Form 10-Q
period 1996-03-31
FOAMEX L P
filed 1996-05-09
CIK 890080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             05-0475617
          Delaware                                             22-3182164
- -------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


1000 Columbia Avenue
Linwood, PA                                                       19061
- -------------------------------                        ----------------------
(Address of principal                                          (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.
YES  X     NO
    ---       ---

Foamex Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 1, 1996 was 1,000.


                                  Page 1 of 24
                          Exhibit List on Page 17 of 24

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                                                           Page
Part I.   Financial Information:

          Item 1. Financial Statements

            Foamex L.P.

            Condensed Consolidated Statements of Operations - Thirteen Week Periods
                Ended March 31, 1996 and April 2, 1995                                                        3

            Condensed Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995                  4

            Condensed Consolidated Statements of Cash Flows - Thirteen Week Periods
                Ended March 31, 1996 and April 2, 1995                                                        5

            Notes to Condensed Consolidated Financial Statements                                              6

            Foamex Capital Corporation

            Balance Sheets as of March 31, 1996 and December 31, 1995                                        10

            Notes to Balance Sheets                                                                          11

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                     12

Part II.  Other Information                                                                                  17

          Exhibit List                                                                                       17

          Signatures                                                                                         24


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                       13 Week Periods Ended
                                                       ---------------------
                                                       March 31,    April 2,
                                                         1996         1995
                                                       ---------    --------
                                                             (thousands)
NET SALES                                               $243,599    $242,194

COST OF GOODS SOLD                                       203,318     205,257
                                                        --------    --------

GROSS PROFIT                                              40,281      36,937

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              16,627      16,395
                                                        --------   ---------

INCOME FROM OPERATIONS                                    23,654      20,542

INTEREST AND DEBT ISSUANCE EXPENSE                        11,607      12,308

OTHER INCOME, NET                                            200         172
                                                        --------   ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                  12,247       8,406

PROVISION FOR INCOME TAXES                                   412       1,048
                                                        --------   ---------

NET INCOME                                              $ 11,835    $  7,358
                                                        ========    ========


















          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                        March 31,  December 31,
ASSETS                                                     1996        1995
                                                       -----------  ----------
                                                             (thousands)
CURRENT ASSETS:
     Cash and cash equivalents                         $   6,160    $    638
     Accounts receivable, net                            142,258     128,079
     Inventories                                         106,532     106,528
     Other current assets                                 24,122      22,206
                                                       ---------   ---------

        Total current assets                             279,072     257,451

PROPERTY, PLANT AND EQUIPMENT, NET                       189,230     191,729

COST IN EXCESS OF ASSETS ACQUIRED, NET                   130,667     131,498

DEBT ISSUANCE COSTS, NET                                  18,071      18,703

OTHER ASSETS                                              15,988      17,631
                                                       ---------   ---------

TOTAL ASSETS                                            $633,028    $617,012
                                                        ========    ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Short-term borrowings                              $  4,129    $  2,199
     Current portion of long-term debt                     8,496       8,511
     Accounts payable                                     73,182      74,101
     Accounts payable to related parties                   7,862      11,731
     Accrued interest                                     20,372       9,591
     Accrued restructuring charges                        16,803      19,303
     Other accrued liabilities                            44,508      43,617
                                                        --------   ---------

        Total current liabilities                        175,352     169,053
                                                        --------    --------

LONG-TERM DEBT                                           431,899     433,956
                                                        --------    --------

OTHER LIABILITIES                                         30,514      26,563
                                                        --------   ---------

COMMITMENTS AND CONTINGENCIES                                  -           -
                                                        --------   ---------

PARTNERS' EQUITY (DEFICIT):
     General partner                                         587         404
     Limited partners                                     55,434      46,080
     Note receivable from partner                        (46,227)    (44,444)
     Other                                               (14,531)    (14,600)
                                                        ---------   ---------

        Total partners' equity (deficit)                  (4,737)    (12,560)
                                                        ---------   ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)        $633,028    $617,012
                                                        ========    ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                  13 Week Periods Ended
                                                                              ----------------------------
                                                                               March 31,           April 2,
                                                                                  1996                1995
                                                                              -----------          -------
                                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income                                                                  $11,835               $ 7,358
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                             6,193                 6,183
       Amortization of debt issuance costs and debt discount                       706                   643
       Provision for uncollectible accounts                                        315                   312
       Other operating activities                                                  143                   605
       Changes in operating assets and liabilities                             (10,864)               (5,419)
                                                                               --------              -------

          Net cash provided by operating activities                              8,328                 9,682
                                                                               -------               -------

INVESTING ACTIVITIES:
   Capital expenditures                                                         (3,548)               (7,148)
   Other investing activities                                                      981                    79
                                                                               -------               -------

          Net cash used for investing activities                                (2,567)               (7,069)
                                                                               --------              --------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings                       1,930                  (333)
   Net repayments of revolving loans                                                 -                (3,000)
   Repayment of long-term debt                                                  (2,137)               (2,498)
   Other financing activities                                                      (32)                  (23)
                                                                               --------              --------

          Net cash used for financing activities                                  (239)               (5,854)
                                                                               --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             5,522                (3,241)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   638                19,974
                                                                               -------               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 6,160               $16,733
                                                                               =======               =======











          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 31, 1996, and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended March 31, 1996 and April 2, 1995 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included. In addition, the consolidated financial statements have been restated to reflect the contribution of Foamex Latin America, Inc. ("Latin America") by Foamex International Inc. ("Foamex International") as further discussed in Note 3.

   In October 1995, the Board of Directors of Foamex International approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). Foamex International is continuing to evaluate the possible sale of this business segment; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell this business segment or as to the price or terms of any sale. The financial statements of Foamex L.P. do not include any adjustments that might result from any sale.

   Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s 1995 consolidated financial statements and notes thereto as set forth in Foamex L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2. INVENTORIES

   The components of inventories consist of:

                                           March 31,          December 31,
                                             1996                 1995
                                           --------             --------
                                                    (thousands)
   Raw materials and supplies              $ 58,256             $ 58,011
   Work-in-process                           17,870               17,362
   Finished goods                            30,406               31,155
                                           --------             --------

       Total                               $106,532             $106,528
                                           ========             ========

3. RELATED PARTY TRANSACTIONS

   In April 1996, Foamex International contributed the foam products operations of Latin America to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interest since the entities are under common control. Accordingly, all periods presented have been restated to reflect the results of operations and financial position of Latin America. Net sales and net income of the separate companies for the periods preceding the contribution were:

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3. RELATED PARTY TRANSACTIONS (continued)

13 Week Period Ended March 31, 1996:

                                            Foamex L.P.       Latin America      Eliminations     Combined
                                                                            (thousands)
Net sales                                     $238,787            $5,448            $(636)        $243,599
                                              ========            ======            =====         ========
Net income                                    $ 11,419            $  416            $   -         $ 11,835
                                              ========            ======            =====         ========

13 Week Period Ended April 2. 1995:

Net sales                                     $241,486            $  708            $   -          $242,194
                                              ========            ======            =====          ========
Net income (loss)                             $  7,600            $ (242)           $   -          $  7,358
                                              ========            ======            =====          ========

   Foamex L.P. has an $87.9 million principal amount note due 2006 from its 98% limited partner, Foamex-JPS Automotive L.P. ("FJPS"), for $35.3 million (the "FJPS Note"). The original issue discount of $52.6 million is being amortized using the weighted average to maturity method over the life of the issue. No cash interest is payable on the FJPS Note prior to July 2000; rather the FJPS Note accretes on a daily basis and compounds semiannually at the rate of 15.50% per annum through June 1996; 15.75% per annum thereafter through June 1997; and 16.00% per annum thereafter through June 2000. Interest will be due semiannually in cash at 16.00% per annum from July 2000 through the maturity date. The FJPS Note and related transactions have been classified in partners' equity (deficit) since the companies are related. Also, the accretion of $1.8 million and $1.5 million for the thirteen week periods ended March 31, 1996 and April 2, 1995 have been reflected as a direct increase in the FJPS Note and the partners' capital accounts, thereby excluded from the condensed consolidated statements of operations.

   Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International. Pursuant to the terms of the Supply Agreement, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended March 31, 1996 and April 2, 1995, Foamex L.P. purchased approximately $24.1 million and $26.8 million of raw materials under the Supply Agreement. As of March 31, 1996 and December 31, 1995, Foamex L.P. had accounts payable to Foamex International of approximately $7.9 million and $11.7 million, respectively, associated with the Supply Agreement.

4. ENVIRONMENTAL MATTERS

   Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at four other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. As of March 31, 1996, Foamex L.P. has environmental accruals of $1.5 million for the remaining potential remediation costs for these facilities based on engineering estimates.

   Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. Foamex L.P., like many other companies engaged in manufacturing, has USTs that will require removal. Due to the age of many of Foamex L.P.'s approximately twelve storage tanks, leakage has occurred from a few of these USTs resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued costs of

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4. ENVIRONMENTAL MATTERS (continued)

$0.5 million based on engineering estimates that the cost of removing the tanks and remediation costs associated therewith ranges from approximately $0.4 million to $1.1 million. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future. Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to eleven sites, with an estimated total liability to Foamex L.P. for the eleven sites of less than approximately $0.2 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

   As of March 31, 1996, the aggregate environmental liability amounts to $6.4 million, $1.6 million of which is included in current liabilities. In addition, Foamex L.P. has a receivable of $0.6 million, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification, for indemnification of environmental liabilities from former owners of Foamex L.P., which is included in current assets. Foamex L.P. believes that realization of the receivables established for indemnification is probable.

   Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

5. LITIGATION

   As of May 3, 1996, Foamex L.P. and Trace International Holdings Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 4,400 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 2,597 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, notwithstanding potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5. LITIGATION (continued)

should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to the capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, notwithstanding the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

   Foamex L.P. is one of multiple defendants in actions alleging bodily injury and diminution in property value as a result of alleged violations of Tennessee hazardous waste regulations at Foamex L.P.'s Morristown, Tennessee facilities. Recticel Foam Corporation ("RFC") has indemnified Foamex L.P. with respect to losses arising from certain events, such as this alleged violation, that had occurred prior to October 2, 1990. Based on information available at this time with respect to the potential liability, after consultation with the general counsel of Trace Holdings, notwithstanding the indemnification provided by RFC, the guaranty of such indemnification by RFC's parent company, Recticel s.a., and the coverage provided by Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

   Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not individually or in the aggregate, have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.'s consolidated financial position.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)



                                                                             March 31,              December 31,
ASSETS                                                                          1996                   1995
                                                                             --------                --------
                                                                                       (thousands)

CASH                                                                         $      1                $      1
                                                                             ========                ========

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                                $      -                $      -
                                                                             --------                --------

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding                                -                       -
     Additional paid-in capital                                                     1                       1
                                                                             --------                --------

        TOTAL STOCKHOLDER'S EQUITY                                           $      1                 $     1
                                                                             ========                 =======



























       The accompanying notes are an integral part of the balance sheets.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                       Notes to Balance Sheets (unaudited)

1.   ORGANIZATION

     Foamex Capital Corporation ("FCC'), a wholly-owned subsidiary of Foamex L.P., was formed for the sole purpose of obtaining financing from external sources.

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor on the following borrowings of Foamex L.P.:

     9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

     The $116.7 million principal amount Senior Secured Notes were issued on June 3, 1993 and bear interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes mature on June 1, 2000. In December 1993, in conjunction with Foamex International Inc's. ("Foamex International") initial public offering, Foamex L.P. defeased $43.3 million of Senior Secured Notes. The Senior Secured Notes are collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 1, 1998, initially at 101.583% of their principal amount, plus accrued interest, and declining to 100% on or after June 1, 1999. The Senior Secured Notes have been guaranteed, on a senior secured basis, by General Felt Industries, Inc. ("General Felt") and, on a senior unsecured basis, by Foamex International and Perfect Fit Industries, Inc. ("Perfect Fit")

     11 1/4% Senior Notes due 2002 ("Senior Notes")

     The $150.0 million principal amount Senior Notes bear interest at the rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2000. The Senior Notes have been guaranteed, on a senior basis, by General Felt, Perfect Fit, and Foamex International.

     11 7/8% Senior Subordinated Debentures due 2004 ("Subordinated Debentures")

     The $126.0 million principal amount Subordinated Debentures bear interest at the rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. The Subordinated Debentures have been guaranteed, on a senior subordinated basis, by General Felt, Perfect Fit, and Foamex International.

     11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

     The $7.0 million principal amount Series B Debentures were issued July 30, 1993 by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures. The Series B Debentures have been guaranteed on a senior subordinated basis by General Felt and Perfect Fit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. is one of the largest manufacturers of flexible polyurethane foam and foam products in North America and currently operates in two business segments, polyurethane foam products and home comfort products. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report.

     In October 1995, the Board of Directors of Foamex International Inc. ("Foamex International") approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). Foamex International is continuing to evaluate the possible sale of this business segment; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell this business segment or as to the price or terms of any sale. The financial statements of Foamex L.P. do not include any adjustments that might result from any sale.

     In October 1995, the Board of Directors of Foamex International also approved an operational plan to improve the profitability of Foamex L.P.'s foam products segment. The operational plan consists of (i) reducing layers of management through organizational realignment, (ii) the consolidation of thirteen foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of the plant consolidations. The operational plan and other actions are expected to result in estimated annualized savings in excess of $50.0 million, with expected savings in 1996 of approximately $30.0 million of which it is estimated that Foamex L.P. realized approximately $4.4 million of savings under the operational plan during the first quarter of 1996. The consolidation of the thirteen foam production, fabrication or branch locations (referred to above) and the closure of two manufacturing facilities in the home comfort products segment are collectively referred to herein as the restructuring plan. As of March 31, 1996, Foamex L.P. has closed twelve locations included in the restructuring plan and it is expected that the restructuring plan will be substantially completed by year end. There can be no assurance that Foamex L.P. will be able to successfully implement the foregoing.(1)

     Foamex L.P.'s automotive foam customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, Foamex L.P.'s sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

13 Week Period Ended March 31, 1996 Compared to 13 Week Period Ended
April 2, 1995

Consolidated Results of Operations

       Net sales for 1996 were $243.6 million as compared to $242.2 million in 1995. The $1.4 million or 0.6% increase in net sales was primarily due to an increase in the home comfort products segment's net sales as discussed in "Home Comfort Products Segment Results of Operations".

       Gross profit as a percentage of net sales for 1996 increased to 16.5% from 15.3% in 1995 primarily due to selling price increases and improved material and production efficiencies in the foam products segment.



(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Income from operations increased to $23.7 million for 1996 from $20.5 million in 1995 primarily due to improved gross profit margins as discussed above. Selling, general and administrative expenses remained fairly consistent at $16.6 million for 1996 as compared to $16.4 million in 1995.

       Net income increased to $11.8 million for 1996 from $7.4 million in 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $0.7 million. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding.

       Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations and the closure of two manufacturing facilities in the home comfort products segment, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the home comfort products segment, (iv) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (v) Foamex L.P.'s success in passing on selling price increases to recover previous raw material cost increases.(1)

Foam Products Segment Results of Operations

       Net sales for 1996 were $218.4 million as compared to $218.2 million in 1995. Carpet cushion net sales for 1996 decreased 6.5% to $63.5 million from $67.9 million in 1995 primarily due to reduced net sales volume of certain carpet cushion products. Also, 1995 included net sales from a promotional program that was not continued in 1996. Cushioning foam net sales for 1996 increased 7.5% to $81.5 million from $75.8 million in 1995 primarily due to the April 1995 acquisition of a company which manufactures cushioning products, increased net sales volume of bedding related products and increased selling prices. Automotive foam net sales for 1996 decreased 4.1% to $56.3 million from $58.7 million in 1995 primarily due to the reduction of automotive vehicle production in 1996 as compared to 1995. Technical foam net sales for 1996 increased 8.2% to $17.1 million from $15.8 million in 1995 primarily due to increased selling prices and increased net sales volume.

       Gross profit as a percentage of net sales increased to 16.5% for 1996 from 15.0% in 1995 primarily due to selling price increases and improved material and production efficiencies.

       Income from operations increased to $22.5 million for 1996 from $19.8 million in 1995 primarily due to improved gross profit margins as discussed above offset by an increase of $0.7 million in selling, general and administrative expenses for 1996 as compared to 1995 primarily due to management realignment under the operational plan.

Home Comfort Products Segment Results of Operations

       Net sales for 1996 increased 5.0% to $25.2 million from $24.0 million in 1995 primarily due to increased net sales volume of decorative bedding products. Gross profit as a percentage of net sales decreased to 16.9% for 1996 from 17.8% in 1995 primarily due to competitive pricing pressures in the retail industry.

       Income from operations increased to $1.2 million for 1996 from $0.8 million in 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 12.0% during 1996 from 14.6% in 1995 primarily due to the elimination of certain benefits for an officer who resigned in February 1996.


(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foamex Capital Corporation ("FCC")

       FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and FCC has no other material operations.

Liquidity and Capital Resources

       Liquidity

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under its revolving credit agreement, if necessary, will be adequate to meet the operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants of the Foamex L.P. Credit Facility as of March 31, 1996 and expects to be in compliance for the foreseeable future. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements.

       Cash and cash equivalents increased $5.6 million during 1996 to $6.2 million at March 31, 1996 from $0.6 million at December 31, 1995 primarily due to improved operating results offset by capital expenditures and scheduled debt repayments. Working capital increased $15.3 million for 1996 to $103.7 million at March 31, 1996 from $88.4 million at December 31, 1995. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $15.1 million to $175.6 million at March 31, 1996 from $160.5 million at December 31, 1995 primarily due to an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable was primarily due to an increase in net sales for March 1996 as compared to December 1995. In addition, accrued interest increased approximately $10.8 million due to an interest payment due date in April 1996.

       Cash Flow from Operating Activities

       Cash flow from operating activities was $8.3 million and $9.7 million in 1996 and 1995, respectively. Cash flow from operating activities decreased for 1996 as compared to 1995 primarily due to an increased use of cash by operating assets and liabilities offset by improved operating results.

       Cash Flow from Investing Activities

       During 1996, Foamex L.P. spent approximately $3.5 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

       Cash Flow from Financing Activities

       As of March 31, 1996, there were no outstanding revolving credit borrowings under the Foamex L.P. Credit Facility with unused availability of approximately $34.5 million. Borrowings by Foamex Canada Inc. as of March 31, 1996 were $4.1 million under a revolving credit agreement with unused availability of approximately $0.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Rate Swap Agreements

       Foamex L.P. enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. does not hold or issue financial instruments for trading purposes. Foamex L.P. has an interest rate swap agreement with a notional amount of $150.0 million through June 2000. Under the swap agreement, Foamex L.P. is obligated to make variable payments based on LIBOR in exchange for fixed payments at a rate of 5.81% per annum by the swap partner payable semiannually in arrears. Interest expense will be subject to fluctuations in LIBOR. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

       Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 1998. Under this agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.5% and a floor of 4.75% per annum for the six months ended in June 1995 and variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995 and is obligated to make fixed payments at a rate of 5.81% per annum, for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 1.89% per annum for the six months ended in June 1996, LIBOR plus 1.83% per annum for the six months ended in December 1996 and 12.34% per annum less LIBOR for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1996. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $0.8 million and $0.6 million for 1996 and 1995, respectively.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of March 31, 1996 was $6.4 million. In addition, as of March 31, 1996, Foamex L.P. has receivables of $0.6 million, net of $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification, for indemnification of environmental liabilities from former partners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inflation and Other Matters

       There was no significant impact on Foamex L.P.'s operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

          The information from Notes 4 and 5 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of March 31, 1996 (unaudited) is incorporated herein by reference.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

3.1(a)        -  Restated Certificate of Incorporation of Foamex International.
3.2(a)        -  By-laws of Foamex International.
3.3(a)        -  Fourth Amended and Restated Agreement of Limited Partnership
                 of Foamex L.P., dated as of December 14, 1993, by and among
                 FMXI and Trace Foam, as general partners, and Foamex
                 International, as a limited partner (the "Partnership
                 Agreement").
3.4(n)        -  First Amendment to the Fourth Amendment and Restated
                 Agreement of Limited Partnership of Foamex L.P., dated June 28,
                 1994.
3.5(a)        -  Certificate of Incorporation of FMXI.
3.6(a)        -  By-laws of FMXI.
3.7(e)        -  Certificate of Incorporation of FCC.
3.8(e)        -  By-laws of FCC.
3.9(c)        -  Certificate of Incorporation of GFI Acquisition Corp.
3.10(c)       -  Certificate of Amendment to the Certificate of Incorporation of
                 GFI Acquisition Corp.
3.11(c)       -  Certificate of Amendment to the Certificate of Incorporation of
                 General Felt.
3.12(n)       -  Certificate of Incorporation of Perfect Fit.
3.13(n)       -  By-laws of Perfect Fit.
4.1(b)        -  Indenture, dated as of June 3, 1993, among Foamex L.P. and
                 FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank, National Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior
                 Secured Notes due 2000, including form of Senior Secured Note.

4.2(a)        -  First Supplemental Indenture, dated as of November 18, 1993, among Foamex International and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee,
                 relating to the Senior Secured Notes.
4.3(a)        -  Second Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut, as
                 trustee, relating to the Senior Secured Notes.
4.4(b)        -  Company Pledge Agreement, dated as of June 3, 1993, by Foamex
                 L.P. in favor of Shawmut, as trustee for the holders of the
                 Senior Secured Notes.
4.5(b)        -  Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior
                 Secured Notes.
4.6(b)        -  Subsidiary Pledge Agreement, dated as of June 3, 1993, by
                 General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)        -  Company Security Agreement, dated as of June 3, 1993, by Foamex
                 L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(a)        -  Foamex L.P. Pledge Agreement, dated November 18, 1993, in connection with the Senior Secured Notes.
4.9(b)        -  Subsidiary Security Agreement, dated as of June 3, 1993, by
                 General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.13(a)       -  Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.14(c)       -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                 FCC, and The Connecticut National Bank, as trustee, relating to
                 $150,000,000 principal amount of 11 1/4% Senior Notes due 2002, including form of Senior Note.
4.15(d)       -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, as Guarantor, and Shawmut Bank Connecticut,
                 National Association (formerly The Connecticut National Bank)
                 ("Shawmut Connecticut"), as trustee, relating to the Senior
                 Notes.
4.16(a)       -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt, and
                 Perfect Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.17(a)       -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut
                 Connecticut, as trustee, relating to the Senior Notes.
4.18(m)       -  Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, Foamex International as
                 Parent Guarantor, General Felt, and Perfect Fit as Guarantors
                 and Shawmut Connecticut, as Trustee, relating to the Senior
                 Notes.
4.19(c)       -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                 FCC, and Shawmut Bank, ("Shawmut"), as trustee, relating to
                 $126,000,000 principal amount of 117/8% Senior Subordinated
                 Debentures due 2004, including form of Senior Subordinated
                 Debenture.
4.20(d)       -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(a)       -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect
                 Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.

4.22(b)       -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut, as
                 trustee, relating to the Senior Subordinated Debentures.
4.23(i)       -  Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
                 Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior
                 Secured Discount Debentures due 2004, including form of Senior
                 Secured Discount Debenture.
4.24(m)       -  Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the
                 Senior Secured Discount Debentures.
4.25(i)       -  Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to
                 Foamex L.P.
4.26(m)       -  Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its Senior
                 Note due 2006.
4.27(m)       -  Pledge Agreement, dated as of June 28, 1994, made by JPS
                 Automotive L.P. in favor of Foamex L.P. to secure FJPS's
                 obligations under its Senior Note due 2006.
4.28(o)       -  Commitment letter, dated July 18, 1995, from The Bank of Nova
                 Scotia to Foamex Canada.
4.29(d)       -  Agreement of Undertaking, dated as of December 31, 1991, between Foamex L.P. and The Bank of Nova Scotia.
4.30(i)       -  Second Amended and Restated Credit Agreement, dated as of
                 June 28, 1994, among Foamex L.P., General Felt, Perfect Fit,
                 Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the
                 institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank,
                 N.A. and The Bank of Nova Scotia, as Administrative Agents (the
                 "Credit Agreement").
4.31(m)       -  First Amendment to Second Amended and Restated Credit
                 Agreement of Foamex L.P., dated as of August 19, 1994.
4.32(m)       -  Second Amendment to Second Amended and Restated Credit
                 Agreement of Foamex L.P., dated as of November 11, 1994.
4.33(m)       -  Third Amendment to Second Amended and Restated Credit
                 Agreement of Foamex L.P., dated as of February 8, 1995.
4.34(o)       -  Fourth Amendment to Second Amended and Restated of Foamex L.P.,
                 dated as of June 30, 1995.
4.35(p)       -  Fifth Amendment to Second Amended and Restated of Foamex L.P.,
                 dated as of February 27, 1996.
4.36(p)       -  Letter of Consent to Waiver to the Second Amended and Rested
                 Foamex L.P. Credit Agreement, dated December 21, 1995.
4.37(p)       -  Letter of Consent to Waiver of the Second Amended and Restated
                 Foamex L.P. Credit Agreement, dated January 25, 1996.
4.38(a)       -  Guaranties, dated November 18, 1993, executed by each of
                 Foamex L.P., General Felt and Perfect Fit, as guarantor,
                 respectively, in favor of Citibank, N.A., as Administrative
                 Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the
                 Credit Agreement.
4.39(a)       -  Guaranty, dated November 18, 1993, executed by FCC in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt and Perfect Fit under the Credit Agreement.
4.40(i)       -  Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and
                 The Bank of Nova Scotia, as Administrative Agents, for the
                 ratable benefit of the lenders and the issuing banks under the
                 Credit Agreement.
4.41(p)       -  First Amendment to Amended and Restated Guaranty, dated June
                 30, 1995, executed by Foamex International in favor of
                 Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                 Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.42(p)       -  Second Amendment to Amended and Restated Guaranty, dated
                 February 27, 1996, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                 Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

4.43(a)       -  Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit, and FCC,
                 respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.44(i)       -  Amendatory Agreement, dated as of June 28, 1994, among Foamex
                 L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as
                 collateral agent under the Credit Agreement.
4.45(a)       -  Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the
                 Credit Agreement and Shawmut, as trustee under the Foamex L.P.
                 Senior Secured Note Indenture.
4.46(a)       -  Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P.
                 to Rallis.
4.47(a)       -  Marely Loan Commitment Agreement, dated as of December 14,
                 1993, by and between Foamex International and Marely.
4.48(a)       -  DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
4.49(o)       -  Promissory Note, dated July 7, 1995, in the aggregate principal amount of $4,372,516, executed by Trace Holdings to Foamex L.P.
4.50          -  Promissory Note, dated December 8, 1995, in the aggregate principal amount of $2,000,000 executed by Foamex International to Foamex L.P.
10.1(b)       -  Interest Rate and Currency Exchange Agreement, dated as of
                 June 14, 1993, among Foamex L.P., FCC, and Salomon Brothers
                 Holdings Company Inc ("Salomon Holdings").
10.2(m)       -  Swap Agreement, dated as of March 31, 1994, and amended in
                 November 1994, by and between Foamex L.P. and Citibank, N.A.
10.3          -  Amended Confirmation Letter Agreement, dated as of February 2,
                 1996, by and between Foamex L.P. and Citibank, N.A.
10.4(b)       -  Revised Swap Transaction Letter Agreement, dated as of June
                 10, 1993, among Foamex L.P., FCC and Salomon Holdings.
10.5(d)       -  Reimbursement Agreement, dated as of March 23, 1993, between
                 Trace Holdings and General Felt.
10.6(d)       -  Shareholder Agreement, dated December 31, 1992, among
                 Recticel, s.a., Recticel Holding Noord B.V., Foamex L.P.,
                 Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell,
                 and Prefoam AG relating to foam technology sharing arrangement.
10.7(e)       -  Asset Transfer Agreement, dated as of October 2, 1990, between
                 Trace Holdings and the Foamex L.P. (the "Trace Holdings Asset
                 Transfer Agreement").
10.8(e)       -  First Amendment, dated as of December 19, 1991, to the Trace
                 Holdings Asset Transfer Agreement.
10.9(e)       -  Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.10(e)      -  Asset Transfer Agreement, dated as of October 2, 1990, between
                 RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.11(e)      -  First Amendment, dated as of December 19, 1991, to the RFC
                 Asset Transfer Agreement.
10.12(e)      -  Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                 Protocol").
10.13(d)      -  The 5.03 Protocol Assumption Agreement, dated as of October 13,
                 1992, between RFC and Foamex L.P.
10.14(d)      -  Letter Agreement between Trace Holdings and Recticel
                 regarding the Recticel guaranty, dated as of July 22, 1992.
10.15(e)      -  Supply Agreement between Recticel s.a., formerly known as
                 Gechem s.a., and Foamex L.P., dated as of August 1, 1991.
10.16(i)      -  Supply Agreement, dated June 28, 1994, between Foamex L.P. and
                 Foamex International.
10.17(i)      -  First Amended and Restated Tax Sharing Agreement, dated as of
                 December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and
                 Foamex International.
10.18(i)      -  Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and Foamex International.

10.19(d)      -  Trace Foam Management Agreement between Foamex L.P. and Trace
                 Foam, dated as of October 13, 1992.
10.20(i)      -  Affirmation Agreement re: Management Agreement, dated as of
                 December 14, 1993 between Foamex L.P. and Trace Foam.
10.21(d)      -  Agreement and Plan of Merger, dated as of March 11, 1993, among Foamex L.P., GFI Acquisition, Inc. and General Felt.
10.22(c)      -  Agreement and Plan of Merger, dated as of March 1, 1993, among Great Western, Rallis, Foamex L.P. and Kyoto Merger, Inc.
10.23(e)      -  Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.24(e)      -  Trace Holdings 1987 Nonqualified Stock Option Plan.
10.25(e)      -  Equity Growth Participation Program.
10.26(e)      -  Foamex L.P. Salaried Retirement Plan (formerly known as the
                 Foamex L.P. Products, Inc. Salaried Employee Retirement Plan),
                 as amended, effective July 1, 1984.
10.27(m)      -  General Felt Industries, Inc. Retirement Plan for Salaried
                 Employees, effective as of January 1, 1995.
10.28(e)      -  Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.29(o)      -  Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.30(a)      -  Foamex International's 1993 Stock Option Plan.
10.31(a)      -  Foamex International's Non-Employee Director Compensation Plan.
10.32(a)      -  Employment Agreement, dated as of May 6, 1993, by and between
                 Foamex L.P. and Rallis.
10.33(f)      -  Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.34(p)      -  Employment Agreement, dated as of July 26, 1995, by and between
                 Foamex L.P. and Salvatore J. Bonanno.
10.35(a)      -  Stock Exchange Agreement, dated as of October 25, 1993, among
                 Perfect Fit, the stockholders which are parties thereto, Foamex
                 International and Foamex L.P. (the "Perfect Fit Stock Exchange
                 Agreement").
10.36(a)      -  Amendment No. 1 to the Perfect Fit Stock Exchange Agreement,
                 dated November 18, 1993.
10.37(a)      -  1993 Recticel Master Agreement, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, RFC, Foamex
                 International, Recticel s.a., MGM, FCD Sub and Foamex L.P.
10.38(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and RFC.
10.39(a)      -  Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and RFC.
10.40(a)      -  1993 Agreement of Terms, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, Foamex L.P., Foamex
                 International, and GBNY.
10.41(a)      -  1993 Marely Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam,
                 Foamex L.P., and Marely.
10.42(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.43(a)      -  Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.44(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and Marely.
10.45(a)      -  1993 DLJ Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, DLJ
                 Funding, and Foamex L.P.
10.46(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.47(a)      -  Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.48(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and DLJ Funding.

10.49(a)      -  1993 Rallis Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam,
                 Rallis, and Foamex L.P.
10.50(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Rallis.
10.51(a)      -  Partial Redemption Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Rallis.
10.52(c)      -  Exchange Agreement Regarding Admission of Limited Partner and
                 Put Option, dated as of May 1, 1993, among Rallis, Pegasus
                 Properties, Foamex L.P., and Trace Holdings.
10.53(a)      -  Amended and Restated Put Option Agreement, dated as of
                 December 14, 1993, by and between Trace Holdings and Rallis.
10.54(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Holdings.
10.55(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and Trace Holdings.
10.56(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Foam.
10.57(a)      -  Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Trace Foam.
10.58(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and FCD Sub.
10.59(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and FCD Sub.
10.60(a)      -  Release and Termination Agreement, dated as of December 14,
                 1993, by and among Trace Holdings, Trace Foam, Foamex L.P.,
                 RFC, Marely, DLJ, MGM, FCD Sub, Recticel s.a., SGB, GBNY, and
                 Wilmington Trust Company.
10.61(f)      -  Stock Purchase Agreement, dated as of December 23, 1993, by and among Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
- -------------

(a) Incorporated herein by reference to the Exhibit to Foamex International's Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

(c) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P., FCC and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and
              33-60888-02.

(d) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex L.P. and FCC for fiscal 1992.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

(f) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1993.

(g) Incorporated herein by reference to the Exhibit to JPS Automotive L.P.'s Registration Statement on Form S-1, Registration No. 33-75510.

(h) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 3, 1994.

(i) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC and Foamex International on Form S-4, Registration No. 33-82028.

(j) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of JPS Automotive L.P. and JPS Automotive Products Corp. for the fiscal quarter ended October 2, 1994.

(k) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of Foamex L.P. and Foamex L.P. Capital Corporation, and General Felt Industries, Inc. for the fiscal quarter ended October 2, 1994.

(l) Incorporated herein by reference to the Exhibit to the Registration Statement on Form S-1 of Foamex International, Registration No. 33-85488.

(m) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1994.

(n) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1994.

(o) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended July 2, 1995.

(p) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1995.

              Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

          (b) Foamex L.P. filed the following Current Reports on Form 8-K:

              None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                       FOAMEX L.P.

                                       By:  FMXI, INC.
                                       General Partner


Date:  May 9, 1996                     By:   /s/ Kenneth R. Fuette
                                            ----------------------
                                            Kenneth R. Fuette
                                            Chief Financial Officer and
                                            Chief Accounting Officer




                                       FOAMEX CAPITAL CORPORATION



Date:  May 9, 1996                     By:   /s/ Kenneth R. Fuette
                                            ----------------------
                                            Kenneth R. Fuette
                                            Chief Financial Officer and
                                            Chief Accounting Officer