Form 10-Q
period 1996-06-30
FOAMEX L P
filed 1996-08-19
CIK 890080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             05-0475617
          Delaware                                             22-3182164
- -------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


1000 Columbia Avenue
Linwood, PA                                                       19061
- --------------------                                              -----
(Address of principal                                           (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.
YES  __X__     NO _____

Foamex Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 1, 1996 was 1,000.

                                  Page 1 of 25
                          Exhibit List on Page 18 of 25

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I. Financial Information:

          Item 1. Financial Statements

            Foamex L.P.
            ----------
            Condensed Consolidated Statements of Operations - Thirteen Week and Twenty-Six
                Week Periods Ended June 30, 1996 and July 2, 1995                                             3

            Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995                   4

            Condensed Consolidated Statements of Cash Flows - Twenty-Six Week Periods
                Ended June 30, 1996 and July 2, 1995                                                          5

            Notes to Condensed Consolidated Financial Statements                                              6

            Foamex Capital Corporation
            --------------------------
            Balance Sheets as of June 30, 1996 and December 31, 1995                                         11

            Notes to Balance Sheets                                                                          12

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                     13

Part II. Other Information                                                                                   18

          Exhibit List                                                                                       18

          Signatures                                                                                         25



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                            13 Week Periods Ended          26 Week Periods Ended
                                                            ---------------------          ---------------------
                                                            June 30,         July 2,      June 30,        July 2,
                                                               1996           1995          1996           1995
                                                            --------         -------      --------        -------
                                                                                  (thousands)

           NET SALES                                       $ 240,447        $ 215,350      $ 459,578     $ 434,670

           COST OF GOODS SOLD                                202,280          182,152        385,380       368,808
                                                           ---------        ---------      ---------     ---------

           GROSS PROFIT                                       38,167           33,198         74,198        65,862

           SELLING, GENERAL AND
              ADMINISTRATIVE EXPENSES                         13,526           14,323         27,127        27,198
                                                           ---------        ---------      ---------     ---------

           INCOME FROM OPERATIONS                             24,641           18,875         47,071        38,664

           INTEREST AND DEBT ISSUANCE EXPENSE                 10,311           11,442         20,724        22,567

           OTHER INCOME, NET                                     337              166            537           338
                                                           ---------        ---------      ---------     ---------

           INCOME FROM CONTINUING OPERATIONS
              BEFORE PROVISION FOR INCOME TAXES               14,667            7,599         26,884        16,435

           PROVISION FOR INCOME TAXES                          2,999              974          3,718         2,121
                                                           ---------        ---------      ---------     ---------

           INCOME FROM CONTINUING OPERATIONS                  11,668            6,625         23,166        14,314
                                                           ---------        ---------      ---------     ---------

           DISCONTINUED OPERATIONS:

              OPERATING LOSS FROM DISCONTINUED
              OPERATIONS, NET OF INCOME TAX
              BENEFITS                                          (567)            (161)          (230)         (498)

           LOSS ON DISPOSAL OF DISCONTINUED
              OPERATIONS                                     (39,297)            --          (39,297)         --
                                                           ---------        ---------      ---------     ---------

           LOSS FROM DISCONTINUED OPERATIONS                 (39,864)            (161)       (39,527)         (498)
                                                           ---------        ---------      ---------     ---------

           NET INCOME (LOSS)                               $ (28,196)       $   6,464      $ (16,361)    $  13,816
                                                           =========        =========      =========     =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)



                                                                   June 30,         December 31,
ASSETS                                                               1996              1995
                                                                   --------         -----------
                                                                            (thousands)
           CURRENT ASSETS:
                Cash and cash equivalents                         $   2,438        $     638
                Accounts receivable, net                            137,175          113,583
                Inventories                                          79,780           89,952
                Other current assets                                 21,897           22,101
                                                                  ---------        ---------

                   Total current assets                             241,290          226,274

           PROPERTY, PLANT AND EQUIPMENT, NET                       169,323          169,111

           COST IN EXCESS OF ASSETS ACQUIRED, NET                    89,706           91,165

           DEBT ISSUANCE COSTS, NET                                  17,629           18,703

           NET ASSETS OF DISCONTINUED OPERATIONS                     44,017           85,237

           OTHER ASSETS                                              12,868           17,325
                                                                  ---------        ---------
           TOTAL ASSETS                                           $ 574,833        $ 607,815
                                                                  =========        =========

           LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

           CURRENT LIABILITIES:
                Short-term borrowings                             $   4,175        $   2,199
                Current portion of long-term debt                     8,496            8,511
                Accounts payable                                     64,697           67,658
                Accounts payable to related parties                   7,976           11,731
                Accrued interest                                      9,293            9,591
                Accrued restructuring charges                        12,831           18,732
                Other accrued liabilities                            43,005           41,434
                                                                  ---------        ---------

                   Total current liabilities                        150,473          159,856
                                                                  ---------        ---------

           LONG-TERM DEBT                                           429,848          433,956
                                                                  ---------        ---------

           OTHER LIABILITIES                                         28,963           26,563
                                                                  ---------        ---------

           COMMITMENTS AND CONTINGENCIES                               --               --
                                                                  ---------        ---------

           PARTNERS' EQUITY (DEFICIT):
                General partner                                          29              404
                Limited partners                                     28,080           46,080
                Note receivable from partner                        (47,971)         (44,444)
                Other                                               (14,589)         (14,600)
                                                                  ---------        ---------

                   Total partners' equity (deficit)                 (34,451)         (12,560)
                                                                  ---------        ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)       $ 574,833        $ 607,815
                                                                  =========        =========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                     26 Week Periods Ended
                                                                   -------------------------
                                                                     June 30,      July 2,
                                                                       1996         1995
                                                                   -----------    ----------
                                                                          (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                               $(16,361)       $ 13,816
   Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                 10,711          11,264
       Amortization of debt issuance costs and debt discount          1,433           1,325
       Loss on disposition of discontinued operations                39,297            --
       Other operating activities                                      (597)          1,405
       Changes in operating assets and liabilities                  (22,533)        (14,061)
       Changes in discontinued operations                             1,931          (6,288)
                                                                   --------        --------

          Net cash provided by operating activities                  13,881           7,461
                                                                   --------        --------

INVESTING ACTIVITIES:
   Capital expenditures                                              (7,798)         (9,814)
   Acquisition, net of cash acquired                                   --            (7,185)
   Other investing activities                                         1,399             669
   Discontinued operations investing activities                        (900)         (3,021)
                                                                   --------        --------

          Net cash used for investing activities                     (7,299)        (19,351)
                                                                   --------        --------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                            1,976               4
   Net proceeds from revolving loans                                   --             6,000
   Repayment of long-term debt                                       (4,272)         (4,810)
   Distributions to partners                                         (2,478)         (2,241)
   Other financing activities                                            (8)            (83)
                                                                   --------        --------

          Net cash used for financing activities                     (4,782)         (1,130)
                                                                   --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,800         (13,020)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        638          19,974
                                                                   --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  2,438        $  6,954
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of operations for the twenty-six week periods ended June 30, 1996 and July 2, 1995 and the condensed consolidated cash flows for the twenty-six week periods ended June 30, 1996 and July 2, 1995 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included. In addition, the consolidated financial statements have been restated to reflect the contribution of Foamex Latin America, Inc. ("Latin America") by Foamex International Inc. ("Foamex International") as further discussed in Note 4.

   In October 1995, the Board of Directors of Foamex International approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). On August 1, 1996, Foamex L.P. completed the sale of Perfect Fit and received approximately $43.4 million of estimated net proceeds, subject to post-closing adjustments. The condensed consolidated financial statements have been restated for sidcontinued operations and includes a net loss of approximately $39.3 million associated with the sale of Perfect Fit. (See Note 2 below.) Foamex L.P. used $12.0 million from the proceeds of the sale to repay term loan borrowings, and intends to use the remaining proceeds to redeem or repurchase its outstanding indebtedness.


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

2. DISCONTINUED OPERATIONS

   Foamex L.P. completed a transaction on August 1, 1996 in which it sold the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $45.4 million, subject to post-closing adjustments. In addition, Perfect Fit made approximately $2.0 million of payments against its intercompany loan with Foamex L.P.The sale included substantially all of the net assets of the home comfort products business segment with a net book value of approximately $81.9 million. Actual and estimated transaction expenses related to the sale totaled approximately $2.0 million. Foamex L.P. has recorded a loss for discontinued operations of approximately $39.3 million relating to the sale of Perfect Fit. A valuations allowance has been provided for the capital loss relating to the sale of Perfect Fit since Foamex L.P. has determined that capital gain taxable income will more likely not be sufficient to fully recognize the deferred tax asset relating to the capital loss carry-foward.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2. DISCONTINUED OPERATIONS (continued)

Summary operating results of Foamex L.P.'s discontinued operations were as follows:

                                          13 Week Periods Ended            26 Week Periods Ended
                                          ---------------------           ---------------------
                                         June 30,          July 2,        June 30,        July 2,
                                           1996            1995             1996           1995
                                         --------          -------        --------        -------
                                                                 (thousands)

Sales                                    $ 24,935        $ 23,805        $ 50,097        $ 47,850

Gross profit                                3,915           3,853           8,165           8,126

Income (loss) from operations                (101)            444           1,123           1,196

Interest and debt issuance expense          1,190           1,209           2,384           2,392

Loss from discontinued operations
   before income taxes                     (1,639)           (765)         (1,609)         (1,195)

Benefit for income taxes                   (1,072)           (604)         (1,379)           (697)

Loss from discontinued operations,
   net of income taxes                       (567)           (161)           (230)           (498)


         Net assets of Foamex L.P.'s discontinued operations (excluding intercompany net assets) at June 30, 1996 and December 31, 1995 are as follows:


                                                                             June 30,     December 31,
                                                                               1996          1995
                                                                             --------     ------------
                                                                                   (thousands)

Current assets                                                               $29,932       $31,177

Property, plant and equipment, net                                            22,312        22,618

Cost in excess of assets acquired, net                                        39,827        40,333

Other assets                                                                     126           306
                                                                             -------       -------
   Total assets                                                               92,197        94,434
                                                                             -------       -------
Current liabilities                                                            8,883         9,197
                                                                             -------       -------
   Total liabilities                                                           8,883         9,197
                                                                             -------       -------
Net assets                                                                   $83,314       $85,237
                                                                             =======       =======


                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. INVENTORIES

   The components of inventories consist of:

                                                 June 30,       December 31,
                                                    1996            1995
                                                -----------     ----------
                                                         (thousands)
   Raw materials and supplies                    $39,687         $49,963
   Work-in-process                                13,939          14,451
   Finished goods                                 26,154          25,538
                                                 -------         -------
       Total                                     $79,780         $89,952
                                                 =======         =======

4. RELATED PARTY TRANSACTIONS

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


                                            Foamex L.P.       Latin America      Eliminations     Combined
                                            -----------       -------------      ------------     --------
26 Week Period Ended July 2, 1995:                                        (thousands)
Net sales                                    $431,942             $3,039              $(311)      $434,670
                                             ========             =======             ======      ========
Net income (loss)                            $ 14,192             $ (376)             $   -       $ 13,816
                                             ========             =======             ======      ========

   Foamex L.P. has an $87.9 million principal amount note due 2006 from its 98% limited partner, Foamex-JPS Automotive L.P. ("FJPS"), for $35.3 million (the "FJPS Note"). The original issue discount of $52.6 million is being amortized using the weighted average to maturity method over the life of the issue. No cash interest is payable on the FJPS Note prior to July 2000; rather the FJPS Note accretes on a daily basis and compounds semiannually at the rate of 15.50% per annum through June 1996; 15.75% per annum thereafter through June 1997; and 16.00% per annum thereafter through June 2000. Interest will be due semiannually in cash at 16.00% per annum from July 2000 through the maturity date. The FJPS Note and related transactions have been classified in partners' equity (deficit) since the companies are related. Also, the accretion of $3.5 million and $3.0 million for the twenty-six week periods ended June 30, 1996 and July 2, 1995 have been reflected as a direct increase in the FJPS Note and the partners' capital accounts, thereby excluded from the condensed consolidated statements of operations.

   Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International. Pursuant to the terms of the Supply Agreement, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended June 30, 1996 and July 2, 1995, Foamex L.P. purchased approximately $30.0 million and $22.3 million, respectively, of raw materials under the Supply Agreement. During the twenty-six week periods ended June 30, 1996 and July 2, 1995, Foamex L.P. purchased approximately $54.1 million and $49.1 million, respectively, of raw materials under the Supply Agreement. As of June 30, 1996 and December 31, 1995, Foamex L.P. had accounts payable to Foamex International of approximately $8.6 million and $11.7 million, respectively, associated with the Supply Agreement.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

   On July 7, 1996, Trace International Holdings, Inc. ("Trace Holdings") issued to Foamex L.P. a promissory note for $4.4 million in principal amountplus accrued interest of $0.4 million, , which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, on July 7, 1997 and bears interest at 9.5% payable quarterly in arrears commencing October 1, 1996. The promissory note is included in the other component of partners' equity (deficit).

5. ENVIRONMENTAL MATTERS

   Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at four other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. As of June 30, 1996, Foamex L.P. has environmental accruals of $1.3 million for the remaining potential remediation costs for these facilities based on engineering estimates.

   Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. Foamex L.P., like many other companies engaged in manufacturing, has USTs that will require removal. Due to the age of many of Foamex L.P.'s approximately twelve storage tanks, leakage has occurred from a few of these USTs resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued costs of $0.5 million based on engineering estimates that the cost of removing the tanks and remediation costs associated therewith ranges from approximately $0.4 million to $1.1 million. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future. Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to eleven sites, with an estimated total liability to Foamex L.P. for the eleven sites of less than approximately $0.2 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

   As of June 30, 1996, the aggregate environmental liability amounts to $6.1 million, $1.4 million of which is included in current liabilities. In addition, Foamex L.P. has a receivable of $0.7 million, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of indemnification for environmental liabilities from former partners of Foamex L.P., which is included in current assets. Foamex L.P. believes that realization of the receivables established for indemnification is probable.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. LITIGATION

   As of August 1, 1996, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 4,400 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 2,600 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of approximately 900 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to the capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

   Foamex L.P. is one of multiple defendants in actions alleging bodily injury and diminution in property value as a result of alleged violations of Tennessee hazardous waste regulations at Foamex L.P.'s Morristown, Tennessee facilities. Recticel Foam Corporation ("RFC") has indemnified Foamex L.P. with respect to losses arising from certain events, such as this alleged violation, that had occurred prior to October 2, 1990. Based on information available at this time with respect to the potential liability, after consultation with the general counsel of Trace Holdings, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)


                                                        June 30,  December 31,
ASSETS                                                    1996       1995
                                                        -------   -----------
                                                           (thousands)

CASH                                                       $1       $1
                                                           ===      ===

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                              $--      $--
                                                           ---      ---

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding       --        --
     Additional paid-in capital                             1        1
                                                           ---      ---

        TOTAL STOCKHOLDER'S EQUITY                         $1       $1
                                                           ===      ===










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

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor on the following borrowings of Foamex L.P.:

     9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

     The $116.7 million principal amount Senior Secured Notes were issued on June 3, 1993 and bear interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes mature on June 1, 2000. In December 1993, in conjunction with Foamex International Inc's. ("Foamex International") initial public offering, Foamex L.P. defeased $43.3 million of Senior Secured Notes. The Senior Secured Notes are collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 1, 1998, initially at 101.583% of their principal amount, plus accrued interest, and declining to 100% on or after June 1, 1999. The Senior Secured Notes have been guaranteed, on a senior secured basis, by General Felt Industries, Inc. ("General Felt") and, on a senior unsecured basis, by Foamex International.

     11 1/4% Senior Notes due 2002 ("Senior Notes")

     The $150.0 million principal amount Senior Notes bear interest at the rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2000. The Senior Notes have been guaranteed, on a senior basis, by General Felt and Foamex
International.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. is one of the largest manufacturers of flexible polyurethane foam and foam products in North America and currently operates in the polyurethane foam products business segment. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report.

     In October 1995, the Board of Directors of Foamex International Inc. ("Foamex International") approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). On August 1, 1996, Foamex L.P. completed the sale of Perfect Fit and received approximately $43.4 million of estimated net proceeds, subject to post-closing adjustments. The condensed consolidated financial statements have been restated for discontinued operations and include a net loss of approximately $39.3 million associated with the sale of Perfect Fit. Foamex L.P. used $12.0 million from the proceeds of the sale to repay term loan borrowings and intends to use the remaining proceeds to redeem or repurchase its outstanding indebtedness. (See the notes to the condensed consolidated financial statements for further discussion.)

     In October 1995, the Board of Directors of Foamex International also approved an operational plan to improve the profitability of Foamex L.P.'s foam products segment. The operational plan consists of (i) reducing layers of management through organizational realignment, (ii) the consolidation of thirteen foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of the plant consolidations. The operational plan and other actions are expected to result in estimated annualized savings in excess of $50.0 million, with expected savings in 1996 of approximately $30.0 million of which it is estimated that Foamex L.P. realized approximately $11.0 million of savings under the operational plan through June 30, 1996. The consolidation of the thirteen foam production, fabrication or branch locations (referred to above) are collectively referred to herein as the restructuring plan. As of June 30, 1996, Foamex L.P. has closed twelve locations included in the restructuring plan and it is expected that the restructuring plan will be substantially completed by year end. There can be no assurance that Foamex L.P. will be able to successfully implement the foregoing.(1)

     Foamex L.P.'s automotive foam customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, Foamex L.P.'s sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

13 Week Period Ended June 30, 1996 Compared to 13 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

Results of Operations

     Net sales for 1996 were $240.4 million as compared to $215.4 million in 1995 an increase of $25.0 million or 11.6%. Carpet cushion net sales for 1996 increased 7.1% to $76.8 million from $71.7 million in 1995 primarily



- ----------
(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


due to increased selling prices and an increase in net sales volume of certain carpet cushion products. Cushioning foam net sales for 1996 increased 11.8% to $83.5 million from $74.7 million in 1995 primarily due to increased net sales volume of bedding related products and increased selling prices. Automotive foam net sales for 1996 increased 21.3% to $63.2 million from $52.1 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners. Technical foam net sales remained constant at $16.9 million for 1996 and 1995 primarily due to increased selling prices offset by a decrease in volume associated with customer inventory adjustments.

     Gross profit as a percentage of net sales increased to 15.9% for 1996 from 15.4% in 1995 primarily due to selling price increases and improved material and production efficiencies.

     Income from operations increased to $24.6 million for 1996 from $18.9 million in 1995 primarily due to improved gross profit margins as discussed above and a decrease of $0.8 million in selling, general and administrative expenses for 1996 as compared to 1995 primarily due to reductions in salary, traveling, and professional costs.

     Income from continuing operations increased to $11.7 million for 1996 from $6.6 million for 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding.

      The loss from discontinued operations totaling #39.9 million in 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996.
See notes to condensed consolidated financial statements for further discussion.

     Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations (iii) the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the home comfort products segment, (iv) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (v) Foamex L.P.'s success in passing on selling price increases to recover previous raw material cost increases.(1)

26 Week Period Ended June 30, 1996 Compared to 26 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

Results of Operations

Net sales for 1996 were $459.6 million as compared to $434.7 million in 1995 for an increase of $24.9 million or 5.7%. Carpet cushion net sales were $140.3 million for 1996 as compared to $139.6 million for 1995 primarily due to increased selling prices late in the second quarter of 1996 offset by a decrease in net sales volume in the first quarter of 1996. Cushioning foam net sales for 1996 increased 9.4% to $166.0 million from $151.7 million in 1995 primarily due to increased net sales volume of bedding related products, increased selling prices and the April 1995 acquisition of a company which manufactures cushioning products. Automotive foam net sales for 1996 increased 7.8% to $119.3 million from $110.7 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners. Technical foam net sales for 1996 increased 4.0% to $34.0 million from $32.7 million in 1995 primarily due to increased selling prices and increased net sales volume.

     Gross profit as a percentage of net sales increased to 16.1% for 1996 from 15.2% in 1995 primarily due to selling price increases and improved material and production efficiencies.

- ----------
(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Income from operations increased to $47.1 million for 1996 from $38.7 million in 1995 primarily due to improved gross profit margins as discussed above. Selling, general and administrative expenses for 1996 were constant with 1995 at $27.2 million primarily due to to reductions in salary, traveling and professional costs offset by increases during the first quarter of 1996 associated with management realignment in the Operational Plan.

     Income from continuing operations increased to $23.2 million for 1996 from $14.3 million in 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $1.8 million. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding.

     The loss from discontinued operations totaling $39.9 million in 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996. See notes to condensed consolidated financial statements for further discussions.

     Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment, (iv) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (v) Foamex L.P.'s success in passing on selling price increases to recover previous raw material cost increases.(1)

Foamex Capital Corporation ("FCC")

     FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and FCC has no other material operations.

Liquidity and Capital Resources

     Liquidity
     ---------
     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under its revolving credit agreement, if necessary, will be adequate to meet the operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants of the Foamex L.P. Credit Facility as of June 30, 1996 and expects to be in compliance for the foreseeable future. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements.

     Cash and cash equivalents increased $1.8 million during 1996 to $2.4 million at June 30, 1996 from $0.6 million at December 31, 1995 primarily due to improved operating results offset by capital expenditures and scheduled debt repayments. Working capital increased $24.4 million for 1996 to $90.8 million at June 30, 1996 from $66.4 million at December 31, 1995. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $16.4 million to $152.3 million at June 30, 1996 from $135.9 million at December 31, 1995 primarily due to an increase in accounts receivable and a decrease in accounts payable offset by a decrease in inventories. The increase in accounts receivable was primarily due to an increase in net sales for June 1996 as compared to December 1995. The decrease in inventories was the result of facilities being closed during 1996 associated with the restructuring plan. The decrease in accounts payable was primarily associated with the reduction in inventories for the closed facilities.

- ----------
(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash Flow from Operating Activities
     -----------------------------------
     Cash flow from operating activities was $13.9 million and $7.5 million in 1996 and 1995, respectively. Cash flow from operating activities increased for 1996 as compared to 1995 primarily due to improved operating results offset by an increased use of cash by operating assets and liabilities.

     Cash Flow from Investing Activities
     -----------------------------------
     During 1996, Foamex L.P. spent approximately $7.8 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

     Cash Flow from Financing Activities
     -----------------------------------
     As of June 30, 1996, there were no outstanding revolving credit borrowings under the Foamex L.P. Credit Facility with unused availability of approximately $34.8 million. Borrowings by Foamex Canada Inc. as of June 30, 1996 were $4.2 million under a revolving credit agreement with unused availability of approximately $0.2 million.

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

     Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 1999. Under this agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.5% and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995 and fixed payments at a rate of 5.81% per annum for the six months ended in June 1996 and is obligated to make fixed payments at a rate of 5.81% per annum, for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996, the lower of 12.34% per annum less LIBOR or 7.34% per annum for the six months ended in June 1997 and December 1997 and 12.34% per annum less LIBOR for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $1.1 million and $0.2 million for the thirteen weeks ended June 30, 1996 and July 2, 1995, respectively, and $1.9 million and $0.7 million for the twenty-six week periods ended June 30, 1996 and July 2, 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of June 30, 1996 was $6.1 million. In addition, as of June 30, 1996, Foamex L.P. has receivables of $0.7 million, net of $0.1 million allowance relating to potential disagreements regarding the scope of indemnification for environmental liabilities from former partners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Inflation and Other Matters

     There was no significant impact on Foamex L.P.'s operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

Subsequent Event:  Sale of Perfect Fit

     On August 1, 1996, Foamex L.P. consummated the sale of Perfect Fit for gross proceeds of $45.4 million, subject to post-closing adjustments. Foamex L.P. used $12.0 million of the proceeds to repay term loan borrowings under the Foamex L.P. Credit Facility; and presently intends to use the remaining net proceeds to reduce or repurchase indebtedness of Foamex L.P.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in Foamex L.P. Quarterly Report for the fiscal quarter ended March 31, 1996.

          The information from Notes 5 and 6 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of June 30, 1996 (unaudited) is incorporated herein by reference.

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
4.3(a)        -  Second Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut, as
                 trustee, relating to the Senior Secured Notes.
4.3.1         -  Third Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as
                 Issuers, Foamex International Inc., as parent guarantor,
                 General Felt Industries, Inc., as guarantor, Perfect Fit
                 Industries, Inc., as withdrawing guarantor, and Fleet National
                 Bank, as Trustee, relating to the Senior Secured Notes.
4.4(b)        -  Company Pledge Agreement, dated as of June 3, 1993, by Foamex
                 L.P. in favor of Shawmut, as trustee for the holders of the
                 Senior Secured Notes.
4.5(b)        -  Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior
                 Secured Notes.
4.6(b)        -  Subsidiary Pledge Agreement, dated as of June 3, 1993, by
                 General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)        -  Company Security Agreement, dated as of June 3, 1993, by Foamex
                 L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(a)        -  Foamex L.P. Pledge Agreement, dated November 18, 1993, in connection with the Senior Secured Notes.
4.9(b)        -  Subsidiary Security Agreement, dated as of June 3, 1993, by
                 General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.13(a)       -  Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.14(c)       -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                 FCC, and The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due
                 2002, including form of Senior Note.
4.15(d)       -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, as Guarantor, and Shawmut Bank Connecticut,
                 National Association (formerly The Connecticut National Bank)
                 ("Shawmut Connecticut"), as trustee, relating to the Senior
                 Notes.
4.16(a)       -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt, and
                 Perfect Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.17(a)       -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut
                 Connecticut, as trustee, relating to the Senior Notes.
4.17.1        -  Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as
                 Issuers, Foamex International Inc., as parent guarantor,
                 General Felt Industries, Inc., as guarantor, Perfect Fit
                 Industries, Inc., as withdrawing guarantor, and Fleet National
                 Bank, as Trustee, relating to the Senior Notes.
4.18(m)       -  Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, Foamex International as
                 Parent Guarantor, General Felt, and Perfect Fit as Guarantors and Shawmut Connecticut, as Trustee, relating to the Senior
                 Notes.

4.19(c)       -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                 FCC, and Shawmut Bank, ("Shawmut"), as trustee, relating to
                 $126,000,000 principal amount of 117/8% Senior Subordinated
                 Debentures due 2004, including form of Senior Subordinated
                 Debenture.
4.20(d)       -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(a)       -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect
                 Fit, as Guarantors and Shawmut, as trustee, relating to the
                 Senior Subordinated Debentures.
4.21.1        -  Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as
                 Issuers, Foamex International Inc., as parent guarantor,
                 General Felt Industries, Inc., as guarantor, Perfect Fit
                 Industries, Inc., as withdrawing guarantor, and Fleet National
                 Bank, as Trustee, relating to the Subordinated Debentures.
4.22(b)       -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut, as
                 trustee, relating to the Senior Subordinated Debentures.
4.23(i)       -  Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
                 Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior
                 Secured Discount Debentures due 2004, including form of Senior
                 Secured Discount Debenture.
4.24(m)       -  Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the
                 Senior Secured Discount Debentures.
4.25(i)       -  Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to
                 Foamex L.P.
4.26(m)       -  Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its Senior
                 Note due 2006.
4.27(m)       -  Pledge Agreement, dated as of June 28, 1994, made by
                 JPS Automotive L.P. in favor of Foamex L.P. to
                 secure FJPS's obligations under its Senior Note due 2006.
4.28          -  Commitment letter, dated July 9, 1996, from The Bank of Nova
                 Scotia to Foamex Canada.
4.29(d)       -  Agreement of Undertaking, dated as of December 31, 1991, between Foamex L.P. and The Bank of Nova Scotia.
4.30          -  Third Amended and Restated Credit Agreement, dated as of July
                 30, 1996, among Foamex L.P., General Felt, Trace
                 Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the
                 institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank,
                 N.A. and The Bank of Nova Scotia, as Administrative Agents (the
                 "Credit Agreement").
4.31(a)       -  Guaranties, dated November 18, 1993, executed by each of
                 Foamex L.P., General Felt and Perfect Fit, as guarantor,
                 respectively, in favor of Citibank, N.A., as Administrative
                 Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the
                 Credit Agreement.
4.32(a)       -  Guaranty, dated November 18, 1993, executed by FCC in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt and Perfect Fit under the Credit Agreement.
4.33(i)       -  Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and
                 The Bank of Nova Scotia, as Administrative Agents, for the
                 ratable benefit of the lenders and the issuing banks under the
                 Credit Agreement.
4.34(p)       -  First Amendment to Amended and Restated Guaranty, dated June
                 30, 1995, executed by Foamex International in favor of
                 Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                 Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.35(p)       -  Second Amendment to Amended and Restated Guaranty, dated
                 February 27, 1996, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                 Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

4.36(a)       -  Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit, and FCC,
                 respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.37(i)       -  Amendatory Agreement, dated as of June 28, 1994, among Foamex
                 L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as
                 collateral agent under the Credit Agreement.
4.37.1        -  Amendatory Agreement, dated as of July 30, 1996, among Foamex
                 L.P., General Felt Industries, Inc., Foamex Capital
                 Corporation, and Citibank N.A., as collateral agent under the
                 Credit Agreement.
4.38(a)       -  Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the
                 Credit Agreement and Shawmut, as trustee under the Foamex L.P.
                 Senior Secured Note Indenture.
4.39(a)       -  Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P.
                 to Rallis.
4.40(a)       -  Marely Loan Commitment Agreement, dated as of December 14,
                 1993, by and between Foamex International and Marely.
4.41(a)       -  DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
4.42          -  Promissory Note, dated July 7, 1996, in the aggregate
                 principal amount of $4,372,516, executed by Trace Holdings to
                 Foamex L.P.
10.1(b)       -  Interest Rate and Currency Exchange Agreement, dated as of
                 June 14, 1993, among Foamex L.P., FCC, and Salomon Brothers
                 Holdings Company Inc ("Salomon Holdings").
10.2(m)       -  Swap Agreement, dated as of March 31, 1994, and amended in
                 November 1994, by and between Foamex L.P. and Citibank, N.A.
10.3(p)       -  Amended Confirmation Letter Agreement, dated as of February
                 2, 1996, by and between Foamex L.P. and Citibank, N.A.
10.4(b)       -  Revised Swap Transaction Letter Agreement, dated as of June
                 10, 1993, among Foamex L.P., FCC and Salomon Holdings.
10.5(d)       -  Reimbursement Agreement, dated as of March 23, 1993, between
                 Trace Holdings and General Felt.
10.6(d)       -  Shareholder Agreement, dated December 31, 1992, among
                 Recticel, s.a., Recticel Holding Noord B.V., Foamex L.P.,
                 Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell,
                 and Prefoam AG relating to foam technology sharing arrangement.
10.7(e)       -  Asset Transfer Agreement, dated as of October 2, 1990,
                 between Trace Holdings and the Foamex L.P. (the "Trace Holdings
                 Asset Transfer Agreement").
10.8(e)       -  First Amendment, dated as of December 19, 1991, to the Trace
                 Holdings Asset Transfer Agreement.
10.9(e)       -  Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.10(e)      -  Asset Transfer Agreement, dated as of October 2, 1990,
                 between RFC and Foamex L.P. (the "RFC Asset Transfer
                 Agreement").
10.11(e)      -  First Amendment, dated as of December 19, 1991, to the RFC
                 Asset Transfer Agreement.
10.12(e)      -  Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                 Protocol").
10.13(d)      -  The 5.03 Protocol Assumption Agreement, dated as of October
                 13, 1992, between RFC and Foamex L.P.
10.14(d)      -  Letter Agreement between Trace Holdings and Recticel
                 regarding the Recticel guaranty, dated as of July 22, 1992.
10.15(e)      -  Supply Agreement between Recticel s.a., formerly known as
                 Gechem s.a., and Foamex L.P., dated as of August 1, 1991.
10.16(i)      -  Supply Agreement, dated June 28, 1994, between Foamex L.P.
                 and Foamex International.

10.17(i)      -  First Amended and Restated Tax Sharing Agreement, dated as of
                 December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and
                 Foamex International.
10.18(i)      -  Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and Foamex International.
10.19(d)      -  Trace Foam Management Agreement between Foamex L.P. and Trace
                 Foam, dated as of October 13, 1992.
10.20(i)      -  Affirmation Agreement re: Management Agreement, dated as of
                 December 14, 1993 between Foamex L.P. and Trace Foam.
10.21(d)      -  Agreement and Plan of Merger, dated as of March 11, 1993, among Foamex L.P., GFI Acquisition, Inc. and General Felt.
10.22(c)      -  Agreement and Plan of Merger, dated as of March 1, 1993, among Great Western, Rallis, Foamex L.P. and Kyoto Merger, Inc.
10.23(e)      -  Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.24(e)      -  Trace Holdings 1987 Nonqualified Stock Option Plan.
10.25(e)      -  Equity Growth Participation Program.
10.26(e)      -  Foamex L.P. Salaried Retirement Plan (formerly known as the
                 Foamex L.P. Products, Inc. Salaried Employee Retirement Plan),
                 as amended, effective July 1, 1984.
10.27(m)      -  General Felt Industries, Inc. Retirement Plan for Salaried
                 Employees, effective as of January 1, 1995.
10.28(e)      -  Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.29(o)      -  Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.30(a)      -  Foamex International's 1993 Stock Option Plan.
10.31(a)      -  Foamex International's Non-Employee Director Compensation Plan.
10.32(a)      -  Employment Agreement, dated as of May 6, 1993, by and between
                 Foamex L.P. and Rallis.
10.33(f)      -  Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.34(p)      -  Employment Agreement, dated as of July 26, 1995, by and between Foamex L.P. and Salvatore J. Bonanno.
10.35(a)      -  Stock Exchange Agreement, dated as of October 25, 1993, among
                 Perfect Fit, the stockholders which are parties thereto, Foamex
                 International and Foamex L.P. (the "Perfect Fit Stock Exchange
                 Agreement").
10.36(a)      -  Amendment No. 1 to the Perfect Fit Stock Exchange Agreement,
                 dated November 18, 1993.
10.37(a)      -  1993 Recticel Master Agreement, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, RFC, Foamex
                 International, Recticel s.a., MGM, FCD Sub and Foamex L.P.
10.38(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and RFC.
10.39(a)      -  Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and RFC.
10.40(a)      -  1993 Agreement of Terms, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, Foamex L.P., Foamex
                 International, and GBNY.
10.41(a)      -  1993 Marely Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam,
                 Foamex L.P., and Marely.
10.42(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.43(a)      -  Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.44(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and Marely.
10.45(a)      -  1993 DLJ Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, DLJ
                 Funding, and Foamex L.P.
10.46(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.47(a)      -  Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.

10.48(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and DLJ Funding.
10.49(a)      -  1993 Rallis Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam,
                 Rallis, and Foamex L.P.
10.50(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Rallis.
10.51(a)      -  Partial Redemption Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Rallis.
10.52(c)      -  Exchange Agreement Regarding Admission of Limited Partner and
                 Put Option, dated as of May 1, 1993, among Rallis, Pegasus
                 Properties, Foamex L.P., and Trace Holdings.
10.53(a)      -  Amended and Restated Put Option Agreement, dated as of
                 December 14, 1993, by and between Trace Holdings and Rallis.
10.54(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Holdings.
10.55(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and Trace Holdings.
10.56(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Foam.
10.57(a)      -  Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Trace Foam.
10.58(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and FCD Sub.
10.59(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and FCD Sub.
10.60(a)      -  Release and Termination Agreement, dated as of December 14,
                 1993, by and among Trace Holdings, Trace Foam, Foamex L.P.,
                 RFC, Marely, DLJ, MGM, FCD Sub, Recticel s.a., SGB, GBNY, and
                 Wilmington Trust Company.
10.61(f)      -  Stock Purchase Agreement, dated as of December 23, 1993, by and among Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.62(q)      -  Agreement and Plan of Merger, as amended, dated June 11, 1996, by and among PFI Subsidiary, Inc., PRL Acquisition Corp.,
                 Jody B. Vitale, Perfect Fit, General Felt, and Foamex L.P.
- ----------
(a) Incorporated herein by reference to the Exhibit to Foamex International's Registration Statement on Form S-1, Registration No. 33-69606.

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

(q) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex L.P. dated June 11, 1996.

              Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

          (b) Foamex L.P. filed the following Current Reports on Form 8-K:

              Form 8-K reporting an event that occurred on June 11, 1996 (execution of Perfect Fit Merger Agreement.)

              Form 8-K reporting an event that occurred on August 1, 1996 (sale of Perfect Fit including pro forma financial information).

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                           FOAMEX L.P.

                                           By:  FMXI, INC.
                                           General Partner


Date:  August 14, 1996                  By: /s/ Kenneth R. Fuette
                                           ---------------------------------
                                                Kenneth R. Fuette
                                                Chief Financial Officer and
                                                Chief Accounting Officer




                                           FOAMEX CAPITAL CORPORATION



Date:  August 14, 1996                  By: /s/ Kenneth R. Fuette
                                           ---------------------------------
                                                Kenneth R. Fuette
                                                Chief Financial Officer and
                                                Chief Accounting Officer