Form 10-Q/A
period 1996-06-30
FOAMEX L P
filed 1996-08-20
CIK 890080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A


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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 30, 1996 and July 2, 1995 and the condensed consolidated cash flows for the twenty-six week periods ended June 30, 1996 and July 2, 1995 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included. In addition, the condensed consolidated financial statements have been restated to reflect the contribution of Foamex Latin America, Inc. ("Latin America") by Foamex International Inc. ("Foamex International") as further discussed in Note 4.

   In October 1995, the Board of Directors of Foamex International approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). On August 1, 1996, Foamex L.P. completed the sale of Perfect Fit and received approximately $43.4 million of estimated net proceeds, subject to post-closing adjustments. The condensed consolidated financial statements have been restated for discontinued operations and includes a net loss of approximately $39.3 million associated with the sale of Perfect Fit. (See Note 2 below.) Foamex L.P. used $12.0 million from the proceeds of the sale to repay term loan borrowings and intends to use the remaining proceeds to redeem or repurchase its outstanding indebtedness.


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

2. DISCONTINUED OPERATIONS

   Foamex L.P. completed a transaction on August 1, 1996 in which it sold the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $45.4 million, subject to post-closing adjustments. In addition, Perfect Fit made approximately $2.0 million of payments against its intercompany loan with Foamex L.P. The sale included substantially all of the net assets of the home comfort products business segment with a net book value of approximately $81.9 million. Actual and estimated transaction expenses related to the sale totaled approximately $2.0 million. Foamex L.P. has recorded a loss for discontinued operations of approximately $39.3 million relating to the sale of Perfect Fit. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since Foamex L.P. has determined that capital gain taxable income will more likely not be sufficient to fully recognize the deferred tax asset relating to the capital loss carryforward.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

   On July 7, 1996, Trace International Holdings, Inc. ("Trace Holdings") issued to Foamex L.P. a promissory note for $4.4 million in principal amount plus accrued interest of $0.4 million, which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, on July 7, 1997 and bears interest at 9.5% payable quarterly in arrears commencing October 1, 1996. The promissory note is included in the other component of partners' equity (deficit).

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

     11 7/8% Senior Subordinated Debentures due 2004 ("Subordinated Debentures")

     The $126.0 million principal amount Subordinated Debentures bear interest at the rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. The Subordinated Debentures have been guaranteed, on a senior subordinated basis, by General Felt and Foamex International.

     11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

     The $7.0 million principal amount Series B Debentures were issued July 30, 1993 by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures. The Series B Debentures have been guaranteed on a senior subordinated basis by General Felt.

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

26 Week Period Ended June 30, 1996 Compared to 26 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

Results of Operations

Net sales for 1996 were $459.6 million as compared to $434.7 million in 1995 for an increase of $24.9 million or 5.7%. Carpet cushion net sales were $140.3 million for 1996 as compared to $139.6 million for 1995 primarily due to increased selling prices late in the second quarter of 1996 offset by a decrease in net sales volume during the first quarter of 1996. Cushioning foam net sales for 1996 increased 9.4% to $166.0 million from $151.7 million in 1995 primarily due to increased net sales volume of bedding related products, increased selling prices and the April 1995 acquisition of a company which manufactures cushioning products. Automotive foam net sales for 1996 increased 7.8% to $119.3 million from $110.7 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners. Technical foam net sales for 1996 increased 4.0% to $34.0 million from $32.7 million in 1995 primarily due to increased selling prices and increased net sales volume.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Income from operations increased to $47.1 million for 1996 from $38.7 million in 1995 primarily due to improved gross profit margins as discussed above. Selling, general and administrative expenses for 1996 were constant with 1995 at $27.2 million primarily due to reductions in salary, traveling and professional costs offset by increases during the first quarter of 1996 associated with management realignment under the operational plan.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of June 30, 1996 was $6.1 million. In addition, as of June 30, 1996, Foamex L.P. has receivables of $0.7 million, net of $1.0 million allowance relating to potential disagreements regarding the scope of indemnification for environmental liabilities from former partners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in Foamex L.P.'s Quarterly Report for the fiscal quarter ended March 31, 1996.
</R
          The information from Notes 5 and 6 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of June 30, 1996 (unaudited) is incorporated herein by reference.

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
4.3(a)        -  Second Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut, as
                 trustee, relating to the Senior Secured Notes.
4.3.1         -  Third Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as
                 Issuers, Foamex International Inc., as parent guarantor,
                 General Felt Industries, Inc., as guarantor, Perfect Fit
                 Industries, Inc., as withdrawing guarantor, and Fleet National
                 Bank, as Trustee, relating to the Senior Secured Notes.
4.4(b)        -  Company Pledge Agreement, dated as of June 3, 1993, by Foamex
                 L.P. in favor of Shawmut, as trustee for the holders of the
                 Senior Secured Notes.
4.5(b)        -  Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior
                 Secured Notes.
4.6(b)        -  Subsidiary Pledge Agreement, dated as of June 3, 1993, by
                 General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)        -  Company Security Agreement, dated as of June 3, 1993, by Foamex
                 L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(a)        -  Foamex L.P. Pledge Agreement, dated November 18, 1993, in connection with the Senior Secured Notes.
4.9(b)        -  Subsidiary Security Agreement, dated as of June 3, 1993, by
                 General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                 June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.13(a)       -  Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.14(c)       -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                 FCC, and The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due
                 2002, including form of Senior Note.
4.15(d)       -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, as Guarantor, and Shawmut Bank Connecticut,
                 National Association (formerly The Connecticut National Bank)
                 ("Shawmut Connecticut"), as trustee, relating to the Senior
                 Notes.
4.16(a)       -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt, and
                 Perfect Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.17(a)       -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut
                 Connecticut, as trustee, relating to the Senior Notes.
4.17.1        -  Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as
                 Issuers, Foamex International Inc., as parent guarantor,
                 General Felt Industries, Inc., as guarantor, Perfect Fit
                 Industries, Inc., as withdrawing guarantor, and Fleet National
                 Bank, as Trustee, relating to the Senior Notes.
4.18(m)       -  Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, Foamex International as
                 Parent Guarantor, General Felt, and Perfect Fit as Guarantors and Shawmut Connecticut, as Trustee, relating to the Senior
                 Notes.

4.19(c)       -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                 FCC, and Shawmut Bank, ("Shawmut"), as trustee, relating to
                 $126,000,000 principal amount of 117/8% Senior Subordinated
                 Debentures due 2004, including form of Senior Subordinated
                 Debenture.
4.20(d)       -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(a)       -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect
                 Fit, as Guarantors and Shawmut, as trustee, relating to the
                 Senior Subordinated Debentures.
4.21.1        -  Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as
                 Issuers, Foamex International Inc., as parent guarantor,
                 General Felt Industries, Inc., as guarantor, Perfect Fit
                 Industries, Inc., as withdrawing guarantor, and Fleet National
                 Bank, as Trustee, relating to the Subordinated Debentures.
4.22(b)       -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                 General Felt, and Perfect Fit, as Guarantors and Shawmut, as
                 trustee, relating to the Senior Subordinated Debentures.
4.23(i)       -  Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
                 Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior
                 Secured Discount Debentures due 2004, including form of Senior
                 Secured Discount Debenture.
4.24(m)       -  Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the
                 Senior Secured Discount Debentures.
4.25(i)       -  Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to
                 Foamex L.P.
4.26(m)       -  Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its Senior
                 Note due 2006.
4.27(m)       -  Pledge Agreement, dated as of June 28, 1994, made by
                 JPS Automotive L.P. in favor of Foamex L.P. to
                 secure FJPS's obligations under its Senior Note due 2006.
4.28          -  Commitment letter, dated July 9, 1996, from The Bank of Nova
                 Scotia to Foamex Canada.
4.29(d)       -  Agreement of Undertaking, dated as of December 31, 1991, between Foamex L.P. and The Bank of Nova Scotia.
4.30          -  Third Amended and Restated Credit Agreement, dated as of July
                 30, 1996, among Foamex L.P., General Felt, Trace
                 Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the
                 institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank,
                 N.A. and The Bank of Nova Scotia, as Administrative Agents (the
                 "Credit Agreement").
4.31(a)       -  Guaranties, dated November 18, 1993, executed by each of
                 Foamex L.P., General Felt and Perfect Fit, as guarantor,
                 respectively, in favor of Citibank, N.A., as Administrative
                 Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the
                 Credit Agreement.
4.32(a)       -  Guaranty, dated November 18, 1993, executed by FCC in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt and Perfect Fit under the Credit Agreement.
4.33(i)       -  Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and
                 The Bank of Nova Scotia, as Administrative Agents, for the
                 ratable benefit of the lenders and the issuing banks under the
                 Credit Agreement.
4.34(p)       -  First Amendment to Amended and Restated Guaranty, dated June
                 30, 1995, executed by Foamex International in favor of
                 Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                 Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.35(p)       -  Second Amendment to Amended and Restated Guaranty, dated
                 February 27, 1996, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                 Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

4.36(a)       -  Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit, and FCC,
                 respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.37(i)       -  Amendatory Agreement, dated as of June 28, 1994, among Foamex
                 L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.



4.37.1        -  Form of Amendatory Agreement, dated as of July 30, 1996, among
                 Foamex L.P., General Felt Industries, Inc., Foamex Capital Corporation, and Citibank N.A., as collateral agent under the Credit Agreement.

4.38(a)       -  Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the
                 Credit Agreement and Shawmut, as trustee under the Foamex L.P.
                 Senior Secured Note Indenture.
4.39(a)       -  Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P.
                 to Rallis.
4.40(a)       -  Marely Loan Commitment Agreement, dated as of December 14,
                 1993, by and between Foamex International and Marely.
4.41(a)       -  DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
4.42          -  Promissory Note, dated July 7, 1996, in the aggregate
                 principal amount of $4,372,516, executed by Trace Holdings to
                 Foamex L.P.
10.1(b)       -  Interest Rate and Currency Exchange Agreement, dated as of
                 June 14, 1993, among Foamex L.P., FCC, and Salomon Brothers
                 Holdings Company Inc ("Salomon Holdings").
10.2(m)       -  Swap Agreement, dated as of March 31, 1994, and amended in
                 November 1994, by and between Foamex L.P. and Citibank, N.A.
10.3(p)       -  Amended Confirmation Letter Agreement, dated as of February
                 2, 1996, by and between Foamex L.P. and Citibank, N.A.

10.3.1        -  Amended Confirmation Letter Agreement, dated as of May 29,
                 1996, by and between Foamex L.P. and Citibank, N.A.

10.4(b)       -  Revised Swap Transaction Letter Agreement, dated as of June
                 10, 1993, among Foamex L.P., FCC and Salomon Holdings.
10.5(d)       -  Reimbursement Agreement, dated as of March 23, 1993, between
                 Trace Holdings and General Felt.
10.6(d)       -  Shareholder Agreement, dated December 31, 1992, among
                 Recticel, s.a., Recticel Holding Noord B.V., Foamex L.P.,
                 Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell,
                 and Prefoam AG relating to foam technology sharing arrangement.
10.7(e)       -  Asset Transfer Agreement, dated as of October 2, 1990,
                 between Trace Holdings and the Foamex L.P. (the "Trace Holdings
                 Asset Transfer Agreement").
10.8(e)       -  First Amendment, dated as of December 19, 1991, to the Trace
                 Holdings Asset Transfer Agreement.
10.9(e)       -  Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.10(e)      -  Asset Transfer Agreement, dated as of October 2, 1990,
                 between RFC and Foamex L.P. (the "RFC Asset Transfer
                 Agreement").
10.11(e)      -  First Amendment, dated as of December 19, 1991, to the RFC
                 Asset Transfer Agreement.
10.12(e)      -  Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                 Protocol").
10.13(d)      -  The 5.03 Protocol Assumption Agreement, dated as of October
                 13, 1992, between RFC and Foamex L.P.
10.14(d)      -  Letter Agreement between Trace Holdings and Recticel
                 regarding the Recticel guaranty, dated as of July 22, 1992.
10.15(e)      -  Supply Agreement between Recticel s.a., formerly known as
                 Gechem s.a., and Foamex L.P., dated as of August 1, 1991.
10.16(i)      -  Supply Agreement, dated June 28, 1994, between Foamex L.P.
                 and Foamex International.

10.17(i)      -  First Amended and Restated Tax Sharing Agreement, dated as of
                 December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and
                 Foamex International.
10.18(i)      -  Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and Foamex International.
10.19(d)      -  Trace Foam Management Agreement between Foamex L.P. and Trace
                 Foam, dated as of October 13, 1992.
10.20(i)      -  Affirmation Agreement re: Management Agreement, dated as of
                 December 14, 1993 between Foamex L.P. and Trace Foam.
10.21(d)      -  Agreement and Plan of Merger, dated as of March 11, 1993, among Foamex L.P., GFI Acquisition, Inc. and General Felt.
10.22(c)      -  Agreement and Plan of Merger, dated as of March 1, 1993, among Great Western, Rallis, Foamex L.P. and Kyoto Merger, Inc.
10.23(e)      -  Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.24(e)      -  Trace Holdings 1987 Nonqualified Stock Option Plan.
10.25(e)      -  Equity Growth Participation Program.
10.26(e)      -  Foamex L.P. Salaried Retirement Plan (formerly known as the
                 Foamex L.P. Products, Inc. Salaried Employee Retirement Plan),
                 as amended, effective July 1, 1984.
10.27(m)      -  General Felt Industries, Inc. Retirement Plan for Salaried
                 Employees, effective as of January 1, 1995.
10.28(e)      -  Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.29(o)      -  Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.30(a)      -  Foamex International's 1993 Stock Option Plan.
10.31(a)      -  Foamex International's Non-Employee Director Compensation Plan.
10.32(a)      -  Employment Agreement, dated as of May 6, 1993, by and between
                 Foamex L.P. and Rallis.
10.33(f)      -  Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.34(p)      -  Employment Agreement, dated as of July 26, 1995, by and between Foamex L.P. and Salvatore J. Bonanno.
10.35(a)      -  Stock Exchange Agreement, dated as of October 25, 1993, among
                 Perfect Fit, the stockholders which are parties thereto, Foamex
                 International and Foamex L.P. (the "Perfect Fit Stock Exchange
                 Agreement").
10.36(a)      -  Amendment No. 1 to the Perfect Fit Stock Exchange Agreement,
                 dated November 18, 1993.
10.37(a)      -  1993 Recticel Master Agreement, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, RFC, Foamex
                 International, Recticel s.a., MGM, FCD Sub and Foamex L.P.
10.38(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and RFC.
10.39(a)      -  Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and RFC.
10.40(a)      -  1993 Agreement of Terms, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, Foamex L.P., Foamex
                 International, and GBNY.
10.41(a)      -  1993 Marely Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam,
                 Foamex L.P., and Marely.
10.42(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.43(a)      -  Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.44(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and Marely.
10.45(a)      -  1993 DLJ Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, DLJ
                 Funding, and Foamex L.P.
10.46(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.47(a)      -  Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.

10.48(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and DLJ Funding.
10.49(a)      -  1993 Rallis Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam,
                 Rallis, and Foamex L.P.
10.50(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Rallis.
10.51(a)      -  Partial Redemption Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Rallis.
10.52(c)      -  Exchange Agreement Regarding Admission of Limited Partner and
                 Put Option, dated as of May 1, 1993, among Rallis, Pegasus
                 Properties, Foamex L.P., and Trace Holdings.
10.53(a)      -  Amended and Restated Put Option Agreement, dated as of
                 December 14, 1993, by and between Trace Holdings and Rallis.
10.54(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Holdings.
10.55(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and Trace Holdings.
10.56(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Foam.
10.57(a)      -  Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Trace Foam.
10.58(a)      -  Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and FCD Sub.
10.59(a)      -  Redemption and Withdrawal Agreement, dated as of December 14,
                 1993, by and between Foamex L.P. and FCD Sub.
10.60(a)      -  Release and Termination Agreement, dated as of December 14,
                 1993, by and among Trace Holdings, Trace Foam, Foamex L.P.,
                 RFC, Marely, DLJ, MGM, FCD Sub, Recticel s.a., SGB, GBNY, and
                 Wilmington Trust Company.
10.61(f)      -  Stock Purchase Agreement, dated as of December 23, 1993, by and among Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.62(q)      -  Agreement and Plan of Merger, as amended, dated June 11, 1996,
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