Form 10-Q
period 1996-09-29
FOAMEX L P
filed 1996-11-13
CIK 890080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                    Commission file numbers 1-11432; 1-11436

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

      Delaware                                           05-0475617
      Delaware                                           22-3182164
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


1000 Columbia Avenue
Linwood, PA                                               19061
(Address of principal                                   (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 1, 1996 was 1,000.

                                  Page 1 of 26
                          Exhibit List on Page 19 of 26

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                        Page

Part I. Financial Information:

     Item 1. Financial Statements

          Foamex L.P.

          Condensed Consolidated Statements of Operations -
          Thirteen Week and Thirty-Nine Week Periods Ended
          September 29, 1996 and October 1, 1995                         3

          Condensed Consolidated Balance Sheets as of September
          29, 1996 and December 31, 1995                                 4

          Condensed Consolidated Statements of Cash Flows -
          Thirty-Nine Week Periods Ended September 29, 1996 and
          October 1, 1995                                                5

          Notes to Condensed Consolidated Financial Statements           6

          Foamex Capital Corporation

          Balance Sheets as of September 29, 1996 and December
          31, 1995                                                      12

          Notes to Balance Sheets                                       13

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14

Part II.  Other Information                                             19

          Exhibit List                                                  19

          Signatures                                                    26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                       13 Week Periods Ended                   39 Week Periods Ended
                                                 September 29,         October 1,        September 29,         October 1,
                                                     1996                1995               1996                  1995
                                                                               (thousands)
NET SALES                                         $ 236,766           $ 217,036           $ 696,344           $ 651,928

COST OF GOODS SOLD                                  196,806             186,227             582,186             555,257
                                                  ---------           ---------           ---------           ---------

GROSS PROFIT                                         39,960              30,809             114,158              96,671

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           15,057              13,897              42,184              41,095
                                                  ---------           ---------           ---------           ---------

INCOME FROM OPERATIONS                               24,903              16,912              71,974              55,576

INTEREST AND DEBT ISSUANCE EXPENSE                   11,131              11,037              31,855              33,604

OTHER INCOME, NET                                       539                 144               1,076                 482
                                                  ---------           ---------           ---------           ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                 14,311               6,019              41,195              22,454

PROVISION FOR INCOME TAXES                            2,866                 805               6,584               2,926
                                                  ---------           ---------           ---------           ---------

INCOME FROM CONTINUING OPERATIONS                    11,445               5,214              34,611              19,528
                                                  ---------           ---------           ---------           ---------

DISCONTINUED OPERATIONS:

OPERATING LOSS FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAXES                       --                (142)               (230)                (640)

LOSS ON DISPOSAL OF DISCONTINUED
   OPERATIONS, NET OF INCOME TAXES                   (1,989)                 --             (41,286)                 --
                                                  ---------           ---------           ---------           ---------

LOSS FROM DISCONTINUED OPERATIONS                    (1,989)               (142)            (41,516)               (640)
                                                  ---------           ---------           ---------           ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS               9,456               5,072              (6,905)             18,888

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT                                             (672)                 --                (672)                 --
                                                  ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                 $   8,784           $   5,072           $  (7,577)          $  18,888
                                                  =========           =========           =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                         September 29,        December 31,
ASSETS                                                       1996                1995
                                                                    (thousands)
CURRENT ASSETS:
     Cash and cash equivalents                            $  47,488           $     638
     Accounts receivable, net                               139,220             113,583
     Inventories                                             90,089              89,952
     Other current assets                                    26,501              22,101
                                                          ---------           ---------

        Total current assets                                303,298             226,274

PROPERTY, PLANT AND EQUIPMENT, NET                          173,237             169,111

COST IN EXCESS OF ASSETS ACQUIRED, NET                       89,287              91,165

DEBT ISSUANCE COSTS, NET                                     16,139              18,703

NET ASSETS OF DISCONTINUED OPERATIONS                            --              85,237

OTHER ASSETS                                                 10,960              17,325
                                                          ---------           ---------

TOTAL ASSETS                                              $ 592,921           $ 607,815
                                                          =========           =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Short-term borrowings                                $   5,169           $   2,199
     Current portion of long-term debt                       15,467               8,511
     Accounts payable                                        76,469              67,658
     Accounts payable to related parties                      9,575              11,731
     Accrued interest                                        20,249               9,591
     Accrued restructuring charges                            9,381              18,732
     Other accrued liabilities                               47,801              41,434
                                                          ---------           ---------

        Total current liabilities                           184,111             159,856
                                                          ---------           ---------

LONG-TERM DEBT                                              409,006             433,956
                                                          ---------           ---------

OTHER LIABILITIES                                            23,847              26,563
                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES                                    --                  --
                                                          ---------           ---------

PARTNERS' EQUITY (DEFICIT):
     General partners                                           275                 404
     Limited partner                                         40,114              46,080
     Note receivable from partner                           (51,854)            (44,444)
     Other                                                  (12,578)            (14,600)
                                                          ---------           ---------

        Total partners' equity (deficit)                    (24,043)            (12,560)
                                                          ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)          $ 592,921           $ 607,815
                                                          =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                            39 Week Periods Ended
                                                                        September 29,      October 1,
                                                                            1996              1995
                                                                                 (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                    $ (7,577)          $ 18,888
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                      15,945             16,755
       Amortization of debt issuance costs and debt discount               2,124              2,019
       Extraordinary loss on early extinguishment of debt                    672                 --
       Loss on disposition of discontinued operations                     40,551                 --
       Changes in operating assets and liabilities                       (18,078)             2,812
       Changes in discontinued operations                                    406             (9,576)
                                                                        --------           --------

          Net cash provided by operating activities                       34,043             30,898
                                                                        --------           --------

INVESTING ACTIVITIES:
   Capital expenditures                                                  (14,536)           (14,063)
   Acquisition, net of cash acquired                                          --             (7,272)
   Proceeds from sale of discontinued operations                          45,425                 --
   Other investing activities                                              1,745             (1,734)
   Discontinued operations investing activities                             (919)            (3,502)
                                                                        --------           --------

          Net cash provided by (used for) investing activities            31,715            (23,103)
                                                                        --------           --------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                 2,970                312
   Net repayments of revolving loans                                          --             (3,000)
   Repayment of long-term debt                                           (18,392)            (6,545)
   Distributions to partners                                              (3,478)            (2,340)
   Other financing activities                                                 (8)              (584)
                                                                        --------           --------

          Net cash used for financing activities                         (18,908)           (12,157)
                                                                        --------           --------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                              46,850             (4,362)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                    638             19,974
                                                                        --------           --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $ 47,488           $ 15,612
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Foamex L.P.'s condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date and restated for discontinued operations (see Note 2 below). The condensed consolidated balance sheet as of September 29, 1996, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 29, 1996 and October 1, 1995, and the condensed consolidated cash flows for the thirty-nine week periods ended September 29, 1996 and October 1, 1995 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. Also, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 1, 1995 and the condensed consolidated statement of cash flows for the thirty-nine week period ended October 1, 1995 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included. In addition, the condensed consolidated financial statements have been restated to reflect the contribution of Foamex Latin America, Inc. ("Latin America") by Foamex International Inc. ("Foamex International") as further discussed in Note 4.

   On August 1, 1996, Foamex L.P. consummated the sale of the home comfort products business of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprised the home comfort products segment of Foamex L.P. and substantially all of the assets of Perfect Fit). Accordingly, the accompanying condensed consolidated financial statements reflects the home comfort products business segment as discontinued operations. See Note 2 below for further discussion.

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

2. DISCONTINUED OPERATIONS

   On August 1, 1996, Foamex L.P. completed the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $45.4 million, subject to post-closing adjustments. In addition, Perfect Fit made approximately $2.0 million of payments against its intercompany loan with Foamex L.P. The sale included substantially all of the net assets of the home comfort products segment with a net book value of approximately $81.9 million. Actual and estimated transaction expenses related to the sale totaled approximately $2.0 million. Foamex L.P. has recorded a loss on disposal of discontinued operations of approximately $41.3 million including an operating loss of approximately $0.7 million during the phase-out period (net of income tax benefits of $0.4 million) relating to the sale of Perfect Fit during the thirty-nine week period ended September 29, 1996. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since Foamex L.P. expects that its future capital gain taxable income will more likely not be sufficient to fully recognize the deferred tax asset relating to the capital loss carryforward.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. DISCONTINUED OPERATIONS (continued)

   Summary operating results of Foamex L.P.'s discontinued operations were as follows:

                                                          13 Week Periods Ended         39 Week Periods Ended
                                                        September 29,   October 1,  September 29,    October 1,
                                                            1996          1995          1996           1995
                                                                               (thousands)

Sales                                                   $     --      $25,243         $ 50,097         $73,093

Gross profit                                                  --        4,318            8,065          12,444

Income from operations                                        --          516            1,123           1,713

Interest and debt issuance expense                            --        1,222            2,384           3,614

Loss before provision for income taxes                        --         (706)          (1,609)         (1,901)

Benefit for income taxes                                      --          564            1,379           1,261

Loss from discontinued operations,
    net of income taxes                                       --         (142)            (230)           (640)

   Foamex L.P.'s discontinued operations include the operations of Perfect Fit through June 1996.

   Net assets of Foamex L.P.'s discontinued operations (excluding intercompany net assets) at December 31, 1995 are as follows:

                                                  December 31,
                                                     1995
                                                  (thousands)
Current assets                                     $31,177

Property, plant and equipment, net                  22,618

Cost in excess of assets acquired, net              40,333

Other assets                                           306
                                                   -------

   Total assets                                     94,434
                                                   -------

Current liabilities                                  9,197
                                                   -------

   Total liabilities                                 9,197
                                                   -------

Net assets                                         $85,237
                                                   =======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. INVENTORIES

   The components of inventories consist of:

                                  September 29,    December 31,
                                      1996             1995
                                           (thousands)
Raw materials and supplies          $49,774          $49,963
Work-in-process                      13,727           14,451
Finished goods                       26,588           25,538
                                    -------          -------

    Total                           $90,089          $89,952
                                    =======          =======

4. RELATED PARTY TRANSACTIONS

   In April 1996, Foamex International contributed the foam products operations of Latin America to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interest since the entities are under common control. Accordingly, all periods presented have been restated to reflect the results of operations and financial position of Latin America. Net sales and net income
(loss) of the separate companies for the periods preceding the contribution were:

                                            Foamex L.P.       Latin America      Eliminations     Combined
   13 Week Period Ended October 1, 1995:                                    (thousands)
   Net sales                                  $213,445            $4,233             $(642)       $217,036

   Net income                                    4,907               165                --           5,072

   39 Week Period Ended October 1, 1995:

   Net sales                                   645,609             7,272              (953)        651,928

   Net income (loss)                            19,099              (211)               --          18,888

   Foamex L.P. has an $87.9 million principal amount note due 2006 from its 98% limited partner, Foamex-JPS Automotive L.P. ("FJPS"), for $35.3 million (the "FJPS Note"). The original issue discount of $52.6 million is being amortized using the weighted average to maturity method over the life of the issue. No cash interest is payable on the FJPS Note prior to July 2000; rather the FJPS Note accretes on a daily basis and compounds semiannually at the rate of 15.50% per annum through June 1996; 15.75% per annum thereafter through June 1997; and 16.00% per annum thereafter through June 2000. Interest will be due semiannually in cash at 16.00% per annum from July 2000 through the maturity date. The FJPS Note and related transactions have been classified in partners' equity (deficit) since the companies are related. Also, the accretion of $5.4 million and $4.7 million for the thirty-nine week periods ended September 29, 1996 and October 1, 1995 have been reflected as a direct increase in the FJPS Note and the partners' capital accounts, thereby excluded from the condensed consolidated statements of operations.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

   Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International. Pursuant to the terms of the Supply Agreement, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended September 29, 1996 and October 1, 1995, Foamex L.P. purchased approximately $30.2 million and $20.2 million, respectively, of raw materials under the Supply Agreement. During the thirty-nine week periods ended September 29, 1996 and October 1, 1995, Foamex L.P. purchased approximately $84.3 million and $69.3 million, respectively, of raw materials under the Supply Agreement. As of September 29, 1996 and December 31, 1995, Foamex L.P. had accounts payable to Foamex International of approximately $9.6 million and $11.7 million, respectively, associated with the Supply Agreement.

   In December 1995, Foamex L.P. entered into a $2.0 million promissory note with Foamex International. The note bears interest at a rate per annum equal to six months LIBOR plus 4.0% and is payable semiannually in June and December. The note matures in December 1997. The note has been classified in the other component of partners' equity (deficit).

   On July 7, 1996, Trace International Holdings, Inc. ("Trace Holdings") issued to Foamex L.P. a promissory note for $4.4 million in principal amount plus accrued interest of $0.4 million, which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, on July 7, 1997, and bears interest at 9.5% payable quarterly in arrears commencing October 1, 1996. The promissory note is included in the other component of partners' equity (deficit).

5. LONG-TERM DEBT

   Foamex L.P. used approximately $12.0 million of the net proceeds from the sale of Perfect Fit to repay bank term loan borrowings on August 1, 1996. In addition, on September 23, 1996, Foamex L.P. offered to redeem approximately $29.8 million of its public debt at 101% of the principal amount using available proceeds from the Perfect Fit sale. As of October 31, 1996, the date the offer expired, approximately $11.0 million of Foamex L.P. public debt was tendered for redemption and has been classified as current in the condensed consolidated balance sheet as of September 29, 1996. On November 8, 1996, Foamex L.P. issued a supplemental offer to redeem up to an additional $18.8 million of its public debt at 101% of the principal amount.

6. ENVIRONMENTAL MATTERS

   Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at four other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. As of September 29, 1996, Foamex L.P. has environmental accruals of $1.2 million for the remaining potential remediation costs for these facilities based on engineering estimates.

   Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. Foamex L.P., like many other companies engaged in manufacturing, has USTs that will require removal. Due to the age of many of Foamex L.P.'s approximately twelve storage tanks, leakage has occurred from a few of these USTs resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued costs of $0.5 million based on engineering estimates that the cost of removing the tanks and remediation costs associated therewith ranges from approximately $0.4 million to $1.1 million. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. ENVIRONMENTAL MATTERS (continued)

a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future. Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to eleven sites, with an estimated total liability to Foamex L.P. for the eleven sites of less than approximately $0.2 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

   As of September 29, 1996, the recorded environmental liability amounts to $5.1 million, $1.2 million of which is included in current liabilities. In addition, Foamex L.P. has a receivable of $0.6 million, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of indemnification for environmental liabilities from former partners of Foamex L.P., which is included in current assets. Foamex L.P. believes that realization of the receivables established for indemnification is probable.

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

7. LITIGATION

   As of November 11, 1996, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 4,800 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 2,600 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of approximately 900 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to the capitalization

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7. LITIGATION (continued)

of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to continue to provide such indemnification. Based on information available at this time with respect to the potential liability, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)

                                                             September 29,    December 31,
ASSETS                                                           1996              1995
                                                                      (thousands)
CASH                                                           $    1           $    1
                                                               ======           ======

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                  $   --           $   --
                                                               ------           ------

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding               --               --
     Additional paid-in capital                                     1                1
                                                               ------           ------

        TOTAL STOCKHOLDER'S EQUITY                             $    1           $    1
                                                               ======           ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. operates in the polyurethane foam products business segment with its wholly-owned subsidiaries, General Felt Industries, Inc., Foamex Fibers, Inc., Foamex Canada Inc., and Foamex Latin America, Inc. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report.

     On August 1, 1996, Foamex L.P. consummated the sale of the home comfort products business of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprised the home comfort products segment of Foamex L.P. and substantially all of the assets of Perfect Fit). Accordingly, the accompanying condensed consolidated financial statements reflects the home comfort products business segment as discontinued operations. See Note 2 below for further discussion.

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

13 Week Period Ended September 29, 1996 Compared to 13 Week Period Ended October 1, 1995

Results of Operations

     Net sales for 1996 were $236.8 million as compared to $217.0 million in 1995, an increase of $19.8 million or 9.1%. Carpet cushion net sales for 1996 increased 13.4% to $77.0 million from $67.9 million in 1995 primarily due to increased selling prices late in the second quarter of 1996, as well as increased shipments of certain carpet cushion products. Cushioning foam net sales for 1996 increased 4.5% to $86.0 million from $82.3 million in 1995 primarily due to an increase in net sales volume from both new and existing customers of bedding related products, as well as increased selling prices initiated at the beginning of 1996. Automotive foam net sales for 1996 increased 8.5% to $55.9 million from $51.5 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 17.0% to $17.9 million from $15.3 million in 1995 primarily due to increased selling prices and increased net sales volume.

     Gross profit as a percentage of net sales increased to 16.9% for 1996 from 14.2% in 1995 primarily due to selling price increases and improved material and production efficiencies.

     Income from operations increased to $24.9 million for 1996 from $16.9 million in 1995 primarily due to improved gross profit margins as discussed above offset by an increase of $1.2 million in selling, general and administrative expenses for 1996. The increase in selling, general and administrative expenses is primarily due to increases associated with management realignment under the operational plan offset by reductions in salary, professional and travel costs.

     Income from continuing operations increased to $11.4 million for 1996 from $5.2 million in 1995 primarily due to the reasons cited above. The increase in interest and debt issuance expense is primarily due to (i) the inclusion in 1996 continuing operations of interest expense on the $29.8 million of public debt that Foamex L.P. has offered to redeem (see Note 5 to the condensed consolidated financial statements); whereas for the 1995 period, this interest expense was allocated to discontinued operations (ii) offset by favorable results from interest rate swap agreements.

     The loss from discontinued operations totaling $2.0 million for 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996. See notes to condensed consolidated financial statements for further discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The extraordinary loss on early extinguishment of debt of $0.7 million relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

     Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment, (iv) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (v) Foamex L.P.'s success in passing on selling price increases to recover previous raw material cost increases.(1)

39 Week Period Ended September 29, 1996 Compared to 39 Week Period Ended October 1, 1995

Results of Operations

     Net sales for 1996 were $696.3 million as compared to $651.9 million in 1995, an increase of $44.4 million or 6.8%. Carpet cushion net sales for 1996 increased 4.7% to $217.2 million from $207.5 million in 1995 primarily due to increased selling prices late in the second quarter of 1996 offset by a decrease in net sales volume during the first quarter of 1996. Cushioning foam net sales for 1996 increased 7.6% to $252.0 million from $234.2 million in 1995 primarily due to increased net sales volume from both new and existing customers of bedding related products, increased selling prices initiated at the beginning of 1996 and the April 1995 acquisition of a company which manufactures cushioning products. Automotive foam net sales for 1996 increased 8.0% to $175.2 million from $162.2 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 8.1% to $51.9 million from $48.0 million in 1995 primarily due to increased selling prices and increased net sales volume.

     Gross profit as a percentage of net sales increased to 16.4% for 1996 from 14.8% in 1995 primarily due to selling price increases and improved material and production efficiencies.

     Income from operations increased to $72.0 million for 1996 from $55.6 million in 1995 primarily due to improved gross profit margins as discussed above offset by an increase of $1.1 in selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily due to increases associated with management realignment under the operational plan offset by reductions in salary, professional and travel costs.

     Income from continuing operations increased to $34.6 million for 1996 from $19.5 million in 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $1.7 million. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements offset by the inclusion in 1996 continuing operations of interest expense on the $29.8 million of public debt that Foamex L.P. has offered to redeem (see Note 5 to the condensed consolidated financial statements); whereas for the 1995 period, this interest expense was allocated to discontinued operations.

     The loss from discontinued operations totaling $41.5 million for 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996 and the operating losses of Perfect Fit for the periods presented. See notes to condensed consolidated financial statements for further discussion.

     The extraordinary loss on early extinguishment of debt of $0.7 million relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

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

Liquidity and Capital Resources

     Liquidity

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under its revolving credit agreement, if necessary, will be adequate to meet the operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with such covenants as of September 29, 1996 and expects to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements.

     Cash and cash equivalents increased $46.9 million during 1996 to $47.5 million at September 29, 1996 from $0.6 million at December 31, 1995 primarily due to net proceeds received from the sale of Perfect Fit and improved operating results for 1996 as compared to 1995. Working capital increased $52.8 million for 1996 to $119.2 million at September 29, 1996 from $66.4 million at December 31, 1995. The increase in working capital is primarily due to the net proceeds received on the sale of Perfect Fit and improved results from continuing operations. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $19.2 million to $143.3 million at September 29, 1996 from $124.1 million at December 31, 1995 primarily due to an increase in accounts receivable offset by increased accounts payable. The increase in accounts receivable and accounts payable were primarily due to an increase in net sales for September 1996 as compared to December 1995. Inventories were fairly consistent as compared to December 31, 1995.

     Cash Flow from Operating Activities

     Cash flow from operating activities was $34.0 million and $30.9 million in 1996 and 1995, respectively. Cash flow from operating activities increased for 1996 as compared to 1995 primarily due to improved results from continuing operations and changes in the assets and liabilities of discontinued operations offset by a use of operating assets and liabilities.


(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash Flow from Investing Activities

     During 1996, Foamex L.P. spent approximately $14.5 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

     On August 1, 1996, Foamex L.P. consummated the Perfect Fit sale and received approximately $45.4 million in cash proceeds, subject to post-closing adjustments.

     Cash Flow from Financing Activities

     As of September 29, 1996, there were no outstanding revolving credit borrowings under the Foamex L.P. Credit Facility with unused availability of approximately $33.3 million.

     Borrowings by Foamex Canada Inc. as of September 29, 1996 were $3.7 million under a revolving credit agreement with unused availability of approximately $0.8 million.

     During 1996, Foamex L.P. used approximately $12.0 million of the net proceeds from the sale of Perfect Fit to repay bank term borrowings.

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

     Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 1999. Under this agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.5% and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995 and fixed payments at a rate of 5.81% per annum for the six months ended in June 1996 and is obligated to make fixed payments at a rate of 5.81% per annum, for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996, the lower of 12.34% per annum less LIBOR or 7.34% per annum for the six months ended in June 1997 and December 1997 and 12.34% per annum less LIBOR for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $0.9 million and $0.2 million for the thirteen week periods and $2.8 million and $0.9 million for the thirty-nine week periods ended September 29, 1996 and October 1, 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 29, 1996 was $5.1 million. In addition, as of September 29, 1996, Foamex L.P. has receivables of $0.6 million, net of $1.0 million allowance relating to potential disagreements regarding the scope of indemnification for environmental liabilities from former partners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in Foamex L.P.'s Quarterly Reports for the fiscal quarters ended March 31, 1996 and June 30, 1996.

          The information from Notes 6 and 7 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of September 29, 1996 (unaudited) is incorporated herein by reference.

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

4.19(c)   - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC, and Shawmut Bank, ("Shawmut"), as trustee, relating to $126,000,000 principal amount of 117/8% Senior Subordinated Debentures due 2004, including form of Senior Subordinated Debenture.
4.20(d)   - First Supplemental Indenture, dated as of March 23, 1993, among
            Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(a)   - Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21.1    - Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers, Foamex International Inc., as parent guarantor, General Felt Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Subordinated Debentures.
4.22(b)   - Third Supplemental Indenture, dated as of December 14, 1993, among
            Foamex L.P. and FCC, as Issuers, Foamex International, General Felt, and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.23(i)   - Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
            Issuers, Foamex International Inc., as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior Secured Discount Debentures due 2004, including form of Senior Secured Discount Debenture.
4.24(m)   - Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior Secured Discount Debentures.
4.25(i)   - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.26(m)   - Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its Senior Note due 2006.
4.27(m)   - Pledge Agreement, dated as of June 28, 1994, made by JPS
            Automotive L.P. in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.
4.28      - Commitment letter, dated July 9, 1996, from The Bank of Nova
            Scotia to Foamex Canada.
4.29(d)   - Agreement of Undertaking, dated as of December 31, 1991, between
            Foamex L.P. and The Bank of Nova Scotia.
4.30      - Third Amended and Restated Credit Agreement, dated as of July 30,
            1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Credit Agreement").
4.31      - First Amendment to Third Amended and Restated Credit Agreement,
            dated September 30, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.
4.32(a)   - Guaranties, dated November 18, 1993, executed by each of Foamex
            L.P., General Felt and Perfect Fit, as guarantor, respectively, in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the Credit Agreement.
4.33(a)   - Guaranty, dated November 18, 1993, executed by FCC in favor of
            Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt and Perfect Fit under the Credit Agreement.
4.34(i)   - Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.35(p)   - First Amendment to Amended and Restated Guaranty, dated June 30,
            1995, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

4.36(p)   - Second Amendment to Amended and Restated Guaranty, dated February
            27, 1996, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.37(a)   - Security Agreements, dated November 18, 1993, executed by each of
            Foamex L.P., General Felt, Perfect Fit, and FCC, respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.38(i)   - Amendatory Agreement, dated as of June 28, 1994, among Foamex
            L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.
4.38.1(r) - Form of Amendatory Agreement, dated as of July 30, 1996, among
            Foamex L.P., General Felt Industries, Inc., Foamex Capital Corporation, and Citibank N.A., as collateral agent under the Credit Agreement.
4.39(a)   - Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit Agreement and Shawmut, as trustee under the Foamex L.P. Senior Secured Note Indenture.
4.40(a)   - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to Rallis.
4.41(a)   - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
4.42(a)   - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
4.43(r)   - Promissory Note, dated July 7, 1996, in the aggregate principal amount of $4,372,516, executed by Trace Holdings to Foamex L.P.
10.1(b)   - Interest Rate and Currency Exchange Agreement, dated as of June
            14, 1993, among Foamex L.P., FCC, and Salomon Brothers Holdings Company Inc ("Salomon Holdings").
10.2(m)   - Swap Agreement, dated as of March 31, 1994, and amended in
            November 1994, by and between Foamex L.P. and Citibank, N.A.
10.3(p)   - Amended Confirmation Letter Agreement, dated as of February 2,
            1996, by and between Foamex L.P. and Citibank, N.A.
10.3.1(r) - Amended Confirmation Letter Agreement, dated as of May 29, 1996, by and between Foamex L.P. and Citibank, N.A.
10.4(b)   - Revised Swap Transaction Letter Agreement, dated as of June 10,
            1993, among Foamex L.P., FCC and Salomon Holdings.
10.5(d)   - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.6(d)   - Shareholder Agreement, dated December 31, 1992, among Recticel,
            s.a., Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell, and Prefoam AG relating to foam technology sharing arrangement.
10.7(e)   - Asset Transfer Agreement, dated as of October 2, 1990, between
            Trace Holdings and the Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.8(e)   - First Amendment, dated as of December 19, 1991, to the Trace
            Holdings Asset Transfer Agreement.
10.9(e)   - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.10(e)  - Asset Transfer Agreement, dated as of October 2, 1990, between RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.11(e)  - First Amendment, dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.12(e)  - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
            Protocol").
10.13(d)  - The 5.03 Protocol Assumption Agreement, dated as of October 13,
            1992, between RFC and Foamex L.P.
10.14(d)  - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel guaranty, dated as of July 22, 1992.
10.15(e)  - Supply Agreement between Recticel s.a., formerly known as Gechem
            s.a., and Foamex L.P., dated as of August 1, 1991.

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

10.47(a)  - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.48(a)  - Redemption and Withdrawal Agreement, dated as of December 14,
            1993, by and between Foamex L.P. and DLJ Funding.
10.49(a)  - 1993 Rallis Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, Rallis, and Foamex L.P.
10.50(a)  - Exchange Agreement, dated as of December 14, 1993, by and between
            Foamex International and Rallis.
10.51(a)  - Partial Redemption Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Rallis.
10.52(c)  - Exchange Agreement Regarding Admission of Limited Partner and Put
            Option, dated as of May 1, 1993, among Rallis, Pegasus Properties, Foamex L.P., and Trace Holdings.
10.53(a)  - Amended and Restated Put Option Agreement, dated as of December
            14, 1993, by and between Trace Holdings and Rallis.
10.54(a)  - Exchange Agreement, dated as of December 14, 1993, by and between
            Foamex International and Trace Holdings.
10.55(a)  - Redemption and Withdrawal Agreement, dated as of December 14,
            1993, by and between Foamex L.P. and Trace Holdings.
10.56(a)  - Exchange Agreement, dated as of December 14, 1993, by and between
            Foamex International and Trace Foam.
10.57(a)  - Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Trace Foam.
10.58(a)  - Exchange Agreement, dated as of December 14, 1993, by and between
            Foamex International and FCD Sub.
10.59(a)  - Redemption and Withdrawal Agreement, dated as of December 14,
            1993, by and between Foamex L.P. and FCD Sub.
10.60(a)  - Release and Termination Agreement, dated as of December 14, 1993, by and among Trace Holdings, Trace Foam, Foamex L.P., RFC, Marely, DLJ, MGM, FCD Sub, Recticel s.a., SGB, GBNY, and Wilmington Trust Company.
10.61(f)  - Stock Purchase Agreement, dated as of December 23, 1993, by and among Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.62(q)  - Agreement and Plan of Merger, as amended, dated as of June 11,
            1996, by and among PFI Subsidiary, Inc., PFI Acquisition Corp., Jody
            B. Vitale, Perfect Fit, General Felt, and Foamex L.P.

--------------------

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

(q) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex L.P. dated June 11, 1996.

(r) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended June 30, 1996.

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



                                         FOAMEX L.P.

                                         By:  FMXI, INC.
                                         General Partner


Date:  November 11, 1996                 By:   /s/ Kenneth R. Fuette
                                              ----------------------
                                              Kenneth R. Fuette
                                              Chief Financial Officer and
                                              Chief Accounting Officer


                                          FOAMEX CAPITAL CORPORATION


Date:  November 11, 1996                  By:   /s/ Kenneth R. Fuette
                                               ----------------------
                                               Kenneth R. Fuette
                                               Chief Financial Officer and
                                               Chief Accounting Officer