Form 10-K405
period 1996-12-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1997-04-14
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 29, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ........... to ................

                    Commission file numbers: 1-11432; 1-11436

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             (Exact Name of registrant as Specified in its Charter)

           Delaware                                   05-0475617
           Delaware                                   22-3182164
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

1000 Columbia Avenue, Linwood, PA                        19061
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (610) 859-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether Foamex L.P. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex L.P. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether Foamex Capital Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex Capital Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X] (The Foamex Capital Corporation Exchange Act reports were timely transmitted to the Securities and Exchange Commission, but contained incorrect electronic codes; therefore, such reports may not be deemed to have been timely filed.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     None of the voting securities of Foamex L.P. or Foamex Capital Corporation are held by non-affiliates.

     As of April 7, 1997, there were 1,000 shares of Foamex Capital Corporation's common stock outstanding.

     Foamex Capital Corporation meets the condition set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                            Page
Part I

       Item  1.   Business                                                   3
       Item  2.   Properties                                                11
       Item  3.   Legal Proceedings                                         11
       Item  4.   Submission of Matters to a Vote
                  of Security Holders                                       13
Part II

       Item  5.   Market for Registrant's Common Equity and
                  Related Stockholder Matters                               13
       Item  6.   Selected Consolidated Financial Data                      13
       Item  7.   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                             15
       Item  8.   Financial Statements and Supplementary Data               22
       Item  9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    22

Part III

       Item 10.   Directors and Executive Officers of the Registrant        22
       Item 11.   Executive Compensation                                    24
       Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management                                            28
       Item 13.   Certain Relationships and Related Transactions            29

Part IV

       Item 14.   Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                   33

       Signatures                                                           40

     The Registrants will furnish a copy of any exhibit to this Form 10-K upon the payment of a fee equal to the Registrants' reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex L.P., an indirect-majority owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged in the business of manufacturing and distributing quality flexible polyurethane foam and foam products. As of December 29, 1996, Foamex L.P.'s partners were FMXI, Inc ("FMXI") with a 1% managing general partnership interest, Trace Foam Company, Inc. ("Trace Foam") with a 1% non-managing general partnership interest, and Foamex-JPS Automotive L.P. ("FJPS") with a 98% limited partnership interest. FMXI and FJPS are both wholly-owned subsidiaries of Foamex International. Foamex L.P.'s operations are conducted together with its wholly-owned subsidiaries, General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers"), Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. ("Foamex Mexico").

       In 1995, Foamex L.P. announced an operational plan to improve profitability. The operational plan consisted of (i) reducing layers of management through organizational realignment, (ii) the consolidation of foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of plant consolidations. In December 1995, Foamex L.P. recorded restructuring and other charges of $39.2 million relating to (i) the consolidation of thirteen foam production, fabrication or branch locations (the "1995 restructuring plan"), (ii) other charges, primarily relating to merger and acquisition activities of Foamex L.P. and (iii) the completion of a 1993 restructuring plan. During 1996, Foamex L.P. completed the consolidation of twelve foam production, fabrication or branch locations; however, one of the facilities originally identified for closure will continue to operate because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, Foamex L.P. has approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, Foamex L.P. recorded a $6.4 million net restructuring credit which included a restructuring credit of $11.3 million associated with Foamex
L.P.'s decision not to close the facility identified as part of the 1995 restructuring plan and $1.7 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters associated with the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of two facilities during 1997 (the "1996 restructuring plan"). There can be no assurance that Foamex L.P. will be able to successfully complete its restructuring plans.

       During 1996, Foamex L.P. completed the sale of its Perfect Fit Industries, Inc. ("Perfect Fit") subsidiary. Perfect Fit operated in the home comfort products business segment and was acquired in November 1993 for $69.1 million which included 364,820 shares of Foamex International's common stock valued at $5.5 million. The consolidated financial statements of Foamex L.P. have been restated for discontinued operations and include a net loss of approximately $41.8 million (net of a $1.2 million income tax benefit) on the disposal of Perfect Fit which includes provisions for operating losses during the phase-out period. As of February 26, 1997, Foamex L.P. has utilized $39.7 million of the net proceeds from the sale of Perfect Fit to reduce long-term debt by $38.6 million.

       During April 1996, Foamex International contributed the foam products operations of Foamex Mexico to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities were under common control. Accordingly, all prior periods presented have been restated to reflect the results of operations and financial position of Foamex Mexico.

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of Foamex L.P. which are identified as forward-looking, Foamex L.P. notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as raw material price increases, general economic conditions, the level of automotive production, carpet cushion production and housing starts, the implementation and estimated annualized savings of the operational plan and changes in environmental legislation and environmental conditions. The forward- looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Foamex L.P. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Foamex L.P. are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by Foamex L.P. or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

       The principal executive offices of Foamex L.P. are located at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and its telephone number is (610) 859-3000.

       References in this Annual Report on Form 10-K to Foamex L.P. mean Foamex L.P. and, where relevant, its subsidiaries. The diagram on the following page depicts the relationships between Foamex L.P. and certain of its affiliates as of December 29, 1996.

                                 DIAGRAM OMITTED



A description of the diagram is as follows:

Trace International Holdings Inc. and subsidiaries has a 44.7% interest in Foamex International Inc. and a 1% non- managing general partnership interest in Foamex L.P.

Foamex International Inc. has a 99% limited partnership interest in Foamex-JPS Automotive L.P. and a 100% corporate interest in FJGP Inc. and FMXI, Inc. FJGP Inc. has a 1% managing general partnership interest in Foamex-JPS Automotive L.P. and FMXI, Inc. has a 1% managing general partnership interest in Foamex L.P.

Foamex-JPS Automotive L.P. has a 98% limited partnership interest in Foamex L.P. and a 100% corporate interest in Foamex-JPS Capital Corporation.

Foamex L.P. has a 100% corporate interest in General Felt Industries, Inc., Foamex Canada Inc., Foamex Capital Corporation and Foamex Latin America, Inc.

General Felt  Industries,  Inc. has a 100%  corporate  interest in Foamex Fibers
Inc.

Foamex Latin America, Inc. has a 100% corporate interest in Grupo Foamex Mexico, S.A. de C.V., Foamex De Mexico S.A. de C.V and Transformacion De Espumas Y Fieltros, S.A. de C.V.

Flexible Polyurethane Foam Products

       Foamex L.P. is a manufacturer and distributor of quality flexible polyurethane foam and foam products to satisfy the specific needs of customers. Foamex L.P.'s foam manufacturing and distribution facilities enable it to source production efficiently and meet the needs of its customers throughout North America. Such facilities are also important for satisfying all of the foam requirements of large national customers in a timely and cost effective manner. Foamex L.P.'s operations are conducted together with its wholly-owned subsidiaries General Felt, Foamex Fibers, Foamex Canada, and Foamex Mexico.

       Foamex L.P. operates in the foam products business segment with net sales being derived from four major product categories: carpet cushion, cushioning foams, automotive foams and technical foams. Management's Discussion and Analysis of Financial Condition and Results of Operations provides net sales by product category for the past three fiscal years.

       Foamex L.P. supplies cushioning foams to major bedding and furniture manufacturers such as Sealy, Simmons, and Ethan Allen. Foamex L.P.'s packaging foams are supplied to distributors and manufacturers of computers and other electronic devices, including Seagate Technology and CompUSA. Foamex L.P. distributes its automotive foam products to original equipment manufacturers ("OEMs") and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting. Many of these relationships allow Foamex L.P. to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that Foamex L.P. will be a principal supplier for these products.

       The introduction of new products and new applications for existing products is an integral component of Foamex L.P.'s growth strategy. During 1996, Foamex L.P. introduced Reflex(TM) and Nexol(TM) for the cushioning and packaging industries, respectively. These products were created using patented variable pressure foaming technology ("VPF(TM)"). Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture. Nexol(TM) expands Foamex L.P.'s capabilities in meeting the special packaging requirements of sensitive and fragile products such as electronic components. Also, during the past few years, Foamex L.P. developed new automotive foam applications, including thermoformable foam headliners and energy absorbing foams, and introduced ComfortWear(TM), a branded, high resilience prime carpet cushion. In addition, Foamex L.P. has developed, and is the exclusive producer of, a reticulated foam for the precise metering of ink for Hewlett-Packard inkjet printers and the attendant replacement ink cartridges.

       Carpet Cushion

       Foamex L.P. is one of the largest manufacturers and distributors of prime, bonded, sponge rubber and felt carpet cushion in North America. Foamex L.P. also manufactures synthetic "grass" turf, primarily for the residential market. Synthetic turf is tufted from polypropylene yarn in a variety of colors, textures and qualities. In addition, Foamex L.P. manufactures a variety of textured carpeting and wall coverings primarily using solution dyed polypropylene staple fiber. Such needlepunch carpets have generally been used as indoor/outdoor floor covering but, through the development of patterned products and stylized color lines, have found increasing acceptance in both residential and commercial applications.

       Foamex L.P. developed ComfortWear(TM), a quality prime carpet cushion, which was introduced in February 1994 in conjunction with significant consumer and trade promotions. ComfortWear(TM) currently is sold in retail outlets throughout the United States. ComfortWear(TM) is marketed through floor covering retailers in the United States such as Sears, New York Carpet World, and Carpetland USA.

       Cushioning Foams

       Foamex L.P. is one of the largest manufacturers of cushioning foams in North America. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses and by the furniture industry for seating products. Cushioning foams are generally sold in large volumes on a regional basis because of high shipping costs. Due to its size and the strategic location of its production facilities, Foamex L.P. believes it will continue to have an advantage over small regional producers in supplying large national accounts with all of their foam requirements.

       The development and introduction of value added products continues to be a priority of Foamex L.P. and has included (i) Reflex(TM) and Nexol(TM) discussed below, (ii) viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials and (iii) Latex Plus, a urethane-based replacement for latex, a material used in bedding products. Foamex L.P.'s most recent product introductions have included
Reflex(TM)  and  Nexol(TM)  for  the   cushioning   and  packaging   industries,
respectively, which were created using the VPF(TM) manufacturing process. Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture. Nexol(TM) expands Foamex L.P.'s capabilities in meeting the special packaging requirements of sensitive and fragile products such as electronic components.

       Foamex L.P.'s cushioning foams for bedding products are sold to mattress customers, such as Sealy Mattress Co., Simmons, Serta, and Spring Air Company, both directly and through independent fabrication operators located across the United States. Also, Foamex L.P. supplies cut-to-size seat cushions, backs and other pieces to the furniture industry, including to Berkline, Action, and Schnadig.

       Automotive Foams

       Foamex L.P. is one of the largest suppliers of the trim foam requirements of the North American operations of American and Japanese automotive manufacturers. Depending on the automotive manufacturer and/or the application, foam is supplied by Foamex L.P. either directly to the manufacturer or indirectly through sub-suppliers. Automotive foams are used for trim pads, door panel parts, headliners, acoustical purposes, flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

       The domestic automotive manufacturers have narrowed their supply base during recent years, increasing the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of these manufacturers' needs. Foamex L.P. believes it has benefited from this trend, which favors suppliers with quality facilities and products, cost efficient plants, long-standing relationships, strong design, technical and product development support and broad product lines. Management believes this outsourcing trend will continue, particularly for components such as foam, trim and accessories that represent a small portion of the overall cost of a vehicle.

       During 1996, Foamex L.P. entered into a strategic alliance with Recticel, s.a. ("Recticel") to design, manufacture and market polyurethane products for the automotive industry in order to meet the worldwide requirements of the OEMs and the major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting. Under this alliance, both companies will jointly supply the automotive suppliers with products manufactured in North America by Foamex L.P. and in Europe by Recticel.

       Foamex L.P. believes that the automotive manufacturers' just-in-time inventory requirements will provide Foamex L.P. with a competitive advantage due to the quality of Foamex L.P.'s foam products, its flexible manufacturing capacity and its strategically located manufacturing facilities that enable Foamex L.P. to minimize shipping time and costs. In addition, management expects foam usage per vehicle to increase because manufacturers have generally increased their investment in upgrading automobile and light truck interiors to improve comfort, attractiveness, safety and noise absorption capabilities.

       Foamex L.P.'s new product development and flexible manufacturing capabilities allow it to produce quality products to satisfy changing specifications. Examples of Foamex L.P.'s ability to react to changing industry requirements include thermoformable headliners, tri-laminates and energy absorbing foams. For example, Foamex L.P. is one of the first suppliers to introduce a thermoformable headliner, Custom Fit(TM), made from rigid polyurethane foam. The use of foam headliners is expected to continue to grow due to concerns for automotive workers' safety caused by fiberglass processing. Foamex L.P. intends to continue manufacturing and supplying foam and fabric components, such as tri-laminated material for automotive seating. The use of tri-laminates has become increasingly prevalent due to significant cost savings for manufacturers and improved aesthetics for consumers. Automotive suppliers are increasingly offering integrated systems which lower overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed by the OEMs.

       Automotive   manufacturers  are  increasingly  requiring  the  production facilities of their suppliers to meet certain high quality standards. Eventually, all tier one and tier two automotive supplier facilities worldwide must adhere to the QS-9000 quality manufacturing standards set by United States automotive manufacturers. In 1996, Foamex L.P. completed QS-9000 and ISO-9001 certification for its eight facilities which supply the automotive industry. Foamex L.P. was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

       Technical Foams

       Foamex  L.P.  believes  that  it is  one  of the  foam  industry's  prime innovators and producers of industrial, specialty and safety foams (collectively, "technical foams"). Technical foams consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids.

       Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, ink pad reservoirs, high speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary bypass surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other technical foams have unique characteristics such as flame retardancy and fluid absorption. In addition, felting and lamination with other foams or materials give these composites specific properties. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes, diapers and cosmetic applications.

       Foamex L.P. utilizes advertising in trade journals and related media in order to attract customers and, more generally, to create an awareness of its capabilities for technical foams. In addition, due to the highly specialized nature of most technical foams, Foamex L.P.'s research staff works with customers to design, develop and manufacture each product to specification.

       Marketing and Sales

       Foamex L.P. has a marketing and sales force of approximately 194 employees. Product business managers direct sales efforts towards each of the end-user markets (i.e., carpet cushion, cushioning foams, automotive foams and technical foams).

       Foamex L.P.'s carpet cushion marketing program includes the broad distribution of products to both the retail and wholesale levels. Furthermore, promotions, marketing and advertising expenditures are important in positioning Foamex L.P.'s carpet cushions as premium, trade branded products.

       Bedding and furniture products are sold directly by Foamex L.P. to customers and also through third party independent fabricators. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

       Foamex L.P. has been a leading supplier of automotive foam products to the automotive industry for more than 30 years. Automotive foam products are predominantly sold directly through a bidding process in which each customer's requirements for a particular time period are awarded to a foam supplier. Foamex L.P. has consistently been awarded contracts with OEM's and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc.
and Delphi Interiors and Lighting.

       Foamex L.P. markets most of its technical foams through a network of independent fabrication and distribution companies in North America, the United Kingdom, and South Korea. Such fabricators or distributors often further process or finish these products to meet the specific needs of the end-user. Foamex
L.P.'s technical foams service unique end-user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

       Customers

       During the past three fiscal years, no one customer accounted for more than 10.0% of Foamex L.P.'s net sales. However, 1996 net sales to the five largest customers comprised $225.4 million or 24.3% of Foamex L.P.'s net sales, including net sales to Lear Corporation, Johnson Controls, Inc., and Sealy Mattress Co. of approximately $62.0 million, $57.7 million and $42.1 million or approximately 6.7%, 6.2% and 4.5% of net sales, respectively.

       Manufacturing and Raw Materials

       Foamex L.P. produces bulk and fabricated flexible polyurethane foam at 46 locations in North America with a total of approximately 6.8 million square feet of floor space. Management believes that Foamex L.P.'s manufacturing facilities are well suited for their intended purposes and are in good condition (see "Properties"). The manufacturing facilities are strategically located to service their major customers since high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within 200 to 300 miles from each facility.

       In 1996, raw materials accounted for approximately 74% of the manufacturing costs of Foamex L.P. The two principal chemicals in polyurethane foam, toulene diisocyanate ("TDI") and polyol, accounted for approximately 52% of raw material cost. Foamex L.P.'s largest supplier of raw materials is The Dow Chemical Company. Foamex L.P. generally has alternative chemical suppliers for each major raw material and Foamex L.P. believes that it could find alternative sources of supply should it cease doing business with any one of its major suppliers. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil and natural gas prices.

       Foamex  L.P.'s   principal   suppliers  of  raw  materials  used  in  the
manufacturing of the foam increased the price of raw materials several times during 1995 and 1994. In response, Foamex L.P. increased selling prices, where possible, for cushioning, automotive and technical foam products depending on the product. The 1995 results of operations were adversely affected by the delays in, or the inability to, implement selling price increases to offset these raw material cost increases. Foamex L.P. did not experience any significant price increases during 1996; however, there can be no assurance that chemical suppliers will not increase raw material costs in the future or that Foamex L.P. will be able to implement selling price increases to offset any such raw material cost increases.

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. See "Legal Proceedings -- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

       Employees

       As of December 29, 1996, Foamex L.P. employed 4,453 persons, with 3,972 of such employees involved in manufacturing, 287 in administration and 194 involved in sales and marketing. Approximately 728 of these employees are located outside the United States. Also, approximately 1,338 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates from 1997 through 2001. Foamex L.P. considers relations with its employees to be good.

       Competition

       The flexible polyurethane foam industry is highly competitive. With respect to flexible polyurethane foam, competition is based primarily on price, quality of products and service. Foamex L.P.'s larger competitors in the polyurethane foam industry include E. R. Carpenter Company, Crain Industries Inc., Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Crest Foam Industries, Inc. None of such competitors compete in all of the product categories in which Foamex L.P. does business.

       International and Domestic Operations and Export Sales

       Foamex L.P. has manufacturing operations in the United States, Canada, and Mexico. Net sales to customers in foreign markets in 1996, 1995 and 1994 were $76.0 million (8.2% of net sales), $73.3 million (8.5% of net sales) and $66.6 million (8.0% of net sales), respectively.

       Patents and Trademarks

       Foamex L.P. owns various patents and trademarks registered domestically and in numerous foreign countries. The registered processes and products were developed through on-going research and development activities to improve quality, reduce costs and expand markets through the development of new applications for flexible polyurethane foam products. Foamex L.P. uses several trademarks and tradenames for product identification, the majority of which are used in the carpet cushion and technical foams product lines. Foamex L.P. believes its business is not dependent upon any individual patent, trademark or tradename.

       Research and Development

       Foamex L.P. believes it has a leading research and development capability in the flexible polyurethane foam industry. This capability gives Foamex L.P. a significant advantage in the on-going development of new products and new applications for existing products. Foamex L.P. has research and development facilities located in Hayward, California; Dalton, Georgia; and Eddystone, Pennsylvania employing approximately 28 full-time employees. Expenditures for research and development amounted to $2.5 million, $3.2 million and $2.7 million for 1996, 1995 and 1994, respectively.

       Foamex L.P. and Recticel, have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future. Foamex L.P., Recticel, and Beamech Group Limited, an unaffiliated third party ("Beamech"), have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(TM) manufacturing process. Foamex L.P., Recticel, and their affiliates have a royalty-free license to use technology developed by the Swiss corporation.

ITEM 2.  PROPERTIES

       As of December 29, 1996, Foamex L.P. conducted its operations through 59 manufacturing and distribution facilities, of which 18 are owned and 41 are leased. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.7 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 3.5 million square feet. Fifty-one of these facilities are located in 36 cities in the United States, five facilities are located in two cities in Canada and three facilities are located in three cities in Mexico. The 1997 annual base rental with respect to such leased facilities is approximately $7.4 million under leases expiring from 1997 to 2005. Foamex L.P. does not anticipate any problem in renewing or replacing any of such leases expiring in 1997. In addition, Foamex L.P. has approximately 1.1 million square feet of idle space of which approximately 0.5 million is leased.

       Foamex L.P. maintains administrative and sales offices in Linwood, Pennsylvania; Hayward, California; Chicago, Illinois; and New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

       Environmental Matters

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1996, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on its operations, financial position, capital expenditures or competitive position. As of December 29, 1996, Foamex L.P. has environmental accruals of approximately $4.1 million for environmental matters. In addition, as of December 29, 1996, Foamex L.P. has receivables of approximately $0.9 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride and TDI, principal raw materials used in the manufacturing of foam. Foamex L.P. completely eliminated the use of chlorofluorocarbons and methylchloroform by the end of 1995. The 1990 CAA Amendments also may result in the imposition of more stringent standards regulating air emissions from the use of these chemicals by polyurethane foam manufacturers, but these standards have not yet been promulgated.

       Foamex L.P. has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; Philadelphia, Pennsylvania; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, Philadelphia, and Cornelius facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P., based on engineering estimates of the remaining potential remediation costs for these facilities, has accruals of $3.2 million for the estimated cost of completing remediation and established a net receivable of $0.9 million on the basis of indemnifications by Trace International Holdings, Inc. ("Trace Holdings") and Recticel Foam Corporation ("RFC") associated with the partnership formation of Foamex L.P. Foamex L.P. has completed remediation of soil contamination at a former Trenton, New Jersey manufacturing facility closed in October 1993 and is awaiting final closure approvals from the New Jersey Department of Environmental Protection regarding the remediation of soil contamination and monitoring of groundwater at the former Trenton facility.

Also, Foamex L.P. has completed remediation at its Mesquite, Texas facility and is awaiting a certificate of completion under the Texas Voluntary Clean Up program.

         Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. Foamex L.P. has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued $0.4 million for the estimated removal and remediation costs, if any, associated with these USTs. However, the full extent of contamination, and accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of its monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

       Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites with an estimated total liability to Foamex L.P. for the thirteen sites of less than approximately $0.5 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

       Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

       Legal Proceedings

       As of March 21, 1997, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgements and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of the 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized, or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex

L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

     During 1996, the Richard Lee Cobble et al. v. Steve Canslers et al. lawsuit
                      --------------------------------------------------
was settled without liability to Foamex L.P.

       Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.'s consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

       a) Foamex L.P. is a privately-held limited partnership. There is no established public trading market for its securities.

       b)     There are three holders of Foamex L.P.'s equity securities.

       c) During 1996 and 1995, Foamex L.P. made net cash distributions in accordance with tax sharing agreements of approximately $3.5 million and $2.4 million, respectively, and has $6.4 million of accrued distributions in accordance with tax sharing agreements at December 29, 1996 as follows:

                                         Distributions
                                        1996         1995
                                           (thousands)
       FMXI, Inc.                     $   (35)     $    12
       Trace Foam Company, Inc.            45           --
       Foamex-JPS Automotive L.P.       3,477        2,367
                                      -------      -------

                                      $ 3,487      $ 2,379
                                      =======      =======

       See "Certain Relationships and Related Transactions - Distributions" for further information concerning these distributions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected historical consolidated financial data of Foamex L.P. and subsidiaries after being restated for discontinued operations for all periods presented (see Note 3 to the consolidated financial statements). The results of operations of acquired businesses (as noted below) are included from the dates of their respective acquisitions. The financial data should be read in conjunction with the financial statements and related notes thereto of Foamex L.P. included elsewhere in this Annual Report on Form 10-K.

                                                                           Fiscal Year(1)(2)
                                                   1996(3)       1995(4)          1994         1993(5)        1992
                                                                               (thousands)
Statements of Operations Data:
     Net sales                                    $ 926,351     $ 862,834      $ 833,660     $ 684,310     $ 501,751
     Income (loss) from continuing operations        53,661       (48,126)        38,011        (7,926)       22,011
     Net income (loss)                                9,699       (53,243)        39,241       (17,653)       22,011

Balance Sheet Data (at period end):
     Total assets                                 $ 586,517       605,892        654,176       575,528       340,900
     Long-term debt                                 392,617       433,956        441,757       414,757       285,762
     Partners' equity (deficit)                      12,832       (12,604)        52,548        49,386       (39,061)

--------------------------------------------------------------------------------

(1) Foamex L.P. has a 52-53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented was 52 weeks with the exception of 1992 which was 53 weeks.

(2) Fiscal years 1993 through 1995 have been restated for discontinued operations and fiscal years 1994 and 1995 have been restated for the contribution of Foamex Mexico.

(3)    Includes   restructuring   credits  of  $6.4   million  (see  Note  4  to
       consolidated financial statements).

(4) Includes restructuring and other charges of $39.2 million (see Note 4 to the consolidated financial statements).

(5) Includes the results of operations of General Felt and Great Western from March 23, 1993 and May 1, 1993, respectively, and thus may not be comparable to other periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Foamex L.P. operates in the flexible polyurethane foam and foam products industry, together with its wholly- owned subsidiaries, General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers"), Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. ("Foamex Mexico"). The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of Foamex L.P. included in this report.

       On April 7, 1997, Foamex International announced that it has initiated an evaluation of its current capital structure, which includes the long-term debt of Foamex L.P., with the intention of reducing interest expense and improving financing flexibility. There can be no assurance however, that the Company will be able to successfully reduce interest expense or improve financing flexibility. Also, the affect of any change in the current capital structure on the consolidated financial statements of Foamex L.P. can not be determined at this time.

       During 1996, Foamex L.P. sold Perfect Fit Industries, Inc. ("Perfect Fit") which comprised the home comfort products business segment of Foamex L.P. The consolidated financial statements of Foamex L.P. have been restated for discontinued operations and includes a net loss of $41.8 million (net of a $1.2 million income tax benefit) on the disposal of this business segment which includes provisions for operating losses during the phase-out period (see Note 3 to the consolidated financial statements for further discussion). In addition, during April 1996, Foamex International contributed the foam products operations of Foamex Mexico to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities were under common control. Accordingly, all prior periods presented have been restated to reflect the results of operations and financial position of Foamex Mexico.

       Foamex L.P.'s results of operations have been affected by various factors, including the implementation of an operational plan in 1995 to improve profitability and unrecovered raw material cost increases during 1995. The operational plan consisted of (i) reducing layers of management through organizational realignment, (ii) the consolidation of foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of plant consolidations. In December 1995, Foamex L.P. recorded restructuring and other charges of $39.2 million relating to (i) the consolidation of thirteen foam production, fabrication or branch locations (the "1995 restructuring plan"), (ii) other charges, primarily relating to merger and acquisition activities of Foamex L.P. and (iii) the completion of a 1993 restructuring plan. During 1996, Foamex L.P. completed the consolidation of twelve foam production, fabrication or branch locations; however, one of the facilities originally identified for closure in the 1995 restructuring plan will continue to operate because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, Foamex L.P. has approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, Foamex L.P. recorded a $6.4 million net restructuring credit which included a restructuring credit of $11.3 million associated with Foamex
L.P.'s decision not to close the facility identified as part of the 1995 restructuring plan and $1.7 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters associated with the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of two facilities during 1997 (the "1996 restructuring plan"). There can be no assurance that Foamex L.P. will be able to successfully complete its restructuring plans.

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

RESULTS OF OPERATIONS

1996 Compared to 1995

       Net sales for 1996 were $926.4 million as compared to $862.8 million in 1995, an increase of $63.6 million or 7.4%. Carpet cushion net sales for 1996 increased 7.5% to $291.3 million from $271.0 million in 1995 primarily due to increased selling prices initiated during the second quarter of 1996 as well as increased volume of shipments due to improved carpet sales. Cushioning foam net sales for 1996 increased 7.4% to $332.9 million from $310.0 million in 1995 primarily due to increased net sales volume from both new and existing customers of bedding related products, increased selling prices initiated at the beginning of 1996 and a full year of results for a company acquired in April 1995 which manufactures cushioning products. Automotive foam net sales for 1996 increased 5.5% to $231.9 million from $219.8 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 13.4% to $70.3 million from $62.0 million in 1995 primarily due to increased selling prices and increased net sales volume.

       Gross profit as a percentage of net sales increased to 16.5% for 1996 from 11.7% in 1995 primarily due to selling price increases and improved material and production efficiencies, which includes (i) selling price increases during 1996 to offset the adverse affect of the 1995 and 1994 raw material cost increases, (ii) reductions in customer deductions for pricing disputes, promotional programs and other matters and (iii) reductions in salaries and other overhead costs associated with the implementation of the 1995 restructuring plan.

       Income from operations was $102.9 million for 1996 as compared to a loss from operations of $2.0 million in 1995. The increase was primarily due to an increase in gross profit margins as discussed above, a decrease in restructuring and other charges (credits) of $45.7 million and a decrease in selling, general and administrative expenses of $6.7 million for 1996 as compared to 1995. The decrease in restructuring and other charges (credits) is comprised of the $39.2 million charge for restructuring and other charges in 1995 plus the net restructuring credit of $6.4 million in 1996. The 1996 net restructuring credit is comprised of a $11.3 million credit due to Foamex L.P.'s decision not to close a facility which was part of the 1995 restructuring plan and $1.7 million of credits relating primarily to the favorable termination of lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the 1996 restructuring plan which primarily consists of the closure of two facilities during 1997. The decrease in selling, general and administrative expenses is the result of reductions in the provision for uncollectible accounts of approximately $3.9 million, salaries and employee costs of approximately $3.7 million and a reduction of approximately $2.0 million in environmental accruals offset by increases in selling expenses associated with the increased net sales volume and management realignment in connection with the 1995 operational plan.

       Income from continuing operations before provision for income taxes was $61.4 million for 1996 as compared to a loss from continuing operations before provision for income taxes of $46.7 million in 1995. The increase is primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $1.3 million. The decrease in interest and debt issuance expense is primarily due to a $2.3 million increased benefit from interest rate swap agreements offset by the amount of interest allocated to discontinued operations in 1996 as compared to 1995 (See Note 3 to the consolidated financial statements for further discussion).

       Foamex L.P., as a limited liability partnership, is not subject to federal and certain state income taxes. However, the consolidated financial statements include a provision for income taxes which primarily relates to the federal and state income taxes of corporate subsidiaries and subsidiaries located in foreign jurisdictions that file separate income tax returns. See Note 10 to the consolidated financial statements for further discussion.

       The loss from discontinued operations of $42.1 million (net of $2.6 million income tax benefit) in 1996 relates to the net loss on the sale of the home comfort products business segment which consisted primarily of the net assets of Perfect Fit and the operating loss of Perfect Fit through the closing date. See Note 3 to the consolidated financial statements for further discussion.

       The extraordinary loss on early extinguishment of debt of $1.9 million primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of $30.6 million of long-term debt. See Note 11 to the consolidated financial statements for further discussion.

       Operating results in 1997 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued implementation of the operational plan to improve Foamex L.P.'s profitability, (ii) the completion of Foamex International's evaluation of the capital structure of Foamex L.P., (iii) raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (iv) Foamex L.P.'s success in passing on to its customers selling price increases to recover such raw material cost increases, if any. Also, effective in January 1997, Foamex L.P.'s operations in Mexico became subject to highly inflationary accounting for financial reporting purposes. Translation adjustments resulting from fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar will be included in Foamex L.P.'s consolidated statement of operations as compared to partners' equity (deficit). Large fluctuations in the Mexican Peso exchange rate could have an adverse impact on Foamex L.P.'s results of operations.

1995 Compared to 1994

          Net sales for 1995 were $862.8 million as compared to $833.7 million in 1994, an increase of $29.1 million or 3.5%. Carpet cushion net sales for 1995 decreased 7.4% to $271.0 million from $292.5 million in 1994 primarily due to reduced net sales volume of certain carpet cushion products resulting from weak carpet sales and a change in product mix to carpet cushion with lower selling prices. In addition, carpet cushion selling prices were under pressure from an excess supply of low priced scrap foam, the primary component of rebond carpet cushion. Cushioning foam net sales for 1995 increased 7.2% to $310.0 million from $289.2 million in 1994 primarily due to the April 1995 acquisition of a company which manufactures cushioning products and increased selling prices offset by a reduction in net sales volume due to competitive pricing pressures and reduced demand for certain cushioning foam products. Automotive foam net sales for 1995 increased 11.0% to $219.8 million from $198.0 million in 1994 primarily due to increased net sales volume of tri-laminates and composite headliner products offset by a reduction in net sales volume of other automotive foam products. Technical foam net sales for 1995 increased 14.8% to $62.0 million from $54.0 million in 1994 primarily due to increased selling prices and increased net sales volume.

          Gross profit as a percentage of net sales decreased to 11.7% for 1995 from 17.1% for 1994. This unfavorable relationship was primarily due to net unrecovered raw material cost increases of approximately $25.0 million during 1995. In addition, the decrease in gross profit margins for 1995 as compared to 1994 was also associated with (i) approximately $7.7 million of increased customer deductions for pricing disputes, promotion programs and other matters,
(ii) approximately $3.5 million of increased employee benefits accruals associated with insurance and pension plans and other accruals, (iii) approximately $1.5 million of inventory write-offs associated with scrap foam inventory and discontinued or slow moving product lines, (iv) an increase in net sales of automotive tri- laminates, which have a lower-margin than other foam products, (v) under-utilization of manufacturing capacities due to reduced net sales volume of certain product lines and (vi) carpet cushion selling prices remaining under pressure from an excess supply of low priced scrap foam, the primary component of rebond carpet cushion.

          A loss from operations of $2.0 million was incurred for 1995 as compared to income of $85.3 million for 1994. The decrease in income from operations was primarily due to (i) the reduction in gross profit margins as a percentage of net sales as discussed above, (ii) an increase in selling, general and administrative expenses of $6.4 million for 1995 as compared to 1994 including an increase of $3.7 million in the provision for uncollectible accounts and (iii) restructuring and other charges of $39.2 million (as discussed below).

          In  1995,  Foamex  L.P.  approved  the  1995   restructuring  plan  to
consolidate thirteen foam production, fabrication or branch locations to concentrate resources as a result of industry conditions and better position itself to achieve its strategic growth objectives. Foamex L.P. recorded restructuring and other charges of $39.2 million which were comprised of charges of $35.6 million associated with the consolidation of the foam production, fabrication or branch locations, $2.2 million associated with the completion of the 1993 restructuring plan and $1.4 million associated with merger and acquisition activities of Foamex L.P. The components of the $35.6 million restructuring charge include: $16.7 million for fixed asset writedowns, $15.1 million for plant closure and operating lease obligations and $3.8 million for personnel reductions. The $3.8 million cost for personnel reductions primarily represents severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel (See Note 4 to the consolidated financial statements for further discussion).

          A net loss of $53.2 million was incurred for 1995 as compared to net income of $39.2 million for 1994. The decrease is primarily due to (i) the reasons cited above and (ii) an increase in interest and debt issuance expense of $3.0 million. The increase in interest and debt issuance expense was primarily associated with (i) a decrease of $1.6 million in the benefit received from interest rate swap agreements in 1995 as compared to 1994 and (ii) an increase in term loan interest expense due to a full year of borrowings in 1995 as compared to 1994.

          Foamex L.P., as a limited partnership, is not subject to federal and certain state income taxes. However, the consolidated statements include a provision for income taxes which primarily relates to the federal and state income taxes of corporate subsidiaries and subsidiaries located in foreign jurisdictions that file separate income tax returns. See Note 10 to the consolidated financial statements for further discussion.

Foamex Capital Corporation ("FCC")

       FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and FCC has no other material operations.

Liquidity and Capital Resources

          Liquidity

          Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under its revolving credit agreement, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements could be impaired if Foamex L.P. was to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Foamex L.P. Credit Facility as of December 29, 1996 and expects to be in compliance with the covenants for the foreseeable future.

          Cash and cash equivalents increased $20.4 million during 1996 to $21.0 million at December 29, 1996 from $0.6 million at December 31, 1995 primarily due to a $18.4 million payment received on a note from a partner (see Note 13 to the consolidated financial statements) and improved operating results, offset by the increased use of cash and cash equivalents by the operating assets and liabilities of Foamex L.P., capital expenditures and scheduled debt repayments. Cash and cash equivalents decreased $19.4 million during 1995 to $0.6 million at December 31, 1995 from $20.0 million at January 1, 1995 primarily due to capital expenditures, scheduled debt repayments and the acquisition of a manufacturing company in April 1995. Working capital increased $65.8 million during 1996 to $137.1 million at December 29, 1996 from $71.3 million at December 31, 1995 primarily due to (i) improved operating results, (ii) an increase in cash resulting from the payment received on a note with a partner and (iii) an increase in net operating assets and liabilities which was offset by working capital used for capital expenditures and scheduled debt repayments. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $19.9 million during 1996 to $144.0 million at December 29, 1996 from $124.1 million at December 31, 1995 primarily due to increased accounts receivable and inventories offset by an increase in accounts payable. The increase in accounts receivable and inventories are primarily associated with the improved operating results of Foamex L.P. In addition, raw material inventories increased due to increased year end purchases associated with a potential cost increase that did not occur. The increase in accounts payable is primarily associated with the year end purchase of raw material inventories. Working capital decreased $57.1 during 1995 to $71.3 million at December 31, 1995 from $128.4 million at January 1, 1995 primarily due to (i) the reduction of cash and cash equivalents as discussed above and (ii) an increase in accrued restructuring charges. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) decreased $12.1 million to $124.1 million at December 31, 1995 as compared to $136.2 million at January 1, 1995. The decrease was primarily due to a decrease in inventories. The 1996 and 1995 restructuring plans include approximately $16.6 million of cash charges of which $10.1 million has been incurred as of December 29, 1996.

       As of December 29, 1996, there were no revolving credit borrowings under the Foamex L.P. Credit Facility with unused availability of approximately $33.3 million which includes approximately $11.7 million associated with letters of credit outstanding which are supported by the Foamex L.P. Credit Facility. Borrowings by Foamex Canada as of December 29, 1996 were $3.7 million under Foamex Canada's revolving credit agreement with unused availability of approximately $0.7 million at an interest rate of 5.25%.

       Cash Flow from Operating Activities

       Cash flow from continuing operations was $36.7 million, $36.5 million and $50.6 million in 1996, 1995 and 1994, respectively. Cash flow from continuing operations remained consistent for 1996 as compared to 1995 primarily as a result of improved operating results from continuing operations offset by an increased use of cash by the operating assets and liabilities. Cash flow from continuing operations decreased in 1995 as compared to 1994 primarily as a result of the reduction in operating results from continuing operations.

       Cash Flow from Investing Activities

       From the beginning of 1994 through 1996, Foamex L.P. spent approximately $63.9 million on capital improvements. The expenditures included: (i) installation of new variable pressure foaming technology ("VPF(TM)") in the Verona, Mississippi and Orange, California facilities; (ii) initiation of the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing demand for foam products; and (iii) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities. Foamex L.P. expects to maintain capital expenditures at the current levels for the foreseeable future by focusing spending primarily on the maintenance of existing equipment and on the installation of the VPF(TM) manufacturing process.

       During 1996, Foamex L.P. received net sale proceeds of approximately $42.7 million in connection with the sale of Perfect Fit which was finalized in 1996. The net sale proceeds were used to repurchase long-term debt (see Note 11 to the consolidated financial statements) and for the payment of certain retained liabilities, with the remainder held as restricted cash as of December 29, 1996 for the repurchase of additional long-term debt during 1997. As of February 26, 1997, Foamex L.P. has repurchased approximately $8.0 million of long-term debt with restricted cash.

          On June 28, 1994, Foamex L.P. purchased an $87.9 million principal amount note due 2006 from its 98% limited partner Foamex-JPS Automotive L.P. ("FJPS") for $35.3 million (the "FJPS Note"). The FJPS Note will not pay interest until July 2000. Instead, principal will accrete (from the initial purchase price of $35.3 million) on a daily basis and compound semiannually at the rate of 15.50% per annum through June 1996; 15.75% per annum thereafter through June 1997; and 16.00% per annum thereafter through June 2000. Interest will be due semiannually in cash at 16.00% per annum from July 2000 through the maturity date. In December 1996 in exchange for certain waivers and amendment of the FJPS Note, FJPS repaid $18.4 million of the FJPS Note and a waiver payment of $0.2 million using a portion of the proceeds from the sale of its partnership interest in JPS Automotive L.P. FJPS has the right to reborrow such amount, subject to limitations in the Foamex L.P. Credit Facility, solely for the purpose of funding a purchase price adjustment payment, if any, in connection with the JPS Automotive L.P. sale. The intercompany note has been classified in partners' equity (deficit) and the accreted principal of $16.3 million for the period from June 28, 1994 to December 29, 1996 has been included in the FJPS Note. The FJPS Note may be redeemed at the option of FJPS, in whole or in part, at any time at the redemption prices (expressed as percentages of the Accreted Value (as defined) if on or prior to July 1, 2000, and thereafter, expressed as percentages of the principal amount) initially equal to 108% for the twelve-month period commencing July 1, 1994 declining to 100% on or after July 1, 2005. If FJPS does not repay indebtedness with at least 85% of the net proceeds of any Equity Offering (as defined), the rate at which the FJPS Note accretes and the interest rate on the FJPS Note will increase.

          In April 1995, Foamex L.P. acquired certain assets and assumed certain liabilities of manufacturers of synthetic fabrics for the carpet and furniture industries for an aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million.

          In March 1994, Foamex International acquired Transformacion De Espumas Y Fieltros, S.A. de C.V. ("TEFSA") for an aggregate purchase price of $4.5 million, including related fees and expenses of approximately $0.4 million, to be paid over a three year period with an initial cash payment of $1.7 million. During 1996, Foamex International contributed its interest in Foamex Mexico to Foamex L.P. Also, during 1996 Foamex L.P. made a scheduled cash payment of approximately $0.8 million in accordance with the purchase agreement. The final payment of approximately $0.8 million will be made in April 1997.

          Cash Flow from Financing Activities

          As of December 29, 1996, Foamex L.P. had repurchased long-term debt of approximately $30.6 million with the net proceeds from the sale of Perfect Fit. In addition, Foamex L.P. had repurchased long-term debt of approximately $8.0 million through February 26, 1997 with restricted cash.

          During 1996, Foamex Mexico borrowed $1.5 million under two promissory notes that bear interest at LIBOR (5.69% at December 29, 1996) plus 3/8% and mature on June 30, 1997.

          Foamex L.P. made cash distributions to its partners, pursuant to a tax sharing agreement, of approximately $3.5 million, $2.4 million and $3.3 million in 1996, 1995 and 1994, respectively.

Interest Rate Swap Agreements

          Foamex L.P. enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. does not hold or issue financial instruments for trading purposes. Foamex L.P. has an interest rate swap agreement, as amended, with a notional amount of $150.0 million through December 2001. Under the swap agreement, Foamex L.P. has made variable payments based on LIBOR through December 1996 and is obligated to make fixed payments at 5.30% per annum for the twelve months ended in December 1997 and variable payments at a rate equal to LIBOR for the remainder of the agreement, in exchange for fixed payments by the swap partner at 5.81% per annum through December 1996, and 6.50% per annum for the remainder of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate Foamex L.P. is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

          Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 2001. Under this swap agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.50% per annum and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995, fixed payments at a rate of 5.81% per annum for the twelve months ended in December 1996 and is obligated to make fixed payments at a rate of 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996 and fixed payments at 6.50% per annum for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate Foamex L.P. is to pay for any period thereafter is equal to or less than 4.50% per annum. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $3.7 million, $1.4 million and $3.0 million for 1996, 1995 and 1994, respectively.

Environmental Matters

          Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of December 29, 1996 was $4.1 million. In addition, as of December 29, 1996 Foamex L.P. has net receivables of $0.9 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

          There was no significant impact on Foamex L.P.'s operations as a result of inflation during the prior three year period. See "Results of Operations 1995 versus 1994" for a discussion of the impact of raw material price increases. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

New Accounting Pronouncement

          In  October  1996,   the  American   Institute  of  Certified   Public
Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", which provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, Foamex L.P. will adopt SOP 96-1 during the first quarter of 1997. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          An index to the financial statements and the required financial statement schedule is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III
ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS

Executive Officers of Foamex L.P.

       The executive officers of Foamex L.P. are as follows:

       Name                                 Age                             Position(s) Held
       Marshall S. Cogan                    59                              Chairman and Chief Executive Officer
       Robert J. Hay                        71                              Chairman Emeritus
       Salvatore J. Bonnano                 56                              President
       Kenneth R. Fuette                    52                              Senior Vice President of Finance, Chief
                                                                             Financial Officer and Chief Accounting
                                                                             Officer
       William H. Bundy                     56                              Senior Vice President of Manufacturing
                                                                             Operations
       Paul A. Haslanger                    50                              Senior Vice President of Strategic
                                                                             Planning and the Technical Products
                                                                             Segment Group
       Barry Zimmerman                      58                              Senior Vice President of Productivity
                                                                             and Quality
       Philip N. Smith, Jr.                 54                              Vice President, Secretary and General
                                                                             Counsel
       Theodore J. Kall                     56                              President of General Felt Industries, Inc.

       Marshall S. Cogan has been the Chairman of the Board and Chairman of the Executive Committee of Foamex International since its inception in September 1993 and Chief Executive Officer since January 1994. Mr. Cogan served as Vice Chairman of Foamex L.P. from January 1993 until January 1994. Mr. Cogan has been a director of Trace Foam Company, Inc. (formerly known as `21' Foam Company, Inc.) ("Trace Foam") since December 1991 and the Chairman of the Board and President of Trace Foam since January 1992. Mr. Cogan has been principal stockholder, Chairman or Co-Chairman of the Board and Chief Executive Officer or Co-Chief Executive Officer of Trace Holdings since 1974. He has also been a member of the Board of Directors of Recticel s.a. since February 1993. Mr. Cogan served as chairman and director of other companies formerly owned by Trace Holdings, including Color Tile, Inc., General Felt Industries, Inc., Knoll International, Inc. and Sheller-Globe Corporation. Prior to forming Trace Holdings, he was senior partner at Cogan, Berlind, Weill & Levitt and subsequently CBWL - Hayden Stone, Inc. Additionally, Mr. Cogan serves on the Board of Directors of American Friends of the Israel Museum and serves on the Board of Trustees of the Museum of Modern Art, the Boston Latin School and New York University Medical Center. Mr. Cogan also serves on several committees of Harvard University.

       Mr. Hay has been Chairman Emeritus of Foamex L.P. since January 1994 and Chairman Emeritus and a director of Foamex International since September 1993. Mr. Hay was Chairman and Chief Executive Officer of Foamex L.P. from January 1993 to January 1994. Mr. Hay was President of Foamex L.P. and its predecessor from 1972 through 1992. Mr. Hay began his career as a chemist with The Firestone Tire and Rubber Company, a predecessor of Foamex L.P., in 1948.

       Mr. Bonnano has been Executive Vice President of Manufacturing, Corporate Planning of Foamex International and President of Foamex L.P. since July 1995 and a director of Foamex International since February 1996. Prior to joining
Foamex L.P., Mr. Bonanno was employed with Chrysler Corporation for thirty years, most recently serving as the General Manager of International Manufacturing Operations.

       Mr. Fuette has been the Senior Vice President - Finance, Chief Financial Officer and Chief Accounting Officer of Foamex International and Foamex L.P. since January 1996. Prior to that Mr. Fuette served as a Vice President of Foamex International from 1993 to 1995. Mr. Fuette served as controller of Foamex L.P. or its predecessor from 1977 to 1995.

       Mr. Bundy has been Senior Vice President of Foamex L.P. since January 1994. Mr. Bundy was President and Chief Operating Officer of Foamex L.P. from January 1993 to January 1994. Mr. Bundy has been a Senior Vice President of Foamex International since March 1994. Mr. Bundy served as President and Chief Operating Officer of Foamex International from September 1993 until January 1994. Mr. Bundy was Senior Vice President of Manufacturing of Foamex L.P. from 1984 through 1992. Mr. Bundy began his career as a production manager for the predecessor to Foamex L.P. in 1967.

       Mr. Haslanger has been Senior Vice President of Manufacturing of Foamex L.P. since February 1993. Mr. Haslanger has been the Senior Vice President of Manufacturing of Foamex International since its inception in September 1993. Prior thereto, Mr. Haslanger was Vice President of Manufacturing of Foamex L.P. and its predecessor from 1984 through January 1993. He began his career with the predecessor to Foamex L.P. in 1969.

       Mr. Zimmerman has been the Senior Vice President of Productivity and Quality of Foamex L.P. since October 1995 and Chairman, President and a director of Foamex Latin America, Inc. since September 1993. Mr. Zimmerman has been a Senior Vice President or Vice President and Managing Director of Trace Holdings since October 1986. Prior to that, Mr. Zimmerman held several executive positions within Trace Holdings beginning in August 1978. Mr. Zimmerman has been a director of Trace Foam since October 1990. Mr. Zimmerman has served as director of General Felt since March 1993 and Foamex Capital Corporation since July 1992.

       Mr. Smith has been Vice President, Secretary and General Counsel of Foamex International since its inception in September 1993. Mr. Smith has been the Secretary of Trace Foam since its inception in October 1990 and a Vice President of Trace Foam since December 1991. Mr. Smith has been a Vice President or Senior Vice President and the Secretary and General Counsel of Trace Holdings since January 1988 and has overseen and been actively involved in transaction negotiations, litigation, stockholder and director relations and other corporate legal matters. Prior to joining Trace Holdings, he was the sole shareholder of a professional corporation which was a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

       Mr. Kall was appointed President of General Felt in April 1995. Mr. Kall previously served as General Felt's National Accounts Manager since July 1993. Mr. Kall has served in various sales, marketing and product management positions including Vice President of Sales and Marketing from 1980 to 1993. He began his career with General Felt in 1974.

Managing General Partner

       Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership of Foamex L.P. (the "Fourth Partnership Agreement"), Foamex L.P. is managed by its managing general partner, FMXI. All of the directors and executive officers of FMXI are employees of Foamex L.P. and/or Foamex International and are not compensated by FMXI for their services as directors and executive officers of FMXI.

       The directors and executive officers of FMXI are as follows:

       Name                                 Age                             Position(s) Held
       Marshall S. Cogan                    59                              Chairman of the Board, Chief Executive
                                                                             Officer
       Robert J. Hay                        71                              Chairman Emeritus and Director
       John Rallis                          59                              President, Chief Operating Officer
                                                                             and Director
       William H. Bundy                     56                              Senior Vice President and Director
       Kenneth R. Fuette                    52                              Senior Vice President of Finance,
                                                                             Chief Financial Officer and Chief
                                                                             Accounting Officer
       Paul A. Haslanger                    50                              Senior Vice President of Manufacturing

       John Rallis has been a Director of Foamex International since its inception in September 1993 and has been the President and Chief Operating Officer of Foamex International since January 1994. Mr. Rallis served as President and Chief Operating Officer of Foamex L.P. from January 1994 to July 1995. Prior to that, Mr. Rallis served as a Senior Vice President of Foamex International from September 1993 until January 1994. He held various managerial and executive positions with The General Tire & Rubber Company starting in 1964 prior to becoming President of the foam operations of that company in 1977. In 1980, Mr. Rallis became Chairman and Chief Executive Officer of Great Western Foam Products Corporation and certain related entities. Mr. Rallis has been a director of JPSGP Inc. since October 1994.

       See "Executive Officers of Foamex L.P." for a description of the business experience of the other directors and officers of FMXI.

ITEM 11.  EXECUTIVE COMPENSATION

       The summary compensation table below contains information concerning annual and long-term compensation provided to the Chief Executive Officer and the four next most highly compensated executive officers of Foamex L.P. in 1996 for services rendered in all capacities during the fiscal years 1996, 1995 and 1994. The officers of FCC are not compensated for their services as such.

                                          SUMMARY COMPENSATION TABLE (1)
                                                        Annual Compensation         Long-Term Compensation
                                                                                  Awards
                                                                                  Securities       All
                                                                                  Underlying       Other
                                                                                  Options\         Compen-
                                            Year        Salary       Bonus        SARs(2)          sation(3)
Marshall S. Cogan                           1996        $750,000           -         100,000              -
 Chief Executive Officer                    1995         750,000           -         229,167              -
                                            1994         750,000           -               -              -

Salvatore J. Bonanno (4)                    1996        $201,850    $250,000          25,000         $1,500
 President of Foamex L.P.                   1995          77,308     100,000          49,590            700
                                            1994               -           -               -              -

Barry Zimmerman                             1996        $306,730    $ 50,000               -         $1,500
 Senior Vice President of                   1995         300,000           -          17,569          1,500
 Productivity and Quality                   1994         300,000      85,000               -          1,500

Philip N. Smith, Jr.                        1996        $265,000           -               -          1,500
  Vice President, Secretary                 1995         315,000           -           7,028          1,500
   and General Counsel                      1994         315,000     110,000               -          1,500

Theodore Kall                               1996        $260,885    $  4,545           7,616          1,500
 President and Chief                        1995         228,885      33,600           7,384          1,500
 Executive Officer of                       1994         175,000           -               -          1,450
 General Felt Industries, Inc.

       (1) As none of the above executive officers received perquisites in excess of the lesser of $50,000 or 10% of their reported salary and bonus, any other annual compensation required to be reported, any restricted stock awards, or any long-term compensation payouts information relating to "Other Annual Compensation", "Restricted Stock Awards" and "LTIP Payouts" is inapplicable and has therefore been omitted from the table.

       (2) The 1995 options represent options granted in connection with a repricing of the options under the stock option exchange program discussed below.

       (3) The amounts shown represent Foamex L.P.'s matching contribution to Foamex L.P.'s 401(k) plan on behalf of Mr. Bonanno, Mr. Zimmerman, Mr. Smith, and Mr. Kall. Mr. Cogan did not participate in a 401(k) plan.

       (4)    Salvatore J. Bonanno became President of Foamex L.P. in June 1995.

Employment Agreements

       On June 26, 1995, Foamex L.P. entered into an employment agreement with Salvatore J. Bonanno, President of Foamex L.P. The agreement provides for a three-year employment term commencing on June 26, 1995, which employment may be automatically extended for two additional one-year terms unless either party gives written notice as set forth therein. The employment agreement provides that as compensation for all services rendered by Mr. Bonanno, he will receive an annual salary at the rate of $150,000 per annum for the period from June 26, 1995 through June 30, 1996; and at a rate of $250,000 per annum commencing as of July 1, 1996. In addition, Mr. Bonanno will be paid a bonus of $100,000 on or before December 31, 1995 and a bonus of $150,000 on or before June 30, 1996. Mr. Bonanno will be eligible to earn an additional bonus of $100,000 based upon the attainment of company performance targets (including but not limited to, earnings target) for that period, which targets are required to be mutually established in good faith between Foamex L.P. and Mr. Bonanno. Also, Mr. Bonanno will participate in certain employee benefit plans and receive certain other perquisites. The employment agreement further provides that upon termination of the employment agreement (i) by Foamex L.P. for "cause", (ii) by Mr. Bonanno other than for "good reason" (as such terms are defined therein) or (iii) by reason of either party's election not to extend the employment agreement as provided therein, Foamex L.P. shall pay Mr. Bonanno, in addition to any amounts earned but not yet paid, an amount equal to one-year's then current base salary (payable in twelve equal monthly installments). In the event the employment agreement is terminated (i) by Foamex L.P. other than for "cause" or (ii) by Mr. Bonanno for "good reason," Mr. Bonanno shall be entitled to receive the greater of (a) one-year's then current base salary or (b) continued payment of Mr. Bonanno's then current base salary for the remainder of the term of the agreement, subject to certain provisions set forth therein (payable in twelve equal monthly installments). Additionally, during the period for which Mr. Bonanno is receiving continued payment of base salary, Mr. Bonanno would be entitled to receive health care benefits, to continue to participate in other employee benefit plans to the extent permissible under such plans and to receive a supplemental annual pension benefit equal to (i) the annual pension benefit that would have been payable to Mr. Bonanno under the Retirement Plan (as defined therein) had Mr. Bonanno continued to earn credited service under the Retirement Plan until February 1, 1999, reduced by (ii) the annual pension benefit payable to Mr. Bonanno under the Retirement Plan. The employment agreement prohibits Mr. Bonanno from owning any controlling or substantial stock or other beneficial interest in any business enterprise which is engaged in, or competitive with, any business engaged in by Foamex L.P. Additionally, the employment agreement provides that for a period of one year following his termination date, Mr. Bonanno may not, among other things, engage in any business activities reasonably determined by Foamex L.P. to be competitive with any substantial type or kind of business activities conducted by Foamex L.P. at the time of termination.

Foamex International Stock Option Plan

       Foamex International and its stockholders adopted the Foamex International Inc. 1993 Stock Option Plan (the "Stock Option Plan") authorizing the issuance of up to 3,000,000 shares of Foamex International's common stock pursuant to options that may be granted under the Stock Option Plan to officers and executive employees of Foamex International and its subsidiaries and affiliates.

           Foamex International Option Grants In Last Fiscal Year (1)

                        Number of    Percent of
                        Securities   Total                                                     Potential Realized
                        Underlying   Options/SARs  Exercise                   Market           Value at Assumed
                        Options/     Granted to    or Base                    Price on    Annual Rate of Appreciation
                        SAR's        Employees in  Price        Expiration    date of          for Option Term (2)
Name                    Granted (#)  Fiscal Year    ($/Sh)          Date       Grant          5%           10%
Marshall S. Cogan         100,000      49.4%       $6.875        05/17/06     $12.125     1,814,017    3,114,691

Salvatore J. Bonanno       25,000      12.4%        6.875        05/17/06      12.125       453,504      778,673

Theodore Kall               7,616       3.8%        6.875        05/17/06      12.125       138,156      237,215


(1) Mr. Zimmerman and Mr. Smith are not included in this table since no options were granted to them during 1996.

(2) Based on December 29, 1996 market value of Foamex International common stock of $16 1/8 per share.

Trace Holdings Stock Option Plan

   In 1987, Trace Holdings established a Nonqualified Stock Option Plan (the "Trace Holdings Option Plan"), under which options for the purchase of shares of common stock of Trace Holdings may be granted to officers, directors and employees of Trace Holdings or its affiliates. Under the Trace Holdings Option Plan, options may generally be granted for a term not to exceed eleven years and are exercisable at the cumulative rate of one-third per year on the fifth, sixth and seventh anniversaries of the date of grant. Under the Trace Holdings Option Plan, the option exercise price of an option may not be less than the fair market value of the common stock of Trace Holdings as of the date of grant. In 1988, Trace Holdings granted options to Mr. Smith to purchase 120 shares of common stock of Trace Holdings. The options expire eleven years from the date of grant and have an exercise price of $1,450.00 per share. No options have been subsequently granted to named executive officers of Foamex International.

Aggregate Option Values

   The following table sets forth as of December 29, 1996, the number of options and the value of the unexercised options held by Foamex L.P.'s named executive officers listed on the Summary Compensation Table.

                 Aggregated Option Exercises in Last Fiscal Year
                          and FY-End Option Values (1)

                      Number of Securities Underlying Unexer-                Value of Unexercised In-the-Money
Name                   cised Options at Fiscal Year End(2)                      Options at Fiscal Year End(3)
                        Exercisable       Unexercisable                        Exercisable      Unexercisable
Marshall S. Cogan       157,500           171,667                               1,456,875          1,587,920

Salvatore J. Bonanno     14,918             59,672                                137,992            551,966

Barry Zimmerman           7,791              9,778                                 72,067             90,447

Philip N. Smith, Jr.      3,117              3,911                                 28,832             36,177
                            120  (4)             -                                     (5)                (5)

Theodore Kall             4,853             10,147                                 44,890             43,860



(1) No stock options were exercised in 1996 and SARs are not included in the table since none were outstanding during 1996.

(2) Except as otherwise noted, these options are for common stock of Foamex International and were granted pursuant to the Foamex International Stock Option Plan.

(3) As of December 29, 1996, the market value of Foamex International common stock was $16 1/8 per share.

(4) These options are for common stock of Trace Holdings and were granted pursuant to the Trace Holdings Option Plan.

(5) Trace Holdings is a privately-held company. There is no public market for its securities and no valuation of Trace Holdings for the purpose of ascertaining the value of stock options has been undertaken.

Pension Plans

       Effective December 31, 1994, the Foamex L.P. Salaried Employees Retirement Plan (the "Foamex Plan") merged with the General Felt Industries, Inc. Retirement Plan for Salaried Employees and the General Felt Industries, Inc. Pension Plan for Bargaining Unit Employees National Sponge Cushion Division. The surviving plan is called the Foamex Group Salaried Employees Pension Plan (the "Retirement Plan"). The Retirement Plan is a defined benefit pension plan that is qualified under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and in which the executive officers are eligible to participate.

       The following table illustrates estimated annual pensions under the Retirement Plan for various compensation levels and periods of credited service, assuming present compensation rates at all points in the past and until Normal Retirement Date (as defined in the Retirement Plan) and a constant Social Security Wage Base ($65,400 in 1997). The pension amount is expressed as a life annuity with certain benefits continuing to the spouse.

                                                                 Pension Plan Table
                                                             Years of Credited Service

                                              15            20           25            30             35
Current Compensation:
$125,000                                  $25,400       $33,867       $42,334       $50,801        $59,267
$160,000 and above                        $31,607       $41,742       $52,178       $62,613        $73,049

       The Retirement Plan is a career pay plan. The Retirement Plan formula is 1.25% of annual compensation up to the Social Security Wage Base and 1.75% of annual compensation in excess of the Social Security Wage Base, subject to an annual compensation limit of $160,000. Prior to September 1, 1994, the Foamex Plan was a final average pay plan, with retirement benefits based upon earnings for the five consecutive years within the last ten years which yield the highest average yearly salary ("Final Average Compensation"). Annual benefit calculations under the Foamex Plan for service prior to June 1, 1994, will be the years of credited service multiplied by the sum of 2.0% of Final Average Compensation and 0.4% of Final Average Compensation in excess of the average of the Social Security Wage Bases over the 35 year period ending with the year an employee reaches age 65 (such 35 year average referred to herein as the "Covered Compensation"). For service subsequent to May 31, 1994, but before September 1, 1994, annual benefit calculations will be the years of credited service multiplied by the sum of 1.1% of Final Average Compensation and 0.4% of Final Average Compensation in excess of Covered Compensation. The actuarially determined cost of providing benefits under the Retirement Plan is provided by Foamex L.P. The participants are neither required nor permitted to make contributions.

       The compensation used as a basis for computing pension is primarily based on salaries set forth in the Summary Compensation Table and excludes bonuses set forth therein. In 1996 and 1995, the compensation used as a basis for computing the pension of each of the executive officers named in the Summary Compensation

Table was as follows: Mr. Cogan, $150,000 and $150,000, respectively; Mr. Bonanno, $150,000 in 1996; Mr. Zimmerman, $150,000 and $150,000, respectively; Mr. Smith, $150,000 and $150,000, respectively; and Mr. Kall $150,000 and $150,000, respectively. Mr. Bonanno was not a plan participant in 1995.

       The estimated annual benefit under the Retirement Plan payable on retirement at normal retirement age, or immediately if the individual has reached normal retirement age, for each of the employees named in the Summary Compensation Table is as follows: Mr. Cogan, $23,250; Mr. Bonanno, $24,050; Mr. Zimmerman, $22,100; Mr. Smith, $35,260; and Mr. Kall $43,550. These amounts assume the employees continue their employment with Foamex L.P. at present salary levels until normal retirement age. As of December 29, 1996, the employees named in the Summary Compensation Table had been credited with years of service under the Retirement Plan as follows: Mr. Cogan, 2.50 years; Mr. Bonanno, 0.50 years; Mr. Zimmerman, 2.83 years; Mr. Smith, 2.83 years; and Mr. Kall 22.08 years.

       General

       Under the Internal Revenue Code, a participant's compensation in excess of $150,000 (as adjusted to reflect cost of living increases) is disregarded for purposes of determining pension benefits. Benefits accrued for plan years prior to 1994 on the basis of compensation in excess of $150,000 are preserved. In addition, as required by law, the maximum annual pension payable to a participant under a qualified pension plan in 1995 is $120,000, in the form of a qualified joint and survivor annuity, although certain benefits accrued prior to 1995 in excess of $120,000 are not subject to such limitation. Such limits have been included in the calculation of estimated annual benefit amounts listed above for each of the executive officers named in the Summary Compensation Table. Foamex L.P. does not have a non-qualified defined benefit plan to provide payments in excess of limits imposed by the Internal Revenue Service.

Compensation Committee Interlocks and Insider Participation

       The executive officers of FCC are not compensated for serving in such capacity, thus information regarding compensation committee interlocks and insider participation with respect to FCC has been omitted.

       In accordance with the terms of the Fourth Partnership Agreement, the compensation of Foamex L.P.'s officers is determined by FMXI, a wholly-owned subsidiary of Foamex International. FMXI has agreed to accept the recommendations of the Compensation Committee of Foamex International's Board of Directors regarding the compensation of Foamex L.P.'s executive officers. The members of Foamex International's Compensation Committee are: Messrs. John V. Tunney, who serves as Chairman, and Stuart J. Hershon.

       The Securities and Exchange Commission requires issuers to disclose the existence of any relationship where an executive officer of the registrant serves (i) on the compensation committee of another entity, one of whose executive officers served on the compensation committee of the registrant, (ii) as a director of another entity, one of whose executive officers served on the compensation committee of the registrant, and (iii) on the compensation committee of another entity, one of whose executive officers served as a director of the registrant. Foamex L.P. is not aware of any such relationships. Foamex International's Compensation Committee is comprised entirely of independent outside directors. No employee of Foamex L.P., Foamex International, or FMXI serves on Foamex International's Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table and the accompanying footnotes set forth, as of December 29, 1996, the beneficial ownership of the partnership interests of Foamex L.P. by (i) each person who is known to Foamex L.P. to own beneficially more than 5.0% of any class of Foamex L.P.'s partnership interests, (ii) each director of FMXI (the managing general partner of Foamex L.P.) and FCC, (iii) each executive officer listed in the summary compensation table and (iv) all officers and directors of Foamex L.P., FMXI, and FCC as a group. FCC is a wholly-owned subsidiary of Foamex L.P.

                                                          Partnership Interests Owned
Name and Address                                Type of              % of                % of
of Beneficial Owners                            Interest             Profits             Class
FMXI, Inc. (1)                                  General Partner       1.00                50.00
1000 Columbia Avenue
Linwood, Pennsylvania 19061

Trace Foam Company, Inc. (2)                    General Partner       1.00                50.00
375 Park Avenue, 11th Floor
New York, New York 10152

Foamex-JPS Automotive L.P. (1)                  Limited Partner      98.00               100.00
1000 Columbia Avenue
Linwood, Pennsylvania 19061

Marshall S. Cogan (2)                           General Partner       1.00                50.00
375 Park Avenue, 11th Floor
New York, New York 10152

All officers and directors as                   General Partner       1.00                50.00
a group (11 persons) (2), (3)

----------------------
(1) FMXI and Foamex-JPS Automotive, L.P. are each wholly-owned by Foamex International.

(2) Trace Foam is a wholly-owned subsidiary of Trace Holdings. Marshall S. Cogan, a director of FMXI, Foamex International, and Trace Foam, is the majority stockholder of Trace Holdings. Mr. Cogan disclaims beneficial ownership of the partnership interest owned by Trace Foam. The disclosure of Marshall S. Cogan's beneficial ownership does not include the beneficially owned partnership interests of Foamex International. Trace Holdings is the beneficial owner of 42.4% of the common stock of Foamex International.

(3) The disclosure of beneficial ownership of officers and directors does not include any beneficial ownership arising solely by virtue of such person's position with FMXI, Foamex-JPS Automotive L.P., or Foamex International.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Foamex L.P. regularly enters into transactions with its affiliates on terms it believes to be no less favorable to Foamex L.P. than those which Foamex L.P. could have obtained from unaffiliated third parties. Payments to affiliates by Foamex L.P. and its subsidiaries in connection with any such transactions are governed by the provisions of the indentures for Foamex L.P.'s public debt securities which generally provide that such transactions be on terms comparable to those generally available in equivalent transactions with third parties.

       Technology Sharing Arrangements

       In December 1992, Foamex L.P., Recticel, and Beamech Group Limited ("Beamech"), an unaffiliated third party, formed a Swiss corporation to develop new manufacturing technology for the production of polyurethane foam. Each of Foamex L.P., Recticel, and Beamech contributed or caused to be contributed to such corporation a combination of cash and technology valued at $1.5 million, $3.0 million and $1.5 million, respectively, for a 25%, 50% and 25% interest, respectively, in the corporation. Foamex L.P., Recticel, and other affiliates have been granted a royalty-free license to use certain technology and it is expected that the corporation will license use of such technology to other foam producers in exchange for royalty payments.

       Tax Sharing Agreement

       In 1992, Foamex L.P. and its partners entered into a tax sharing agreement, as amended (the "Tax Sharing Agreement"), pursuant to which Foamex L.P. agreed to make quarterly distributions to its partners which, in the aggregate, will equal the tax liability that Foamex L.P. would have paid if it had been a Delaware corporation filing separate tax returns rather than a Delaware partnership. In connection with Foamex International's initial public offering in 1993 and the attendant reallocation of partnership interests, the Foamex L.P. Tax Sharing Agreement was amended to provide that 99% of the payments will be made to Foamex International and its subsidiaries and 1% of the payments would be made to Trace Foam. In 1996, Foamex L.P. made payments of approximately $3.5 million pursuant to the terms of the Tax Sharing Agreement to Foamex International and its subsidiaries.

       Tax Distribution Advance Agreement

       On December 11, 1996, Foamex L.P. and FJPS entered into a Tax Distribution Advance Agreement pursuant to which FJPS has the right to obtain up to $17.0 million of advances against future distributions to the Tax Sharing Agreement. Any such advances will bear interest at a rate equal to the greater of 13.25% per annum or the yield to maturity of the FJPS Senior Secured Discount Debentures plus one hundred twenty-five basis points. All advances must be repaid by December 31, 1999, and FJPS is obligated to use 50.0% of any tax distribution to prepay the outstanding advances. As of December 29, 1996, there were no advances under the agreement.

       Management Services Agreement

       In 1992, Foamex L.P. and Trace Foam entered into a management services agreement pursuant to which Trace Foam provides Foamex L.P. with general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature for an annual fee of $1.75 million and reimbursement of expenses incurred. Management believes that the agreement is no less favorable to Foamex L.P. than that which Foamex L.P. could have obtained from unaffiliated third parties.

       Indemnification Regarding Environmental Matters

       Pursuant to an Asset Transfer Agreement between Foamex L.P. and RFC (the "RFC Asset Transfer Agreement"), Foamex L.P. is indemnified by RFC for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of the assets transferred pursuant to the RFC Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring before October 2, 1990 or occurring after October 2, 1990 to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to hazardous substances (as defined in the RFC Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or hazardous substance, whether on or off the premises from which the transferred business has been conducted or (iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by RFC for any liabilities arising under Environmental Laws (as defined in the RFC Asset Transfer Agreement) relating to current or former RFC assets and for any liability relating to products of the transferred business shipped on or prior to October 2, 1990. Foamex L.P. has agreed to assume certain known environmental liabilities relating to the assets transferred by RFC to Foamex L.P., with an estimated remediation cost of less than $0.5 million, in exchange for a cash payment by RFC to Foamex L.P. approximately equal to the remediation cost for such environmental liabilities.

       Pursuant to the Asset Transfer Agreement, dated as of October 2, 1990, as amended, between Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement"), Foamex L.P. is indemnified by Trace Holdings for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of the assets transferred pursuant to the Trace Holdings Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring after October 2, 1990, to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to Hazardous Substances (as defined in the Trace Holdings Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or Hazardous Substance, whether on or off the premises from which the transferred business has been conducted or (iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by Trace Holdings for any liabilities arising under Environmental Laws (as defined in the Trace Holdings Asset Transfer Agreement) relating to current or former Trace Holdings assets and for any liability relating to products of the transferred business shipped on or prior to October 2, 1990.

       Certain Transactions Relating to the Acquisition of Great Western

       In connection with the acquisition of Great Western in May 1993, Foamex L.P. entered into lease agreements dated May 1993, with John Rallis, individually, or an affiliate, relating to former Great Western manufacturing facilities. Aggregate lease payments in 1996 were $1.7 million. In connection therewith, Foamex L.P. has the option to purchase each of the properties at any time after April 2001 at a price equal to fair market value.

       Part of the aggregate consideration paid by Foamex L.P. for the assets of Great Western was in the form of a subordinated promissory note payable to Rallis in the principal amount of $7,014,864 that bears interest at a maximum rate of 6.0% per annum payable semiannually.

       FJPS Note

       On June 28, 1994, Foamex L.P. purchased an $87.9 million principal amount note due 2006 from its 98% limited partner FJPS for $35.3 million. The FJPS Note will not pay interest until July 2000. Instead, principal will accrete (from the initial purchase price of $35.3 million) on a daily basis and compound semiannually at the rate of 15.50% per annum through June 1996; 15.75% per annum thereafter through June 1997; and 16.00% per annum thereafter through June 2000. Interest will be due semiannually in cash at 16.00% per annum from July 2000 through the maturity date. In December 1996 in exchange for certain waivers and amendment of the FJPS Note, FJPS repaid $18.4 million of the FJPS Note and a waiver payment of $0.2 million using a portion of the proceeds from the sale of its partnership interest in JPS Automotive L.P. FJPS has the right to reborrow such amount, subject to limitations in the Foamex L.P. Credit Facility, solely for the purpose of funding a purchase price adjustment payment, if any, in connection with the JPS Automotive L.P. sale. The intercompany note has been classified in partners' equity (deficit) and the accreted principal of $16.3 million for the period from June 28, 1994 to December 29, 1996 has been included in the FJPS Note. The FJPS Note may be redeemed at the option of FJPS, in whole or in part, at any time at the redemption prices (expressed as percentages of the Accreted Value (as defined) if on or prior to July 1, 2000, and thereafter, expressed as percentages of the principal amount) initially equal to 108% for the twelve-month period commencing July 1, 1994 declining to 100% on or after July 1, 2005. If FJPS does not repay indebtedness with at least 85% of the net proceeds of any Equity Offering (as defined), the rate at which the FJPS Note accretes and the interest rate on the FJPS Note will increase.

       Foamex International Supply Agreement

       In June 1994, Foamex L.P. also entered into a supply agreement with Foamex International (the "Supply Agreement"). Pursuant to the terms of the Supply Agreement, at the option of Foamex L.P., Foamex International will purchase certain raw materials which are necessary for the manufacture of Foamex L.P.'s products, and resell such raw materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During 1996, Foamex L.P. purchased $129.7 million in raw materials under the Supply Agreement.

       Other Transactions

       Foamex L.P. made charitable contributions to the Trace International Holdings, Inc. Foundation (the "Foundation") in the amount of $0.2 million in 1996. The Foundation is a Delaware tax-exempt private foundation. Marshall S. Cogan, Chairman and Chief Executive Officer of Foamex International and Foamex L.P., is the sole director of the Foundation.

       In July 1996, Foamex L.P. and Trace Holdings agreed to extend the term of the $4.4 million principal amount promissory note of Trace Holdings dated July 8, 1995, payable to Foamex L.P., for an additional year and a new promissory note was executed. The note provides for interest of 9.5% and is due on demand, or if no demand is made, on July 7, 1997 and is included in partners' equity (deficit). Interest is due and payable quarterly.

       In December 1995, Foamex L.P. entered into a $2.0 million promissory note with Foamex International. The note bears interest at a rate per annum equal to six months LIBOR plus 4.0% and is payable semiannually in June and December. The note matures in December 1997. The note has been classified in the other component of partners' equity (deficit).

       During 1996, Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $1.4 million.

       Trace Holdings rents approximately 5,900 square feet of general, executive and administrative office space in New York, New York from Foamex L.P. on substantially the same terms as Foamex L.P. leases such space from a third party lessor. The lease commenced October 1, 1993 with the occupancy and rent payments commencing on October 1, 1994. The lease provides for an initial term of 11 years and expires on September 30, 2004. The lease provides for two optional five-year renewal periods at the fair market rental value of the property on the first day of such renewal term. The annual rental for the period October 1, 1994 through September 30, 2004 is approximately $0.7 million. Under the lease, Foamex L.P. is required to pay certain excess real estate taxes and operating expenses incurred by the lessor relating to the property for which it will be proportionally reimbursed by Trace Holdings. The rental terms were the result of arm-length negotiations between Foamex L.P. and the third party lessor. Trace Holdings will reimburse, through increased rent, Foamex L.P. for the cost of any leasehold improvements applicable to the space occupied for the benefit of Trace Holdings.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    Financial Statements and Schedules
     Foamex L.P. and Subsidiaries:
      Report of Independent Accountants                                                                         F-2
      Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995                                 F-3
      Consolidated Statements of Operations for the years ended 1996, 1995 and 1994                             F-5
      Consolidated Statements of Cash Flows for the years ended 1996, 1995 and 1994                             F-6
      Consolidated Statements of Partners' Equity (Deficit) for the years ended 1996, 1995 and 1994             F-7
      Notes to Consolidated Financial Statements                                                                F-8
     Foamex Capital Corporation:
      Report of Independent Accountants                                                                        F-30
      Balance Sheets as of December 29, 1996 and December 31, 1995                                             F-31
      Notes to Balance Sheets                                                                                  F-32
     General Felt Industries, Inc.:
      Report of Independent Accountants                                                                        F-33
      Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995                                F-34
      Consolidated Statements of Operations for the years ended 1996, 1995 and 1994                            F-36
      Consolidated Statements of Cash Flows for the years ended 1996, 1995 and 1994                            F-37
      Consolidated Statements of Stockholder's Equity for the years ended 1996, 1995 and 1994                  F-38
      Notes to Consolidated Financial Statements                                                               F-39
     Foamex International Inc. and Subsidiaries:
      Report of Independent Accountants                                                                        F-51
      Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995                                F-52
      Consolidated Statements of Operations for the years ended 1996, 1995 and 1994                            F-54
      Consolidated Statements of Cash Flows for the years ended 1996, 1995 and 1994                            F-55
      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended 1996, 1995 and 1994        F-56
      Notes to Consolidated Financial Statements                                                               F-57
     Foamex L.P. and Subsidiaries Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts                                                           S-2

   (b)    Reports on Form 8-K

          None

   (c)    Exhibits

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
                 GFI Acquisition Corp.

3.11(c) - Certificate of Amendment to the Certificate of Incorporation of General Felt.
4.1(b) - Indenture, dated as of June 3, 1993, among Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank, National Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior Secured Notes due 2000, including form of Senior Secured Note.
4.2(a) - First Supplemental Indenture, dated as of November 18, 1993, among Foamex International and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3(a) - Second Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3.1(s) - Third Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and FCC, as Issuers, Foamex International, as parent guarantor, General Felt, as guarantor, Perfect Fit, as withdrawing guarantor, and Fleet National Bank ("Fleet"), as trustee relating to the Senior Secured Notes.
4.4(b) - Company Pledge Agreement, dated as of June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.5(b) - Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.6(b) - Subsidiary Pledge Agreement, dated as of June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b) - Company Security Agreement, dated as of June 3, 1993, by Foamex L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(b) - Subsidiary Security Agreement, dated as of June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.9(b) - Collateral Assignment of Patents and Trademarks, dated as of June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b) - Collateral Assignment of Patents and Trademarks, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b) - Collateral Assignment of Patents and Trademarks, dated as of June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(c) - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due 2002, including form of Senior Note.
4.13(d) - First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank Connecticut, National Association (formerly The Connecticut National Bank ("Shawmut Connecticut")), as trustee, relating to the Senior Notes.
4.14(a) - Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.15(a) - Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.16(m) - Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, Foamex International as Parent Guarantor, General Felt and Perfect Fit as Guarantors and Shawmut Connecticut, as Trustee, relating to the Senior Notes.
4.17(t) - Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and FCC as guarantors, Perfect Fit as withdrawing guarantor, and Fleet, as trustee relating to the Senior Notes.
4.18(c) - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and Shawmut, as trustee, relating to $126,000,000 principal amount of 117/8% Senior Subordinated Debentures due 2004, including form of Senior Subordinated Debenture.

4.19(d) - First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.20(a) - Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(b) - Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.22(t) - Fourth Supplemental Indenture, dated as of August 1, 1996, among Foamex L.P. and FCC, as Issuers, Foamex International, as Parent Guarantor, General Felt, as Guarantor, Perfect Fit, as withdrawing guarantor, and Fleet, as Trustee, relating to the Senior Subordinated Debentures.
4.23(i) - Indenture, dated as of June 28, 1994, among FJPS and FJCC, as Issuers, Foamex International, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior Secured Discount Debentures due 2004, including form of Senior Secured Discount Debenture.
4.24(m)       - Pledge  Agreement,  dated as of June 28,  1994,  made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior Secured Discount Debentures.
4.25(i) - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.26 - Consent, Waiver and Amendment Agreement, dated December 11, 1996, between FJPS and Foamex L.P.
4.27(t) - Commitment letter, dated July 9, 1996, from The Bank of Nova Scotia to Foamex Canada Inc.
4.28(t) - Third Amended and Restated Credit Agreement, dated as of July 30, 1996, among Foamex L.P., General Felt, Trace Foam Company, Inc. ("Trace Foam"), FMXI, Inc. ("FMXI"), Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Credit Agreement").
4.29(t) - First Amendment to Third Amended and Restated Credit Agreement, dated September 30, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the
              institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.
4.30 - Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scoria, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.
4.31(a) - Guaranties, dated November 18, 1993, executed by each of Foamex L.P., General Felt and Perfect Fit, as guarantor, respectively, in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the Credit Agreement.
4.32(a) - Guaranty, dated November 18, 1993, executed by FCC in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt and Perfect Fit under the Credit Agreement.
4.33(i) - Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.34(q) - First Amendment to Amended and Restated Guaranty, dated June 30, 1995, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.35(q) - Second Amendment to Amended and Restated Guaranty, dated February 27, 1996, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

4.36(t) - Third Amendment to Amended and Restated Guaranty, dated November 27, 1996, executed by Foamex International in favor of Citibank, N.A. as Collateral Agent, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.37(a) - Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit and FCC, respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.38(i) - Amendatory Agreement, dated as of June 28, 1994, among Foamex L.P., General Felt, Perfect Fit, FCC and Citibank, N.A., as collateral agent under the Credit Agreement.
4.39(s) - Amendatory Agreement, dated as of July 30, 1996, among Foamex L.P., General Felt, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.
4.40(a) - Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit Agreement and Shawmut, as trustee under the Foamex L.P. Senior Secured Note Indenture.
4.41(a) - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").
4.42(a) - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and Marely s.a. ("Marely").
4.43(a) - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding, Inc. ("DLJ Funding").
4.44(s) - Promissory Note, dated July 7, 1996, in the aggregate principal amount of $4,372,516, executed by Trace Holdings to Foamex L.P.
10.1 - Revised Confirmation Letter Agreements, dated as of January 7, 1997, by and between Foamex L.P. and Citibank, N.A.
10.2 - Assignment Agreement, dated as of December 16, 1996, among Foamex L.P., FCC and Solomon Holdings, Inc. ("Solomon Holdings").
10.3(d) - Reimbursement Agreement, dated as of March 23, 1993, between Trace Holdings and General Felt.
10.4(d) - Shareholder Agreement, dated December 31, 1992, among Recticel, s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell and Prefoam AG relating to foam technology sharing arrangement.
10.5(e) - Asset Transfer Agreement, dated as of October 2, 1990, between Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.6(e) - First Amendment, dated as of December 19, 1991, to the Trace Holdings Asset Transfer Agreement.
10.7(e) - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.8(e) - Asset Transfer Agreement, dated as of October 2, 1990, between RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.9(e) - First Amendment, dated as of December 19, 1991, to the RFC Asset Transfer Agreement.
10.10(e) - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03 Protocol").
10.11(d) - The 5.03 Protocol Assumption Agreement, dated as of October 13, 1992, between RFC and Foamex L.P.
10.12(d) - Letter Agreement between Trace Holdings and Recticel regarding the Recticel guaranty, dated as of July 22, 1992.
10.13(i) - Supply Agreement, dated June 28, 1994, between Foamex L.P. and Foamex International.
10.14(i) - First Amended and Restated Tax Sharing Agreement, dated as of December 14, 1993, among Foamex L.P., Trace Foam, FMXI and Foamex International.

10.15(i)      - Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and
              Foamex   International.
10.16         - Tax  Distribution  Advance  Agreement,  dated as of December 11,
              1996, by and between Foamex L.P. and FJPS.
10.17(d)      - Trace Foam  Management  Agreement  between Foamex L.P. and Trace
              Foam, dated as of October 13, 1992.
10.18(i)      - Affirmation  Agreement  re:  Management  Agreement,  dated as of
              December 14, 1993 between Foamex L.P. and Trace Foam.
10.19(e)(p)   - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.20(e)(p)   - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.21(e)(p)   -Equity Growth Participation Program.
10.22(j)(o)   -  General  Felt  Industries,  Inc.  Retirement  Savings  Plan for
              Salaried Employees, effective as of January 1, 1995.
10.23(e)(o)   -Foamex  L.P.  Salaried  Retirement  Plan  (formerly  known as the
              Foamex L.P. Products,  Inc. Salaried Employee Retirement Plan), as
              amended, effective July 1, 1984.
10.24(e)(p)   - Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.25(o)      - Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.26(a)(p)   - Foamex International's 1993 Stock Option Plan.
10.27(a)(p)   - Foamex International's Non-Employee Director Compensation Plan.
10.28(a)(p)   - Employment  Agreement,  dated as of May 6, 1993,  by and between
              Foamex L.P. and Rallis.
10.29(f)(p)   -  Employment  Agreement,  dated as of  February  1, 1994,  by and between Foamex L.P. and William H. Bundy.
10.30(p)      - Employment Agreement,  dated as of July 26, 1995, by and between
              Foamex L.P. and Salvatore J. Bonanno.
10.31(a)      - 1993 Recticel Master Agreement, dated as of November 4, 1993, by and among Trace Holdings,  Trace Foam, RFC, Foamex  International,
              Recticel s.a., MGM, FCD Sub and Foamex L.P.
10.32(a)      -  Exchange  Agreement,  dated as of  December  14,  1993,  by and between Foamex International and RFC.
10.33(a)      - Withdrawal  Agreement,  dated as of December  14,  1993,  by and between Foamex L.P. and RFC.
10.34(a)      - 1993  Agreement of Terms,  dated as of November 4, 1993,  by and
              among  Trace   Holdings,   Trace   Foam,   Foamex   L.P.,   Foamex
              International and GBNY.
10.35(a)      - 1993 Marely Master  Agreement,  dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, Foamex
              L.P. and Marely.
10.36(a)      -  Exchange  Agreement,  dated as of  December  14,  1993,  by and between Foamex International and Marely.
10.37(a)      - Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex International and Marely.
10.38(a)      - Redemption  and Withdrawal  Agreement,  dated as of December 14,
              1993, by and between Foamex L.P. and Marely.
10.39(a)      - 1993 DLJ Master Agreement,  dated as of November 4, 1993, by and among  Foamex  International,  Trace  Holdings,  Trace  Foam,  DLJ
              Funding and Foamex L.P.
10.40(a)      -  Exchange  Agreement,  dated as of  December  14,  1993,  by and between Foamex International and DLJ Funding.
10.41(a)      - Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.42(a)      - Redemption  and Withdrawal  Agreement,  dated as of December 14,
              1993, by and between Foamex L.P. and DLJ Funding.

10.43(a)      - 1993 Rallis Master  Agreement,  dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, Rallis
              and Foamex L.P.
10.44(a)      -  Exchange  Agreement,  dated as of  December  14,  1993,  by and between Foamex International and Rallis.
10.45(a)      - Partial Redemption Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Rallis.
10.46(c)      - Exchange  Agreement  Regarding  Admission of Limited Partner and
              Put  Option,  dated  as of  May 1,  1993,  among  Rallis,  Pegasus
              Properties, Foamex L.P. and Trace Holdings.
10.47(a)      - Amended and Restated Put Option Agreement,  dated as of December
              14, 1993, by and between Trace Holdings and Rallis.
10.48(a)      -  Exchange  Agreement,  dated as of  December  14,  1993,  by and between Foamex International and Trace Holdings.
10.49(a)      - Redemption  and Withdrawal  Agreement,  dated as of December 14,
              1993, by and between Foamex L.P. and Trace Holdings.
10.50(a)      -  Exchange  Agreement,  dated as of  December  14,  1993,  by and between Foamex International and Trace Foam.
10.51(a)      - Withdrawal  Agreement,  dated as of December  14,  1993,  by and between Foamex L.P. and Trace Foam.
10.52(a)      -  Exchange  Agreement,  dated as of  December  14,  1993,  by and between Foamex International and FCD Sub.
10.53(a)      - Redemption  and Withdrawal  Agreement,  dated as of December 14,
              1993, by and between Foamex L.P. and FCD Sub.
10.54(a)      - Release and  Termination  Agreement,  dated as of  December  14,
              1993, by and among Trace Holdings,  Trace Foam,  Foamex L.P., RFC,
              Marely,   DLJ,  MGM,  FCD  Sub,  Recticel  s.a.,  SGB,  GBNY,  and
              Wilmington Trust Company.
10.55(f)      - Stock Purchase Agreement,  dated as of December 23, 1993, by and
              between   Transformacion  de  Espumas  y  Fieltros,   S.  A.,  the
              stockholders which are parties thereto, and Foamex L.P.
10.56(r)      - Agreement and Plan of Merger,  as amended,  dated as of June 11,
              1996, by and among PFI Subsidiary,  Inc., PFI  Acquisition  Corp.,
              Jody B. Vitale, Perfect Fit, General Felt, and Foamex L.P.
21            - Subsidiaries of the Registrant.

_________

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

(g)           Incorporated   herein  by   reference   to  the   Exhibit  to  JPS
              Automotive's Registration Statement on Form S-1, Registration No. 33-75510.

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

(p) A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(q) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1995.

(r) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex L.P. dated June 11, 1996.

(s) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended June 30, 1996.

(t) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 30, 1996.

              Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(d)           Schedules

              The schedules listed in the accompanying Index to Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April, 1997

                                             FOAMEX L.P.

                                             By:  FMXI, Inc.
                                                  General Partner


                                             By: /s/ Marshall S. Cogan
                                                 Marshall S. Cogan
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                             FOAMEX CAPITAL CORPORATION

                                             By: /s/ Marshall S. Cogan
                                                 Marshall S. Cogan
                                                 Chairman of the Board and
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signatures                          Title                              Date

/s/ Marshall S. Cogan         Chairman of the Board, Chief         April 7, 1997
-------------------------     Executive Officer and Director
Marshall S. Cogan             of FMXI and Chairman of the
                              Board, President and Director
                              of FCC


/s/ Robert J. Hay             Chairman Emeritus and Director       April 7, 1997
-------------------------     of FMXI
Robert J. Hay




/s/ Salvatore J. Bonanno      President (Principal Executive       April 7, 1997
-------------------------     Officer) of Foamex L.P.
Salvatore J. Bonanno

/s/ Kenneth R. Fuette         Senior Vice President of Finance     April 7, 1997
-------------------------     (Chief Financial Officer and Chief
Kenneth R. Fuette             Accounting Officer) of Foamex L.P.
                              and FMXI and Treasurer, Chief
                              Financial Officer and Chief Accounting
                              Officer of FCC


/s/ William H. Bundy          Senior Vice President of Foamex      April 7, 1997
-------------------------     L.P. and Senior Vice President
William H. Bundy of FMXI      and Director


/s/ John Rallis               President, Chief Operating Officer   April 7, 1997
-------------------------     and Director of FMXI
John Rallis


/s/ Andrea Farace             Director of FCC                      April 7, 1997
-------------------------
Andrea Farace


/s/ Frederick Marcus          Director of FCC                      April 7, 1997
-------------------------
Frederick Marcus


/s/ Robert H. Nelson          Director of FCC                      April 7, 1997
-------------------------
Robert H. Nelson


/s/ Barry Zimmerman           Director of FCC                      April 7, 1997
-------------------------
Barry Zimmerman

                          FOAMEX L.P. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


Financial Statements of Registrants:
Foamex L.P.:
   Report of Independent Accountants                                                                            F-2
   Consolidated Balance Sheets as of December 29, 1996  and December 31, 1995                                   F-3
   Consolidated Statements of Operations for the years ended 1996, 1995, and 1994                               F-5
   Consolidated Statements of Cash Flows for the years ended 1996, 1995 and 1994                                F-6
   Consolidated Statements of Partners' Equity (Deficit) for the years ended 1996, 1995, and 1994               F-7
   Notes to Consolidated Financial Statements                                                                   F-8

Foamex Capital Corporation:
   Report of Independent Accountants                                                                           F-30
   Balance Sheets as of December 29, 1996 and December 31, 1995                                                F-31
   Notes to Balance Sheets                                                                                     F-32

Financial Statements of Guarantors:
General Felt Industries, Inc.
   Report of Independent Accountants                                                                           F-33
   Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995                                   F-34
   Consolidated Statements of Operations for the years ended 1996, 1995 and 1993                               F-36
   Consolidated Statements of Cash Flows for the years ended 1996, 1995 and 1994                               F-37
   Consolidated Statements of Stockholder's Equity for the years ended 1996, 1995 and 1994                     F-38
   Notes to Consolidated Financial Statements                                                                  F-39

Foamex International Inc.
   Report of Independent Accountants                                                                           F-51
   Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995                                   F-52
   Consolidated Statements of Operations for the years ended 1996, 1995 and 1994                               F-54
   Consolidated Statements of Cash Flows for the years ended 1996, 1995 and 1994                               F-55
   Consolidated Statements of Stockholders' Equity (Deficit) for the years ended 1996, 1995 and 1994           F-56
   Notes to Consolidated Financial Statements                                                                  F-57

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of Foamex L.P.:

We have audited the accompanying consolidated balance sheets of Foamex L.P. and subsidiaries ("Foamex L.P.") as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, cash flows and partners' equity (deficit) for each of the three years in the period ended December 29, 1996. Our audits also included the financial statement schedule as of and for each of the three years in the period ended December 29, 1996. These financial statements and financial statement schedule are the responsibility of Foamex
L.P.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foamex L.P. and subsidiaries as of December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1997

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 29,       December 31,
ASSETS                                                            1996               1995
                                                                         (thousands)
         CURRENT ASSETS:
            Cash and cash equivalents                          $  20,968           $     638
            Restricted cash                                       12,143                  --
            Accounts receivable, net of allowance for
              doubtful accounts of $6,328 and $9,138             125,847             113,583
            Inventories                                          102,610              89,952
            Deferred income taxes                                  6,720                  --
            Due from related parties                               1,791               1,569
            Other current assets                                  18,841              19,784
                                                               ---------           ---------

                Total current assets                             288,920             225,526
                                                               ---------           ---------

         PROPERTY, PLANT AND EQUIPMENT:
            Land and land improvements                             9,674               4,632
            Buildings and leasehold improvements                  78,082              78,169
            Machinery, equipment and furnishings                 185,348             176,019
            Construction in progress                              20,784               7,985
                                                               ---------           ---------

                Total                                            293,888             266,805

            Less accumulated depreciation and
              amortization                                      (111,461)            (97,739)
                                                               ---------           ---------

              Property, plant and equipment, net                 182,427             169,066

            COST IN EXCESS OF ASSETS ACQUIRED, NET                83,991              91,165

            DEBT ISSUANCE COSTS, NET                              14,902              18,703

            NET ASSETS OF DISCONTINUED OPERATIONS                     --              85,073

            OTHER ASSETS                                          15,917              16,359
                                                               ---------           ---------

                TOTAL ASSETS                                   $ 586,157           $ 605,892
                                                               =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 December 29,          December 31,
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                          1996                  1995
                                                                            (thousands)
CURRENT LIABILITIES:
   Short-term borrowings                                          $   3,692           $   2,199
   Current portion of long-term debt - unrelated parties             13,735               8,511
   Accounts payable                                                  75,621              67,658
   Accounts payable to related parties                                8,803              11,731
   Accrued employee compensation                                      7,302               8,116
   Accrued interest                                                   8,871               9,591
   Accrued restructuring charges                                      6,300              15,882
   Other accrued liabilities                                         27,506              30,516
                                                                  ---------           ---------

     Total current liabilities                                      151,830             154,204

LONG-TERM DEBT - UNRELATED PARTIES                                  386,800             428,416

LONG-TERM DEBT - RELATED PARTIES                                      5,817               5,540

DEFERRED INCOME TAXES                                                 4,663               1,394

ACCRUED RESTRUCTURING CHARGES                                         4,043               3,773

OTHER LIABILITIES                                                    20,172              25,169
                                                                  ---------           ---------

     Total liabilities                                              573,325             618,496
                                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES                                            --                  --
                                                                  ---------           ---------

PARTNERS' EQUITY (DEFICIT)
   General partners                                                     632                 404
   Limited partners                                                  57,654              46,036
   Note receivable from partner                                     (33,180)            (44,444)
   Other                                                            (12,274)            (14,600)
                                                                  ---------           ---------

     Total partners' equity (deficit)                                12,832             (12,604)
                                                                  ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                  $ 586,157           $ 605,892
                                                                  =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended 1996, 1995 and 1994

                                                  December 29,     December 31,      January 1,
                                                     1996             1995              1995
                                                                  (thousands)
NET SALES                                          $ 926,351        $ 862,834        $ 833,660

COST OF GOODS SOLD                                   773,119          762,085          691,265
                                                   ---------        ---------        ---------

GROSS PROFIT                                         153,232          100,749          142,395

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                           56,778           63,466           57,059

RESTRUCTURING AND OTHER CHARGES (CREDITS)             (6,415)          39,249               --
                                                   ---------        ---------        ---------

INCOME (LOSS) FROM OPERATIONS                        102,869           (1,966)          85,336

INTEREST AND DEBT ISSUANCE EXPENSE                    43,211           44,550           41,532

OTHER INCOME (EXPENSE), NET                            1,705             (205)             732
                                                   ---------        ---------        ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                  61,363          (46,721)          44,536

PROVISION FOR INCOME TAXES                             7,702            1,405            6,525
                                                   ---------        ---------        ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS              53,661          (48,126)          38,011
                                                   ---------        ---------        ---------

DISCONTINUED OPERATIONS:

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                  (230)          (5,117)           1,230

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
   INCLUDING PROVISIONS FOR OPERATING
   LOSSES DURING THE PHASE-OUT PERIOD, NET
   OF INCOME TAXES                                   (41,820)              --               --
                                                   ---------        ---------        ---------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                               (42,050)          (5,117)           1,230
                                                   ---------        ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS               11,611          (53,243)          39,241

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                             (1,912)              --               --
                                                   ---------        ---------        ---------

NET INCOME (LOSS)                                  $   9,699        $ (53,243)       $  39,241
                                                   =========        =========        =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended 1996, 1995 and 1994

                                                               December 29,    December 31,     January 1,
                                                                   1996           1995             1995
OPERATING ACTIVITIES:                                                          (thousands)
   Net income (loss)                                             $  9,699        $(53,243)       $ 39,241
   Adjustments to reconcile  net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                 21,132          22,905          22,108
     Amortization of debt issuance costs and debt discount          2,919           2,729           2,116
     Net loss on disposal of discontinued operations               40,551              --              --
     Net (income) loss from discontinued operations                 1,499           5,117          (1,230)
     Asset writedowns and other charges (credits)                  (7,364)         16,677              --
     Extraordinary loss on early extinguishment of debt             1,217              --              --
     Provision for uncollectible accounts                             704           4,627             878
     Deferred income taxes                                          6,010             659           5,520
     Other, net                                                    (5,804)           (706)              6
     Changes in operating assets and liabilities, net of
       acquisitions and discontinued operations:
     Accounts receivable                                          (13,130)         (1,472)        (24,677)
     Inventories                                                  (13,078)         14,146         (21,790)
     Accounts payable and accounts payable related parties          5,035             823          28,491
     Accrued restructuring charges                                 (7,000)         16,834          (3,469)
     Other assets and liabilities                                  (5,724)          7,415           3,414
                                                                 --------        --------        --------

     Net cash provided by continuing operations                    36,666          36,511          50,608
     Net cash used for discontinued operations                       (486)         (9,175)           (323)
                                                                 --------        --------        --------
     Net cash provided by operating activities                     36,180          27,336          50,285
                                                                 --------        --------        --------

INVESTING ACTIVITIES:
   Capital expenditures                                           (23,344)        (19,348)        (21,201)
   Acquisitions, net of cash acquired                                (841)         (7,272)             --
   Proceeds from sale of discontinued operations                   42,650              --              --
   Purchase of note from related party                                 --          (2,000)             --
   Repayment of (purchase of) note from partner                    18,623              --         (35,300)
   Increase in restricted cash                                    (12,143)             --              --
   Capital expenditures for discontinued operations                  (919)         (4,429)         (6,565)
   Other investing activities                                      (1,276)          2,495          (1,412)
                                                                 --------        --------        --------

     Net cash provided by (used for) investing activities          22,750         (30,554)        (64,478)
                                                                 --------        --------        --------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings          1,493          (1,685)            537
   Net proceeds from (repayments of) revolving loans                   --          (3,000)          3,000
   Proceeds from long-term debt-unrelated parties                   1,500              --          40,000
   Repayments of long-term debt-unrelated parties                 (38,116)         (9,099)         (3,256)
   Distributions and redemptions to partners                       (3,487)         (2,379)         (3,257)
   Debt issuance costs                                                 --              --          (4,816)
   Other financing activities                                          10              --          (1,974)
                                                                 --------        --------        --------

     Net cash provided by (used for) financing activities         (38,600)        (16,163)         30,234
                                                                 --------        --------        --------

Net increase (decrease) in cash and cash equivalents               20,330         (19,381)         16,041

Cash and cash equivalents at beginning of period                      638          20,019           3,978
                                                                 --------        --------        --------

Cash and cash equivalents at end of period                       $ 20,968        $    638        $ 20,019
                                                                 ========        ========        ========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     For the Years Ended 1996, 1995 and 1994

                                                                                          Note
                                                         General         Limited       Receivable
                                                         Partners        Partners     from Partner         Other        Total
                                                                                      (thousands)
Balances at January 2, 1994                             $ 11,338        $ 45,199        $     --        $ (7,151)       $ 49,386
Net income                                                 1,377          37,864              --              --          39,241
Distributions                                               (117)         (4,487)             --              --          (4,604)
Note receivable from partner                                  --              --         (35,300)             --         (35,300)
Accretion of note receivable
   from partner                                               58           2,809          (2,867)             --              --
Transfer of partnership interests                        (11,208)         11,208              --              --              --
Contribution of Foamex Latin America, Inc.                    --           5,093              --            (453)          4,640
Additional pension liability                                  --              --              --             168             168
Foreign currency translation adjustment                       --              --              --            (983)           (983)
                                                        --------        --------        --------        --------        --------
Balances at January 1, 1995                                1,448          97,686         (38,167)         (8,419)         52,548

Net loss                                                  (1,044)        (52,199)             --              --         (53,243)
Distributions                                               (125)         (5,603)             --              --          (5,728)
Purchase of note receivable from
   Foamex International                                       --              --              --          (2,000)         (2,000)
Increase in note receivable from
   Trace Holdings                                             --              --              --          (1,373)         (1,373)
Accretion of note receivable from partner                    125           6,152          (6,277)             --              --
Additional pension liability                                  --              --              --          (3,290)         (3,290)
Foreign currency translation adjustment                       --              --              --             482             482
                                                        --------        --------        --------        --------        --------
Balances at December 31, 1995                                404          46,036         (44,444)        (14,600)        (12,604)

Net income                                                   184           9,515              --              --           9,699
Distributions                                               (104)         (5,108)             --              --          (5,212)
Accretion of note receivable from partner                    144           7,031          (7,175)             --              --
Repayment of note receivable from partner                     --              --          18,439              --          18,439
Repayment premium on note receivable from partner              4             180              --              --             184
Additional pension liability                                  --              --              --           2,372           2,372
Foreign currency translation adjustment                       --              --              --             (46)            (46)
                                                        --------        --------        --------        --------        --------
Balances at December 29, 1996                           $    632        $ 57,654        $(33,180)       $(12,274)       $ 12,832
                                                        ========        ========        ========        ========        ========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        ORGANIZATION AND BASIS OF PRESENTATION

          Foamex L.P., a Delaware limited partnership, is an indirect, majority-owned subsidiary of Foamex International Inc. ("Foamex International"). Foamex L.P. is a significant manufacturer and marketer of flexible polyurethane foam and foam products in North America. Foamex L.P.'s products include (i) foam for carpet cushion and other carpet products, (ii) cushioning foams for furniture, bedding, packaging and health care, (iii) foams for automotive trim and accessories and (iv) technical foams for filtration, consumer products and packaging.

          During 1996, Foamex L.P. sold Perfect Fit Industries, Inc. ("Perfect Fit") which comprised the home comfort products segment of Foamex L.P. The consolidated financial statements of Foamex L.P. have been restated for discontinued operations and includes a net loss of $41.8 million (net of $1.2 million income tax benefit) on the disposal of this business segment which includes provisions for operating losses during the phase-out period. (See Note 3 for further discussion). In addition, during April 1996 Foamex International contributed the foam products operations of Foamex Latin America, Inc. ("Foamex Mexico") to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities were under common control. Accordingly, all prior periods presented have been restated to reflect the results of operations and financial position of Foamex Mexico.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Consolidation

          The consolidated financial statements include the accounts of Foamex L.P. and all subsidiaries that Foamex L.P. directly or indirectly controls, either through majority ownership or otherwise, other than the home comfort products segment which is accounted for as discontinued operations. Intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

          The   consolidated   financial   statements  have  been  restated  for
discontinued operations. The accompanying notes present amounts related only to continuing operations.

          Fiscal Year

          Foamex L.P.'s fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1996, 1995 and 1994 were composed of fifty-two weeks and ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

          Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. (See Notes 4, 9, 10, 15, 16 and 17 and Cost in Excess of Net Assets Acquired below.)

          Cash and Cash Equivalents

          Foamex L.P. considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. On
December 29, 1996, cash and cash equivalents included $18.4 million of repurchase agreements collateralized by U.S. Government securities.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Restricted Cash

          As of December 29, 1996, Foamex L.P. had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit and is restricted by Foamex L.P.'s debt agreements. As of February 26, 1997, Foamex L.P. has used approximately $8.4 million of the restricted cash to repurchase approximately $8.0 million of outstanding indebtedness.

          Inventories

          Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

          Property, Plant and Equipment

          Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally twenty to thirty-five years and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for the years ended 1996, 1995 and 1994 was $17.9 million, $18.7 million and $16.8 million, respectively. For income tax purposes, Foamex L.P. uses accelerated depreciation methods.

          Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

          Debt Issuance Costs

          Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are being amortized over the term of the related debt using the interest method. Accumulated amortization as of December 29, 1996 and December 31, 1995 was approximately $7.5 million and $5.7 million, respectively.

          Cost in Excess of Net Assets Acquired

          The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over a forty year period. At each balance sheet date Foamex L.P. evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 29, 1996 and December 31, 1995 was approximately $11.6 million and $9.1 million, respectively.

          Environmental Matters

          Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

future  revenue  generation,   are  expensed.   Liabilities  are  recorded  when
environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

          Postretirement and Postemployment Benefits

          Foamex L.P. accrues postretirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. Also, Foamex L.P. accrues postemployment benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

          Foreign Currency Accounting

          The financial statements of foreign subsidiaries, except in countries treated as highly inflationary, have been translated into U.S. dollars by using the year end exchange rates for assets and liabilities and average exchange rates for the statements of operations. Currency translation adjustments are included in other partners' equity (deficit) until the entity is substantially sold or liquidated. For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year end exchange rates. These translation adjustments are reflected in the results of operations and are insignificant for all periods presented. Also, foreign currency transaction gains and losses are insignificant for all periods presented. The effect of foreign currency exchange rates on cash flows is not material.

          Interest Rate Swap Agreement

          The differential to be paid or received under an interest rate swap agreement is recognized as an adjustment to interest and debt issuance expense in the current period as interest rates change.

          Income Taxes

          Income taxes are accounted for under the liability method, in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

          Foamex L.P., as a limited partnership, is not subject to federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries which are subject to federal and state income taxes. The partners will provide for their respective shares of income or loss in their federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. was a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreements and indentures. (See Note 8).

          Reclassifications

          Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the current year's presentation.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.        DISCONTINUED OPERATIONS

          During 1996, Foamex L.P. finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of Foamex L.P.'s home comfort products segment. Actual and estimated transaction expenses related to the sale totaled approximately $1.5 million. Foamex L.P. has recorded a net loss on the sale of Perfect Fit of approximately $41.8 million, which includes the loss on disposal and a net loss of $1.3 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period. Interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds of the sale. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since future capital gain taxable income is not likely to be sufficient to recognize the deferred tax asset relating to the capital loss carryforward.

          Foamex L.P.'s financial statements have been restated to reflect the discontinuation of the home comfort products segment. A summary of the operating results for the discontinued operations is as follows:

                                                                       1996  (1)          1995           1994
                                                                                      (thousands)
Sales                                                                 $ 50,097        $ 98,464        $ 95,381
Gross profit                                                             8,065          14,946          18,200
Income (loss) from operations                                            1,123          (3,058)          4,170
Interest and debt issuance expense                                       2,384           4,699           3,671
Other expense                                                              348              --              --
Income (loss) from discontinued operations before income taxes          (1,609)         (7,757)            499
Provision (benefit) for income taxes                                    (1,379)         (2,640)           (731)
Income (loss) from discontinued operations, net of income taxes           (230)         (5,117)          1,230

(1) Foamex L.P.'s discontinued operations includes the operations of Perfect Fit through June 1996.

          Net assets of discontinued operations (excluding intercompany net assets) at December 31, 1995 were as follows:

                                                           1995
                                                        (thousands)
Current assets                                            $31,925
Property, plant and equipment, net                         21,672
Cost in excess of assets acquired, net                     40,333
Other assets                                                2,219
                                                          -------
   Total assets                                            96,149
                                                          -------

Current liabilities                                        11,076
                                                          -------
   Total liabilities                                       11,076
                                                          -------

Net assets                                                $85,073
                                                          =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       RESTRUCTURING AND OTHER CHARGES (CREDITS)

         In 1995, Foamex L.P. approved a restructuring plan (the "1995 restructuring plan") to consolidate thirteen foam production, fabrication or branch locations, to concentrate resources as a result of industry conditions and to better position itself to achieve its strategic growth objectives. Foamex L.P. recorded restructuring and other charges of $39.2 million which was comprised of $35.6 million associated with the consolidation of the foam production, fabrication or branch locations, $2.2 million associated with the completion of a 1993 restructuring plan and $1.4 million associated with merger and acquisition activities of Foamex L.P. The components of the $35.6 million restructuring charge include: $16.7 million for fixed asset writedowns (net of estimated sale proceeds), $15.1 million for plant closure and operating lease obligations and $3.8 million for personnel reductions. The $3.8 million cost for personnel reductions primarily represents severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel.

         In 1996, Foamex L.P. determined to continue to operate one of the facilities originally identified for closure in the 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, Foamex L.P. has approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, Foamex L.P. recorded a $6.4 million net restructuring credit which included a restructuring credit of $11.3 million associated with Foamex L.P.'s decision not to close the facility identified as part of the 1995 restructuring plan and $1.7 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of the two facilities during 1997 (the "1996 restructuring plan").

         Generally,   the  1995  restructuring  plan  has  been  implemented  as originally contemplated. The following table sets forth the components of Foamex L.P.'s restructuring and other charges:

                                                        Asset      Plant Closure   Personnel
                                           Total      Writedowns    and Leases     Reductions     Other
                                                                    (millions)
1995 restructuring charge                 $  39.2       $  16.7       $  15.1       $  3.8       $  3.6
Asset writeoff/writedowns                   (23.3)        (20.9)           --           --         (2.4)
Cash spending                                (0.4)           --          (0.3)        (0.1)          --
                                          -------       -------       -------       ------       ------

Balances at December 31, 1995                15.5          (4.2)         14.8          3.7          1.2
Cash spending                                (9.7)           --          (6.6)        (2.0)        (1.1)
Cash proceeds                                 1.0           1.0            --           --           --
1996 restructuring charge                     6.6           2.4           4.1          0.1           --
Restructuring credits                       (13.0)         (9.7)         (2.8)        (0.4)        (0.1)
Asset adjustment for restructuring
   credits                                    8.1           8.7          (0.6)          --           --
                                          -------       -------       -------       ------       ------

Balances at December 29, 1996             $   8.5       $  (1.8)      $   8.9       $  1.4       $   --
                                          =======       =======       =======       ======       ======

         As indicated in the table above, the accrued restructuring balance at December 29, 1996 will be used for payments relating to plant closure and leases including rundown costs at the facilities. The $1.8 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. Foamex L.P. expects to incur approximately $6.3 million of charges during 1997 with the remaining $4.0 million to be incurred through 2001. As of December 29, 1996, Foamex L.P. has terminated approximately 270 employees and notified approximately 40 employees in the manufacturing and administrative areas of their impending termination in connection with the 1996 and 1995 restructuring plans.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       ACQUISITIONS

         In April 1995, Foamex L.P. acquired certain assets and assumed certain liabilities of manufacturers of synthetic fabrics for the carpet and furniture industries for aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $3.9 million. The acquisition was accounted for as a purchase and the operations of the acquired company are included in the consolidated statements of operations and cash flows from the date of its acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years.

6.       INVENTORIES

         Inventories consists of:

                                       December 29, 1996   December 31, 1995
                                                    (thousands)
         Raw materials and supplies          $ 61,559          $ 49,963
         Work-in process                       13,453            14,451
         Finished goods                        27,598            25,538
                                             --------          --------

         Total                               $102,610          $ 89,952
                                             ========          ========

7.       SHORT-TERM BORROWINGS

         Short-term borrowings include borrowings outstanding under a line of credit facility for Foamex Canada Inc. ("Foamex Canada") bearing interest at the bank's prime rate (4.75% at December 29, 1996) plus 1/2%. The weighted average interest rates on Foamex Canada's short-term borrowings outstanding for 1996, 1995 and 1994 were 5.9%, 8.0% and 7.3%, respectively. Borrowings under Foamex Canada's credit facility are due on demand and are collateralized by accounts receivable, property and inventories of Foamex Canada having an approximate net carrying value of $17.1 million as of December 29, 1996. The unused amount under this line of credit totaled $0.7 million as of December 29, 1996.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT

         Long-term debt consists of:

                                                                    December 29, 1996  December 31, 1995
                                                                                 (thousands)
         Unrelated parties:
         9 1/2% Senior secured notes due 2000                             $106,793          $116,667
         11 1/4% Senior notes due 2002                                     141,400           150,000
         11 7/8% Senior subordinated debentures due 2004 (net of
             unamortized debt discount of $769 and $827)                   125,056           125,173
         11 7/8% Senior subordinated debentures due 2004,
             Series B                                                        7,000             7,000
         Industrial revenue bonds                                            7,000             7,000
         Foamex L.P. term loan (8.54% interest rate as of
             December 29, 1996)                                             11,000            30,000
         Other                                                               2,286             1,087
                                                                          --------          --------

             Total                                                         400,535           436,927

         Less current portion                                               13,735             8,511
                                                                          --------          --------

         Long-term debt--unrelated parties                                $386,800          $428,416
                                                                          ========          ========

         Related parties:
         Subordinated note payable (net of unamortized
             debt discount of $1,198 and $1,475)                          $  5,817          $  5,540
                                                                          ========          ========

         9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

         The Senior Secured Notes were issued on June 3, 1993 and bear interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes mature on June 1, 2000. The Senior Secured Notes are collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 1, 1998, initially at 101.583% of their principal amount, plus accrued interest, and declining to 100% on or after June 1, 1999. The Senior Secured Notes have been guaranteed, on a senior secured basis by General Felt Industries, Inc. ("General Felt") and on a senior unsecured basis by Foamex International. During 1996, Foamex L.P. repurchased $9.9 million of Senior Secured Notes with the net proceeds from the sale of Perfect Fit (see Note 11).

         11 1/4% Senior Notes due 2002 ("Senior Notes")

         The Senior Notes bear interest at the rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2000. In October 1994, Foamex L.P. provided certain real property as collateral for the Senior Notes, with a net book value of $37.8 million at December 29, 1996. The Senior Notes have been guaranteed, on a senior basis, by General Felt and Foamex International. During 1996, Foamex L.P. repurchased $8.6 million of Senior Notes with the net proceeds from the sale of Perfect Fit (see
Note 11).

         11 7/8% Senior Subordinated Debentures ("Subordinated Debentures")

         The Subordinated Debentures bear interest at the rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. The Subordinated Debentures have been guaranteed, on a senior subordinated basis, by General Felt and Foamex International. During 1996, Foamex L.P. repurchased $0.1 million of Subordinated Debentures with the net proceeds from the sale of Perfect Fit (see Note 11).

         11  7/8%   Senior   Subordinated   Debentures,   Series  B  ("Series  B
Debentures")

         The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures. The Series B Debentures have been guaranteed on a senior subordinated basis by General Felt.

         Industrial Revenue Bonds ("IRBs")

         Two bond issues in the principal amount of $1.0 million and $6.0 million, maturing in 2005 and 2013, respectively, are collateralized by certain properties which have an approximate net carrying value of $11.3 million at December 29, 1996 and letters of credit approximating $7.3 million. The IRBs bear interest at a variable rate with options available to Foamex L.P. to convert to a fixed rate. The interest rates on the IRBs were 4.85% and 4.0% at December 29, 1996 for the $6.0 million and $1.0 million bond issues, respectively. The interest rate on the $6.0 million bond issue varies weekly based on an interest rate that is indicative of current bidside yields on high quality short-term, tax-exempt obligations, or if such interest rate is not available, 70.0% of the interest rate for thirteen week United States Treasury Bills. The maximum interest rate for either of the IRBs is 15.0% per annum. At the time of a conversion to a fixed interest rate and upon appropriate notice, the IRBs are redeemable at the option of the bondholders.

         Term and Revolving Loans

         Foamex L.P. has a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provide for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which expires in June 1999. In 1994, Foamex L.P. and

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility; no further term loan borrowings are available thereunder. During 1996, Foamex L.P. and General Felt used $12.0 million of net proceeds from the Perfect Fit sale to repay term loan borrowings. Borrowings under the Foamex L.P. Credit Facility are collateralized by the accounts receivable of Foamex L.P. and General Felt. Pursuant to the terms of the Foamex L.P. Credit Facility, borrowed funds will bear interest at a floating rate equal to 1.0% per annum plus the highest of (i) the base rate of The Bank of Nova Scotia, as in effect from time to time, (ii) a rate that is, generally, 0.5% per annum plus a fluctuating rate generally equal to the rate on three month certificates of deposit, subject to certain adjustments, plus a fluctuating rate generally equal to the annual assessment rate paid by The Bank of Nova Scotia to the Federal Deposit Insurance Corporation or (iii) 0.5% per annum plus the federal funds rate in effect from time to time. At the option of Foamex L.P., portions of the outstanding loan under the Foamex L.P. Credit Facility will be convertible into Eurodollar rate loans bearing interest at a rate generally equal to 3.0% per annum above the average LIBOR rate of Citibank, N.A. and The Bank of Nova Scotia. As of December 29, 1996, there were approximately $11.7 million in letters of credit outstanding under the Foamex L.P. Credit Facility. As of December 29, 1996, there was unused availability of approximately $33.3 million under the Foamex L.P. Credit Facility.

         Subordinated Note Payable

         This note payable was issued to John Rallis ("Rallis"), the Chief Operating Officer of Foamex International, on May 6, 1993 by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets (collectively, "Great Western"). The note bears interest at a maximum rate of 6% per annum and the principal amount is payable in three equal annual installments beginning May 6, 1999.

         Other

         As of December 29, 1996, other debt is comprised primarily of capital lease obligations and borrowings by Foamex Mexico.

         Interest Rate Swap Agreements

         Foamex L.P. enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. does not hold or issue financial instruments for trading purposes. Foamex L.P. has an interest rate swap agreement, as amended, with a notional amount of $150.0 million through December 2001. Under the swap agreement, Foamex L.P. has made variable payments based on LIBOR through December 1996 and is obligated to make fixed payments at 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for fixed payments by the swap partner at 5.81% per annum through December 1996, and 6.50% per annum for the remainder of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate Foamex L.P. is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

         Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 2001. Under this swap agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.50% per annum and a floor of 4.75% per annum for the six months ended in June

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995, fixed payments at a rate of 5.81% per annum for the twelve months ended in December 1996 and is obligated to make fixed payments at a rate of 5.30% per annum for the twelve months in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996 and fixed payments at 6.50% per annum for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate Foamex L.P. is to pay for any period thereafter is equal to or less than 4.50% per annum. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $3.7 million, $1.4 million and $3.0 million for 1996, 1995 and 1994, respectively.

         Debt Restrictions and Covenants

         The indentures, credit agreement and other indebtedness agreements contain various covenants, including restrictions on payments of distributions by Foamex L.P. to its partners, the incurrence of additional indebtedness, the sale of assets, mergers and consolidations and transactions with affiliates. In addition, certain agreements contain a provision that, in the event of a defined change of control, the indebtedness must be repaid, in certain cases at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive is the maintenance of net worth and interest coverage ratios, as defined. Under the most restrictive of the distribution restrictions, approximately $0.7 million was available to be paid by Foamex L.P. to its partners at December 29, 1996.

         As of December 29, 1996, Foamex L.P. was in compliance with the covenants of the indentures, credit agreements and other indebtedness agreements and expects to be in compliance with these covenants for the foreseeable future.

         Future Obligations on Long-Term Debt

         Scheduled maturities of long-term debt are shown below:

         Year Ended                                          Long-Term Debt
                                                               (thousands)
         1997                                                   $ 13,490
         1998                                                      4,000
         1999                                                      5,338
         2000                                                    106,631
         2001                                                      2,339
         Thereafter                                              275,735
                                                                --------

         Total                                                   407,533

         Less unamortized discount                                 1,967
                                                                --------
         Total                                                  $405,566
                                                                ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LONG-TERM DEBT (continued)

         In addition, Foamex L.P. has approximately $0.8 million of total capital lease obligations that are payable in 1997 through 2000 in annual amounts of approximately $0.2 million.

9.       EMPLOYEE BENEFIT PLANS

         Defined Benefit Pension Plans

         Foamex L.P. maintains noncontributory defined benefit pension plans for salaried and certain hourly employees. The salaried plan provides benefits that are based principally on years of credited service and level of compensation. The hourly plans provide benefits that are based principally on stated amounts for each year of credited service.

         Net periodic pension cost included the following components:

                                                  1996             1995               1994
                                                               (thousands)
         Service cost                           $ 2,471           $ 2,087           $ 2,452
         Interest cost                            3,997             3,742             3,541
         Actual return on plan assets            (8,841)           (5,682)              624
         Net amortization and deferral            4,643             1,807            (4,649)
                                                -------           -------           -------
                 Total                          $ 2,270           $ 1,954           $ 1,968
                                                =======           =======           =======

         Foamex L.P.'s funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limita tions of the Internal Revenue Code of 1986, as amended (the "Code"). Plan investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents. During 1996, the discount rate was adjusted to 7.50%. The following table sets forth the funded status of Foamex L.P.'s underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 29, 1996 and December 31, 1995:

                                                                            December 29,        December 31,
                                                                                1996                1995
                                                                                     (thousands)
         Actuarial present value of accumulated benefit obligations:
         Vested benefits                                                      $ 55,336           $ 52,762
         Nonvested benefits                                                      2,137              1,916
                                                                              --------           --------

         Accumulated benefit obligations                                      $ 57,473           $ 54,678
                                                                              ========           ========

         Total projected benefit obligations                                  $ 58,775           $ 55,810
         Fair value of plan assets                                              53,734             44,441
                                                                              --------           --------

         Projected benefit obligations in excess
           of plan assets                                                       (5,041)           (11,369)

         Unrecognized net loss from past experience difference
           from that assumed and effect of changes in assumptions                1,099              6,394
         Additional minimum liability                                           (2,694)            (5,265)
                                                                              --------           --------
         Accrued pension cost                                                 $ (6,636)          $(10,240)
                                                                              ========           ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.        EMPLOYEE BENEFIT PLANS (continued)

          Significant assumptions used in determining the plans' funded status are as follows:

                                                                             December 29,    December 31,
                                                                                 1996            1995
         Expected long-term rates of return on plan assets                       9.50%          9.00%
         Discount rates on projected benefit obligations                         7.50%          7.25%
         Rates of increase in compensation levels (where applicable)             4.00%          4.00%

          Defined Contribution Plan

          Foamex L.P. maintains a defined contribution plan which is qualified under Section 401(k) of the Code and is available for eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. During 1996 and 1995, Foamex L.P. provided contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. Foamex L.P. also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in Foamex International common stock. In addition, Foamex L.P. may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. Prior to 1995, employer contributions were discretionary and provided a 50% match of employees' contributions up to 3% of eligible compensation. The expense for these contributions for 1996, 1995 and 1994 was approximately $0.8 million, $0.7 million and $0.4 million, respectively.

          Postretirement Benefits

          In addition to providing pension benefits, Foamex L.P. provides postretirement health care and life insurance for eligible employees. During 1996, certain employees accepted an early retirement program resulting in a special termination loss of $0.6 million. During 1995, changes were made to postretirement benefits offered to certain employees which resulted in a curtailment loss of $0.6 million. These plans are unfunded and Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

          The components of 1996, 1995 and 1994 expense for postretirement benefits are as follows:

                                                           1996             1995            1994
                                                                        (thousands)
         Service costs for benefits earned                 $  12           $  24           $ 172
         Interest cost on liability                           67              83             192
         Net amortization and deferral                       (53)            (13)            134
         Special termination/curtailment loss                576             619              --
                                                           -----           -----           -----

         Net periodic postretirement benefit cost          $ 602           $ 713           $ 498
                                                           =====           =====           =====

         The accumulated postretirement benefit obligation at December 29, 1996 and December 31, 1995 resulted in an unfunded obligation of $2.1 million and $1.6 million, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       EMPLOYEE BENEFIT PLANS (continued)

         A 9% and 10% annual rate of increase in the per capita costs of covered health care benefits was assumed for each of 1996 and 1995, respectively. This rate was assumed to gradually decrease to 5% by the year 2000. Increasing the weighted average assumed health care cost trend rates by one percentage point would have an insignificant impact on the accumulated postretirement benefit obligation and service and interest cost. The discount rate used was 7.50% and 7.25% as of December 29, 1996 and December 31, 1995, respectively.

         Postemployment Benefits

         Foamex L.P. provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 29, 1996 and December 31, 1995, Foamex L.P.'s liability for postemployment benefits was insignificant for each period.

         Other

         In December 1994, Foamex L.P. changed its method of compensating certain employees for vacation which increased income from operations by $4.3 million for 1994.

10.      INCOME TAXES

         Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                                   1996               1995               1994
                                                                                    (thousands)
         United States                                           $ 58,277          $(45,738)          $ 42,610
         Foreign                                                    3,086              (983)             1,926
                                                                 --------          --------           --------
         Income (loss) from continuing operations
            before provision (benefit) for income taxes          $ 61,363          $(46,721)          $ 44,536
                                                                 ========          ========           ========

         The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                               1996             1995              1994
                                                                             (thousands)
         Continuing operations                               $ 7,702           $ 1,405           $ 6,525
         Discontinued operations                              (2,606)           (2,640)             (731)
                                                             -------           -------           -------
             Total consolidated provision (benefit)
                for income taxes                             $ 5,096           $(1,235)          $ 5,794
                                                             =======           =======           =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES (continued)

         The  total  consolidated   provision  (benefit)  for  income  taxes  is
summarized as follows:

                                                               1996             1995              1994
                                                                            (thousands)
         Current:
             Federal                                         $   220          $    --           $    --
             State                                               686              266               172
             Foreign                                             786              480               833
                                                             -------          -------           -------

             Total current                                     1,692              746             1,005
                                                             -------          -------           -------

         Deferred:
             Federal                                           1,665           (1,424)            3,598
             State                                             1,248             (268)            1,212
             Foreign                                             491             (289)              (21)
                                                             -------          -------           -------

             Total deferred                                    3,404           (1,981)            4,789
                                                             -------          -------           -------

             Total consolidated provision (benefit)
                for income taxes                             $ 5,096          $(1,235)          $ 5,794
                                                             =======          =======           =======

         The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                                  December 29,        December 31,
                                                                      1996               1995
                                                                            (thousands)
         Deferred tax assets:
         Inventory basis differences                                $    415           $    861
         Employee benefit accruals                                       714                976
         Allowances and contingent liabilities                         2,548              2,427
         Restructuring and plant closing accruals                      3,632              7,644
         Other                                                           221                 77
         Net operating loss carryforwards                              5,154              8,975
         Capital loss carryforwards                                   14,193                 --
         Valuation allowance for deferred tax assets                 (15,988)           (13,473)
                                                                    --------           --------

         Deferred tax assets                                          10,889              7,487
                                                                    --------           --------

         Deferred tax liabilities:
         Basis difference in property, plant and equipment             7,644              8,507

         Other                                                         1,188                374
                                                                    --------           --------

         Deferred tax liabilities                                      8,832              8,881
                                                                    --------           --------

         Net deferred tax assets (liabilities)                      $  2,057           $ (1,394)
                                                                    ========           ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES (continued)

         Foamex L.P. has determined that taxable capital gains in the foreseeable future for a subsidiary that files a separate federal income tax return will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward of that subsidiary. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward and certain other deferred tax assets. During 1996, the valuation allowance for deferred tax assets increased by $2.5 million which included a $14.2 million increase for the capital loss carryforward, offset by $6.9 million decrease due to reversal of General Felt preacquisition temporary differences and $4.8 million for reversal of General Felt postacquisition temporary differences which is reflected in the consolidated statement of operations. The $6.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. As of December 29, 1996, approximately $1.8 million of deferred tax assets are related to preacquisition activities and if utilized will further reduce cost in excess of assets acquired. At December 29, 1996, General Felt has $14.7 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2003 to 2010 of which $7.0 million was acquired in 1993 and is subject to limitations. In addition, General Felt has $40.6 million of capital loss carryforwards that expire in 2001.

         A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                                  1996                1995              1994
                                                                                  (thousands)
         Statutory income taxes                                 $ 21,477           $(16,352)          $ 15,588
         State income taxes, net of federal                        1,288                266                900
         Permanent difference on partnership income              (11,714)            12,233            (11,009)
         Limitation on the utilization of tax benefits                --              4,929                 --
         Valuation allowance                                      (4,823)                --               (452)
         Cost in excess of assets acquired                           551                554                525
         Other                                                       923               (225)               973
                                                                --------           --------           --------

             Total                                              $  7,702           $  1,405           $  6,525
                                                                ========           ========           ========

11.      EXTRAORDINARY LOSS

         During 1996, Foamex L.P. used $31.3 million of the net proceeds from the sale of Perfect Fit to extinguish debt of $30.6 million and redemption premiums of $0.6 million. Foamex L.P. wrote off $1.2 million of debt issuance costs associated with the early extinguishment of debt and incurred transaction costs of $0.1 million. The early extinguishment of debt resulted in an extraordinary loss of $1.9 million.

12.      COMMITMENTS AND CONTINGENCIES

         Operating Leases

         Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      COMMITMENTS AND CONTINGENCIES (continued)

for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the 1996 and 1995 restructuring plans) required under operating leases at December 29, 1996 are:

                                                 Third Party      Related Party
                                                   Leases            Leases
                                                         (thousands)
         1997                                      $ 7,874           $ 1,767
         1998                                        6,164             1,823
         1999                                        4,866             1,823
         2000                                        3,812             1,823
         2001                                        2,883             2,265
         Thereafter                                  4,122             5,800
                                                   -------           -------

             Total                                 $29,721           $15,301
                                                   =======           =======

         Rental expense charged to operations under operating leases approximated $9.6 million, $10.1 million and $9.7 million for 1996, 1995 and 1994, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. In addition, Foamex L.P. incurred rental expense of approximately $1.7 million, $3.5 million and $3.9 million for 1996, 1995 and 1994, respectively, under leases with related parties.

13.      RELATED PARTY TRANSACTIONS AND BALANCES

         Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

         During April 1996, Foamex International contributed the foam products operations of Foamex Mexico to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities were under common control. Accordingly, all prior periods presented have been restated to reflect the results of operations and financial position of Foamex Mexico. The restatement of prior periods was insignificant to the consolidated financial statements.

         During 1996, Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $1.4 million.

         In December 1995, Foamex L.P. entered into a $2.0 million promissory note with Foamex International. The note bears interest at a rate per annum equal to six months LIBOR plus 4.0% and is payable semiannually in June and December. The note matures in December 1997. The note has been classified in the other component of partners' equity (deficit).

         On July 7, 1996, Trace International Holdings, Inc. ("Trace Holdings") issued to Foamex L.P. a promissory note for $4.4 million in principal amount plus accrued interest of $0.4 million, which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, July 7, 1997, and bears interest at 9.5%, payable quarterly in arrears commencing October 1, 1996. The promissory note is included in other partners' equity (deficit).

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      RELATED PARTY TRANSACTIONS AND BALANCES (continued)

         In connection with the acquisition of Great Western, Foamex L.P. issued a promissory note to Rallis (see Note 8) and entered into lease agreements (see
Note 12) with Rallis and an affiliate of Rallis, for the rental of former Great Western manufacturing facilities located in Orange, Ontario and Hayward, California and a warehouse facility in Tigard, Oregon. Foamex L.P. has the option to purchase each of these properties from Rallis or such affiliate.

         Foamex L.P. was party to a lease agreement for an airplane with Trace Aviation Corp. ("Trace Aviation"), a subsidiary of Trace Holdings. During 1995 and 1994, Foamex L.P. paid Trace Aviation $1.6 million and $2.7 million, respectively, pursuant to the lease agreement. The lease agreement also provided for the use of the airplane by Trace Holdings with remuneration to Foamex L.P. based on actual usage of the plane. During 1995 and 1994, Trace Holdings paid to Foamex L.P. $0.6 million and $0.5 million, respectively, pursuant to the agreement. During August 1995, Foamex Aviation Inc. ("Aviation"), a wholly-owned subsidiary of Foamex International, acquired the aircraft from Trace Holdings for $3.0 million in cash and the assumption of $11.7 million of related debt. In connection with the acquisition of the aircraft, the Foamex L.P. lease and other agreements were terminated.

         Foamex L.P. has a management service agreement with Trace Foam Company, Inc. ("Trace Foam"), a wholly-owned subsidiary of Trace Holdings, pursuant to which Trace Foam provides general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. for an annual fee of $1.75 million and reimbursement of expenses incurred. Trace Holdings rents approximately 5,900 square feet of general, executive, and administrative office space in New York, New York from Foamex L.P. on substantially the same terms as Foamex L.P. leases such space from a third party lessor.

         During 1995 and 1994, Foamex L.P. purchased approximately $2.5 million and $11.9 million, respectively, of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of Foamex International, under a minimum annual volume agreement which expired in June 1995.

         On June 28, 1994, Foamex L.P. purchased an $87.9 million principal amount note due 2006 from its 98% limited partner Foamex-JPS Automotive L.P. ("FJPS") for $35.3 million (the "FJPS Note"). The FJPS Note will not pay interest until July 2000. Instead, principal will accrete (from the initial purchase price of $35.3 million) on a daily basis and compound semiannually at the rate of 15.50% per annum through June 1996; 15.75% per annum thereafter through June 1997; and 16.00% per annum thereafter through June 2000. Interest will be due semiannually in cash at 16.00% per annum from July 2000 through the maturity date. In December 1996 in exchange for certain waivers and amendment of the FJPS Note, FJPS repaid $18.4 million of the FJPS Note and a waiver payment of $0.2 million using a portion of the proceeds from the sale of its partnership interest in JPS Automotive L.P. FJPS has the right to reborrow such amount, subject to limitations in the Foamex L.P. Credit Facility, solely for the purpose of funding a purchase price adjustment payment, if any, in connection with the JPS Automotive L.P. sale. The FJPS Note has been classified in partners' equity (deficit) and the accreted principal of $16.3 million for the period from June 28, 1994 to December 29, 1996 has been included in the FJPS Note. The FJPS Note may be redeemed at the option of FJPS, in whole or in part, at any time at the redemption prices (expressed as percentages of the Accreted Value (as defined) if on or prior to July 1, 2000, and thereafter, expressed as percentages of the principal amount) initially equal to 108% for the twelve-month period commencing July 1, 1994 declining to 100% on or after July 1, 2005. If FJPS does not repay the indebtedness with at least 85% of the net proceeds of any Equity Offering (as defined), the rate at which the FJPS Note accretes and the interest rate on the FJPS Note will increase.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      RELATED PARTY TRANSACTIONS AND BALANCES (continued)

         In June 1994, Foamex L.P. also entered into a supply agreement with Foamex International (the "Supply Agreement"). Pursuant to the terms of the Supply Agreement, at the option of Foamex L.P., Foamex International will purchase certain raw materials which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During 1996 and 1995, Foamex L.P. made $129.7 million and $105.1 million, respectively, of purchases relating to the Supply Agreement.

         As of December 29, 1996 and December 31, 1995, due to related parties amounted to $8.8 million and $11.7 million, respectively, and represents the net amounts payable to Foamex International and subsidiaries for purchases under the Supply Agreement and other matters.

         Foamex L.P. made charitable contributions to the Trace International Holding, Inc. Foundation of approximately $0.2 million in each of 1996, 1995 and 1994.

         On December 11, 1996, Foamex L.P. entered into a Tax Distribution Advance Agreement with FJPS, pursuant to which FJPS is entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. As of December 29, 1996, there were no advances under this agreement.

14.      PARTNERS' EQUITY (DEFICIT)

         Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through June 1994. In connection with a June 1994 amendment, the ownership of Foamex L.P. changed as follows: (i) FMXI, a wholly-owned subsidiary of Foamex International, bifurcated its 4% managing general partnership interest into a 1% managing general partnership interest and a 3% limited partnership interest and distributed the limited partnership interest to Foamex International, (ii) Foamex International contributed its 95% limited partnership interest and the 3% limited partnership interest received from FMXI to FJPS and withdrew as a partner of Foamex L.P. and (iii) FJPS was admitted as a partner of Foamex L.P. with a 98% limited partnership interest. The partners also consented to the pledge by FJPS of a 43.44% limited partnership interest in Foamex L.P. to secure the repayment of certain of FJPS's indebtedness incurred in connection with the acquisition of JPS Automotive L.P. by Foamex International. As of December 29, 1996 and December 31, 1995, the partnership interests of FMXI, Inc. ("FMXI"), Trace Foam, and FJPS were 1.0%, 1.0% and 98.0%, respectively.

         Cash distributions for 1996, 1995 and 1994 were paid (received) as follows:

                                        1996               1995             1994
                                                       (thousands)
         FMXI                          $   (35)          $    12          $    59
         Trace Foam                         45                --               29
         Foamex International               --                --              653
         FJPS                            3,477             2,367            2,516
                                       -------           -------          -------

             Total                     $ 3,487           $ 2,379          $ 3,257
                                       =======           =======          =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      PARTNERS' EQUITY (DEFICIT) (continued)

         Other

         The other component of partners' equity (deficit) consists of the following:

                                                 December 29,     December 31,      January 1,
                                                     1996             1995             1995
                                                                  (thousands)
Foreign currency translation adjustment            $ 3,494          $ 3,448          $ 3,930
Additional pension liability                         2,407            4,779            1,489
Note receivable from Trace Holdings                  4,373            4,373            3,000
Note receivable from Foamex International            2,000            2,000               --
                                                   -------          -------          -------

                                                   $12,274          $14,600          $ 8,419
                                                   =======          =======          =======

15.      ENVIRONMENTAL MATTERS

         Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1996, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of December 29, 1996, Foamex L.P. has environmental accruals of approximately $4.1 million for environmental matters. In addition, as of December 29, 1996 Foamex L.P. has net receivables of approximately $0.9 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

         The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride and TDI, principal raw materials used in the manufacturing of foam. Foamex L.P. completely eliminated the use of chlorofluorocarbons and methylchloroform by the end of 1995. The 1990 CAA Amendments also may result in the imposition of more stringent standards regulating air emissions from the use of these chemicals by polyurethane foam manufacturers, but these standards have not yet been promulgated.

         Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 29, 1996, Foamex L.P. has environmental accruals of approximately $3.2 million for the remaining potential remediation costs for these facilities based on engineering estimates.

         Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     ENVIRONMENTAL MATTERS (continued)

standards. Foamex L.P. has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued $0.4 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

         Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites, with an estimated total liability to Foamex L.P. for the thirteen sites of less than approximately $0.5 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

         Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

16.      LITIGATION

         As of February 26, 1997, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     LITIGATION (continued)

Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

17.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Interest Rate Swap Agreements

         Foamex L.P. has two interest rate swap agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 29, 1996, the total notional principal amount of these interest rate swap agreements was $300.0 million. The counterparty to these agreements is a large international financial institution. The interest rate swap agreements subject Foamex L.P. to financial risk that will vary during the life of these agreements in relation to market interest rates.

         Concentration of Credit Risk

         Financial instruments which potentially subject Foamex L.P. to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Foamex L.P. maintains cash and cash equivalents and certain other financial instruments with various large financial institutions. Foamex L.P.'s periodic evaluation of these financial institutions are considered in Foamex L.P.'s investment strategy.

         Foamex L.P. sells foam products to the automotive, carpet, cushioning and other industries. Foamex L.P. performs ongoing credit evaluations of its customers and generally does not require collateral. Foamex L.P. maintains allowance accounts for potential credit losses and such losses have been within management's expectations.

         Disclosure about Fair Value of Financial Instruments

         The following disclosures of the estimated fair value amounts have been determined based on Foamex L.P.'s assessment of available market information and appropriate valuation methodologies.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (continued)

         The estimated fair values of Foamex L.P.'s financial instruments as of December 29, 1996 are as follows:

                                         Carrying Amount        Fair Value
                                                      (thousands)

         Liabilities:
             Long-term debt               $    406,352          $427,862
                                          ============          ========

             Interest rate swaps          $         --          $  3,160
                                          ============          ========

         Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short-term nature of these instruments.

         The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows.

         The fair value of interest rate swaps are based on the amount at which Foamex L.P. would pay if the swaps were settled, as determined by estimates obtained from dealers.

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

18.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 1996             1995            1994
                                                              (thousands)

         Cash paid for interest                $43,378          $47,282          $42,734
                                               =======          =======          =======

         Cash paid for income taxes            $ 1,533          $   634          $ 1,757
                                               =======          =======          =======

         Noncash capital expenditures          $   165          $   378          $    --
                                               =======          =======          =======

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Foamex Capital Corporation
Wilmington, Delaware

We have audited the accompanying balance sheets of Foamex Capital Corporation ("FCC") (a wholly-owned subsidiary of Foamex L.P.) as of December 29, 1996 and December 31, 1995. These balance sheets are the responsibility of FCC's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of FCC at December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1997

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS

                                                        December 29,     December 31,
                                                           1996             1995

       CASH                                                $1,000          $1,000
                                                           ======          ======

       COMMITMENTS AND CONTINGENCIES                       $   --          $   --
                                                           ------          ------

       STOCKHOLDER'S EQUITY:
          Common stock, par value $.01 per share;
              1,000 shares authorized,
              issued and outstanding                           10              10
          Additional paid-in capital                          990             990
                                                           ------          ------
              Total Stockholder's Equity                   $1,000          $1,000
                                                           ======          ======

               The accompanying notes are an integral part of the
                                balance sheets.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS


1.     ORGANIZATION

       Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., was formed on July 20, 1992 and initially capitalized on July 23, 1992 for the purpose of obtaining financing from external sources.

2.     COMMITMENTS AND CONTINGENCIES

       FCC is a joint obligor on the following borrowings of Foamex L.P.:

       9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

       The Senior Secured Notes were issued on June 3, 1993 and bear interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes mature on June 1, 2000. The Senior Secured Notes are collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 1, 1998, initially at 101.583% of their principal amount, plus accrued interest, and declining to 100% on or after June 1, 1999. The Senior Secured Notes have been guaranteed, on a senior secured basis by General Felt and on a senior unsecured basis by Foamex International. During 1996, Foamex L.P. repurchased $9.9 million of Senior Secured Notes.

       11 1/4% Senior Notes due 2002 ("Senior Notes")

       The Senior Notes bear interest at the rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2000. In October 1994, Foamex L.P. provided certain real property as collateral for the Senior Notes, with a net book value of $37.8 million at December 29, 1996. The Senior Notes have been guaranteed, on a senior basis, by General Felt and Foamex International. During 1996, Foamex L.P.
repurchased $8.6 million of Senior Notes.

       11 7/8% Senior Subordinated Debentures ("Subordinated Debentures")

       The Subordinated Debentures bear interest at the rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. The Subordinated Debentures have been guaranteed, on a senior subordinated basis, by General Felt and Foamex International. During 1996, Foamex L.P. repurchased $0.1 million of Subordinated Debentures.

       11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

       The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures. The Series B Debentures have been guaranteed on a senior subordinated basis by General Felt.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholder of
General Felt Industries, Inc.

We have audited the accompanying consolidated balance sheets of General Felt Industries, Inc. and subsidiaries ("General Felt") as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of General Felt's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Felt as of December 29, 1996 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1997

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 29,        December 31,
ASSETS                                                           1996                 1995
                                                                        (thousands)
       CURRENT ASSETS:
          Cash                                                $     336           $     538
          Restricted cash                                        12,143                  --
          Accounts receivable, net of allowance for
              doubtful accounts of $4,453 and $5,986             44,973              35,532
          Inventories                                            25,314              18,485
          Deferred income taxes                                   6,342                  --
          Other current assets                                    3,093               3,574
                                                              ---------           ---------

              Total current assets                               92,201              58,129
                                                              ---------           ---------

       PROPERTY, PLANT AND EQUIPMENT:
          Land and land improvements                              3,491                 600
          Buildings and leasehold improvements                    5,896               5,579
          Machinery, equipment and furnishings                   29,354              23,426
          Construction in progress                                1,957                 803
                                                              ---------           ---------

              Total                                              40,698              30,408

          Less accumulated depreciation
              and amortization                                   (8,950)             (5,322)
                                                              ---------           ---------

              Property, plant and equipment, net                 31,748              25,086

       COST IN EXCESS OF ASSETS ACQUIRED, NET                    50,574              58,964

       NET ASSETS OF DISCONTINUED OPERATIONS                         --              11,689

       OTHER ASSETS                                               3,158               1,629
                                                              ---------           ---------

              TOTAL ASSETS                                    $ 177,681           $ 155,497
                                                              =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 29,       December 31,
LIABILITIES & STOCKHOLDER'S EQUITY                                          1996               1995
                                                                                  (thousands)
       CURRENT LIABILITIES:
          Current portion of long-term debt - unrelated parties          $      --           $   3,000
          Current portion of long-term debt - related party                 12,143                  --
          Accounts payable                                                  13,719              10,697
          Accounts payable to related party                                 17,987              13,000
          Accrued employee compensation                                      1,434               2,133
          Accrued restructuring charges                                      2,279               4,308
          Other accrued liabilities                                         14,210              10,780
                                                                         ---------           ---------

              Total current liabilities                                     61,772              43,918

       LONG-TERM DEBT - UNRELATED PARTIES                                       --               8,250

       LONG-TERM DEBT - RELATED PARTY                                        9,260              48,306

       DEFERRED INCOME TAXES                                                 3,273                  --

       ACCRUED RESTRUCTURING - NONCURRENT                                    2,308                  --

       OTHER LIABILITIES                                                     4,049               5,514
                                                                         ---------           ---------

              Total liabilities                                             80,662             105,988
                                                                         ---------           ---------

       COMMITMENTS AND CONTINGENCIES                                            --                  --
                                                                         ---------           ---------

       STOCKHOLDER'S EQUITY:
          Common stock, $.01 par value; authorized,
              issued and outstanding 1,000 shares                               --                  --
          Additional paid-in capital                                       143,965              69,194
          Retained earnings (accumulated deficit)                          (46,946)            (19,685)
                                                                         ---------           ---------
              Total stockholder's equity                                    97,019              49,509
                                                                         ---------           ---------

              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $ 177,681           $ 155,497
                                                                         =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the years ended 1996, 1995 and 1994

                                                        December 29,        December 31,        January 1,
                                                            1996               1995                1995
                                                                            (thousands)

       NET SALES                                         $ 302,648           $ 279,123           $ 290,577

       COST OF GOODS SOLD                                  263,316             252,591             251,120
                                                         ---------           ---------           ---------

       GROSS PROFIT                                         39,332              26,532              39,457

       SELLING, GENERAL AND
          ADMINISTRATIVE EXPENSES                           18,819              22,312              24,392

       RESTRUCTURING CHARGES (CREDITS)                      (5,460)             14,156                  --
                                                         ---------           ---------           ---------

       INCOME (LOSS) FROM OPERATIONS                        25,973              (9,936)             15,065

       INTEREST EXPENSE                                      2,179               1,164               1,178

       OTHER INCOME, NET                                     1,015                  52                  90
                                                         ---------           ---------           ---------

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS BEFORE PROVISION
          FOR INCOME TAXES                                  24,809             (11,048)             13,977

       PROVISION FOR INCOME TAXES                            6,344                 962               5,587
                                                         ---------           ---------           ---------

       INCOME (LOSS) FROM CONTINUING OPERATIONS             18,465             (12,010)              8,390
                                                         ---------           ---------           ---------

       DISCONTINUED OPERATIONS:

       OPERATING LOSS FROM DISCONTINUED
          OPERATIONS, NET OF INCOME TAXES                   (3,389)            (11,040)             (2,293)

       LOSS ON DISPOSAL OF DISCONTINUED
          OPERATIONS INCLUDING PROVISION FOR
          OPERATING LOSSES DURING THE PHASE-
          OUT PERIOD, NET OF INCOME TAXES                  (42,337)                 --                  --
                                                         ---------           ---------           ---------

       LOSS FROM DISCONTINUED OPERATIONS,
          NET OF INCOME TAXES                              (45,726)            (11,040)             (2,293)
                                                         ---------           ---------           ---------

       NET INCOME (LOSS)                                 $ (27,261)          $ (23,050)          $   6,097
                                                         =========           =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the years ended 1996, 1995 and 1994

                                                                     December 29,        December 31,         January 1,
                                                                          1996               1995                1995
                                                                                         (thousands)
       OPERATING ACTIVITIES:
       Net income (loss)                                                $(27,261)          $(23,050)          $  6,097
       Adjustments to reconcile net income (loss) to net
          cash provided by (used for) operating activities:
          Depreciation and amortization                                    4,564              4,476              4,054
          Net loss on disposal of discontinued operations                 40,551                 --                 --
          Net loss from discontinued operations                            5,175             11,040              2,293
          Asset writedowns and other charges (credits)                    (6,769)             8,505                 --
          Provision for uncollectible accounts                               967              2,992                607
          Deferred income taxes                                            5,519                962              5,541
          Changes in operating assets and liabilities,
              net of acquisitions and discontinued operations:
           Accounts receivable                                           (10,358)               721             (4,512)
           Inventories                                                    (6,829)               157                254
           Accounts payable and accounts payable to
              related party                                                8,009             (6,309)             6,039
           Accrued restructuring charges                                     280              3,424               (566)
           Other assets and liabilities                                   (1,813)            (2,328)            (7,961)
                                                                        --------           --------           --------

          Net cash provided by continued operations                       12,035                590             11,846
          Net cash used for discontinued operations                         (524)           (12,617)              (969)
                                                                        --------           --------           --------
          Net cash provided by (used for) operating activities            11,511            (12,027)            10,877
                                                                        --------           --------           --------

       INVESTING ACTIVITIES:
       Capital expenditures                                               (2,442)            (1,604)            (3,391)
       Proceeds from sale of subsidiary                                   42,650                 --                 --
       Acquisition, net of cash acquired                                      --             (7,272)                --
       Increase in restricted cash                                       (12,143)                --                 --
       Capital expenditures for discontinued operations                     (919)            (4,429)            (6,565)
       Other investing activities                                         (2,149)                10              1,016
                                                                        --------           --------           --------

          Net cash provided by (used for) investing activities            24,997            (13,295)            (8,940)
                                                                        --------           --------           --------

       FINANCING ACTIVITIES:
          Net proceeds from (repayments of) revolving loans                   --             (3,000)             3,000
          Net proceeds from (repayments of) Foamex L.P.
              notes payable                                              (26,903)            14,742            (26,734)
          Proceeds from long-term debt - unrelated party                      --                 --             15,000
          Payments on long-term debt - unrelated party                   (11,250)            (3,000)              (750)
          Net financing activities of discontinued operations              1,443             17,046              7,534
                                                                        --------           --------           --------

          Net cash (used for) provided by financing activities           (36,710)            25,788             (1,950)
                                                                        --------           --------           --------

       NET INCREASE (DECREASE) IN CASH                                      (202)               466                (13)

       CASH AT BEGINNING OF PERIOD                                           538                 72                 85
                                                                        --------           --------           --------

       CASH AT END OF PERIOD                                            $    336           $    538           $     72
                                                                        ========           ========           ========

         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                    Retained
                                                                               Additional           Earnings
                                                        Common Stock             Paid-In          (Accumulated
                                                     Shares      Amount          Capital            Deficit)
                                                                               (thousands)
       Balances at January 2, 1994                         1         --          $ 67,036          $ (2,732)

       Net income                                         --         --                --             6,097
                                                    --------     ------          --------          --------

       Balances at January 1, 1995                         1         --            67,036             3,365

       Assumption of pension liability
          by Foamex L.P.                                  --         --             2,158                --

       Net loss                                           --         --                --           (23,050)
                                                    --------     ------          --------          --------

       Balances at December 31, 1995                       1         --            69,194           (19,685)

       Net loss                                           --         --                --           (27,261)

       Contribution by Foamex L.P. of
          intercompany notes in connection
          with sale of Perfect Fit                        --         --            74,771                --
                                                    --------     ------          --------          --------

       Balances at December 29, 1996                       1         --          $143,965          $(46,946)
                                                    ========     ======          ========          ========


         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       General Felt Industries, Inc. and subsidiaries ("General Felt") is one of the largest distributors and manufacturers of carpet cushion in North America. In addition, Foamex Fibers, Inc. ("Foamex Fibers"), a wholly- owned subsidiary, manufactures various nonwoven textile fiber products used primarily for carpet padding and in the furniture industry.

       General Felt is a wholly-owned subsidiary of Foamex L.P. which in turn is a 99% owned subsidiary of Foamex International Inc. ("Foamex International").

       During 1996, General Felt sold Perfect Fit Industries, Inc. ("Perfect Fit") which comprised the home comfort products segment of General Felt. The consolidated financial statement of General Felt have been restated for discontinued operations and includes a net loss of $42.3 million, which includes the loss on disposal and a net loss of $1.8 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Consolidation

       The consolidated financial statements include the accounts of General Felt, other than the home comfort products segment, which is accounted for as discontinued operations. Intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

       The consolidated financial statements have been restated for discontinued operations. The accompanying notes present amounts related only to continuing operations.

       Fiscal Year

       General Felt's fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1996, 1995 and 1994 were composed of fifty-two weeks and ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

       Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. ( See Notes 4, 10, 11 and 14 and Cost in Excess of Net Assets Acquired below).

       Cash Management

       General Felt's cash management system operates such that checks processed by General Felt but not yet presented to the bank are not considered reductions of cash or accounts payable. Checks presented to the bank for payment are provided for by a draw on the revolving notes with Foamex L.P. Cash receipts are used to reduce the outstanding borrowings under the Foamex L.P. revolving notes. As of December 29, 1996 and December 31, 1995, $0.4 million and $0.4 million, respectively, of processed checks have not been presented to the bank and are included in accounts payable.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       Restricted Cash

       As of December 29, 1996, General Felt had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit and is restricted by Foamex L.P.'s debt agreements. This restricted cash will be used to reduce long-term debt - related party with Foamex L.P. during 1997; accordingly, a corresponding amount of long-term debt - related party has been classified as current in the accompanying consolidated balance sheets.

       Inventories

       Inventories are stated at the lower of cost or market. The cost of inventories is determined on a first-in, first-out basis.

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings and building improvements is generally ten to forty years and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense for the years ended 1996, 1995 and 1994 was $3.0 million, $2.8 million and $2.6 million, respectively. For income tax purposes, General Felt uses accelerated depreciation methods.

       Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During 1994, General Felt Inc. sold equipment with a net book value of approximately $1.0 million to a related party. There was no gain or loss on the sale.

       Cost in Excess of Net Assets Acquired

       The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for by the purchase method is amortized using the straight-line method over a forty year period. At each balance sheet date General Felt evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 29, 1996 and December 31, 1995 is approximately $5.9 million and $4.3 million, respectively.

       Environmental Matters

       Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       Income Taxes

       Income taxes are accounted for under the liability method in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

       Reclassifications

       Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the current year's presentation.

3.     DISCONTINUED OPERATIONS

       During 1996, General Felt finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products segment with an adjusted net book value of approximately $84.5 million after Foamex L.P. contributed Perfect Fit's intercompany notes receivable and accrued interest thereon with Foamex L.P. to General Felt. Actual and estimated transaction expenses related to the sale totaled approximately $1.5 million. General Felt has recorded a loss for discontinued operations of approximately $42.3 million, which includes the loss on disposal and a net loss of $1.8 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since General Felt has determined that capital gain taxable income is not likely to be sufficient to recognize the deferred tax asset relating to the capital loss carryforward.

       Summary operating results of General Felt's discontinued operations were as follows:

                                                                1996  (1)           1995                1994
                                                                                 (thousands)
Sales                                                           $ 50,097           $ 98,464           $ 95,381
Gross profit                                                       8,065             14,946             18,200
Income (loss) from operations                                      1,123             (3,058)             4,170
Interest and debt issuance expense                                 5,543             10,636             (7,194)
Other expense                                                        348                 --                 --
Loss from discontinued operations before income taxes             (4,768)           (13,694)            (3,024)
Provision (benefit) for income taxes                              (1,379)            (2,654)              (731)
                                                                --------           --------           --------
Loss from discontinued operations, net of income taxes          $ (3,389)          $(11,040)          $ (2,293)
                                                                ========           ========           ========

(1) General Felt's discontinued operations includes the operations of Perfect Fit through June 1996.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. DISCONTINUED OPERATIONS (continued)

   Net assets of General Felt's discontinued operations (excluding intercompany net assets) at December 31, 1995 is as follows:

                                                  1995
                                               (thousands)
Current assets                                  $31,925
Property, plant and equipment, net               21,672
Cost in excess of assets acquired, net           40,333
Other assets                                      2,219
                                                -------

   Total assets                                  96,149
                                                -------

Current liabilities                              11,076
Long-term debt due to Foamex L.P.                73,384
                                                -------

   Total liabilities                             84,460
                                                -------

   Net assets                                   $11,689
                                                =======

4.     RESTRUCTURING CHARGES

       In 1995, General Felt approved a restructuring plan (the "1995 restructuring plan") to consolidate two foam production, fabrication or branch locations to concentrate resources as a result of industry conditions and better position itself to achieve its strategic growth objectives. General Felt recorded restructuring charges of $14.2 million which was comprised of $13.1 million charge associated with the consolidation of the two foam production, fabrication or branch locations and a $1.1 million charge associated with the completion of a 1993 restructuring plan. The components of the $13.1 million restructuring charge include: $8.5 million for fixed asset writedowns (net of estimated sale proceeds), $3.8 million for plant closure and operating lease obligations and $0.8 million for personnel reductions. The $0.8 million cost for personnel reductions primarily represents severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel.

       In 1996, General Felt determined to continue to operate one of the facilities originally identified for closure in the 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, General Felt has approved a plan to close a facility that was not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan, General Felt recorded a $5.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with General Felt's decision not to close the facility identified as part of the 1995 restructuring plan offset by $5.8 million of restructuring charges relating to the closure of a facility during 1997 (the "1996 restructuring plan").

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING CHARGES (continued)

       Generally, the 1995 restructuring plan has been implemented as originally contemplated. The following table sets forth the components of General Felt's restructuring and other charges:

                                                         Asset    Plant Closure  Personnel
                                           Total       Writedowns   and Leases   Reductions     Other
                                                                       (millions)
1995 restructuring charge                  $  14.2       $  8.5       $  3.8       $  0.8       $  1.1
Asset writeoff/writedowns                    (11.3)        (9.9)        (0.3)          --         (1.1)
                                           -------       ------       ------       ------       ------

Balances at December 31, 1995                  2.9         (1.4)         3.5          0.8           --
Cash spending                                 (1.0)          --         (0.5)        (0.5)          --
1996 restructuring charge                      5.8          1.6          3.9          0.3           --
Restructuring credits                        (11.3)        (8.4)        (2.7)        (0.2)          --
Asset adjustments for restructuring
   credits                                     8.2          8.2           --           --           --
                                           -------       ------       ------       ------       ------
Balances at December 29, 1996              $   4.6       $   --       $  4.2       $  0.4       $   --
                                           =======       ======       ======       ======       ======

       As indicated in the table above, the accrued restructuring balance at December 29, 1996, will be used for plant closure and leases including rundown costs at the facilities. General Felt expects to incur approximately $2.3 million of charges during 1997 with the remaining $2.3 million to be incurred through 2001. General Felt has terminated or notified 61 employees in the manufacturing and administrative areas of their impending termination.

5.     ACQUISITIONS

       In April 1995, Foamex Fibers acquired certain assets and assumed certain liabilities of GS Industries, Inc. and Pontotoc Fibers, Inc., manufacturers of various nonwoven textile fiber products used primarily for carpet padding and in the furniture industry for aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $3.9 million. The acquisition was accounted for as a purchase and the operations of the acquired companies are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years.

6.     INVENTORIES

         Inventories consist of:

                                   December 29, 1996   December 31, 1995
                                                (thousands)

       Raw material and supplies          $12,795          $ 7,277
       Work in process                      1,120              917
       Finished goods                      11,399           10,291
                                          -------          -------
          Total                           $25,314          $18,485
                                          =======          =======

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT - RELATED PARTY

       General Felt has two revolving promissory notes with Foamex L.P. to borrow up to a maximum of $64.0 million. During 1996, General Felt used approximately $22.5 million of the net proceeds from the sale of Perfect Fit to reduce these promissory notes with Foamex L.P. The notes are due on demand, however, the remaining net proceeds of $12.1 million from the sale of Perfect Fit will be used to paydown the notes with Foamex L.P. during 1997 and is classified as a current liability in the accompanying balance sheets. Foamex L.P. has indicated that it does not intend to demand payment on the remaining balance of the notes during 1997. Accordingly, the balance of the notes of $9.3 million is classified as long-term in the accompanying balance sheets. Interest is payable quarterly at the prime rate (8.5% at December 31, 1995). General Felt's cash receipts reduce the outstanding balance and the cash requirements increase the outstanding balance on a daily basis.

8.     LONG-TERM DEBT - UNRELATED PARTY

       Long-term debt - unrelated parties consists of:

                                  December 31, 1995
                                    (thousands)

       Term loan                     $11,250
       Revolving loan                     --
                                     -------
                                      11,250
       Less current portion            3,000
                                     -------

          Total                      $ 8,250
                                     =======

       Term and Revolving Loans

       On June 28, 1994, Foamex L.P. and General Felt entered into an amended credit agreement (the "Foamex L.P. Credit Facility"). The Foamex L.P. Credit Facility provides for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in 20 equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which expires in June 1999. On June 28, 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility of which $15.0 million was borrowed by General Felt; no further term loan borrowings are available thereunder. Borrowings under the Foamex L.P. Credit Facility are collateralized by the accounts receivable of Foamex L.P. and General Felt During 1996, General Felt used $9.0 million of net proceeds from the sale of Perfect Fit to repay its outstanding term loan borrowings. Pursuant to the terms of the Foamex L.P. Credit Facility, borrowed funds will bear interest at a floating rate equal to 1.0% per annum plus the higher of (i) the base rate of The Bank of Nova Scotia, as in effect from time to time, (ii) a rate that is, generally, 0.5% per annum plus a fluctuating rate generally equal to the rate on three-month certificates of deposit, subject to certain adjustments, plus a fluctuating rate generally equal to the annual assessment rate paid by The Bank of Nova Scotia to the Federal Deposit Insurance Corporation or (iii) 0.5% per annum plus the federal funds rate in effect from time to time. At the option of either borrower, portions of outstanding loans under the Foamex L.P. Credit Facility will be convertible into Eurodollar rate loans bearing interest at a rate generally equal to 3.0% per annum above the average LIBOR rate of Citibank, N.A. and The Bank of Nova Scotia. As of December 29, 1996, no revolving credit borrowings were outstanding under the Foamex L.P. Credit Facility with unused availability of $33.3 million. In addition, there were $11.7 million in letters of credit outstanding under the Foamex L.P. Credit Facility.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     LONG-TERM DEBT - UNRELATED PARTY (continued)

       Debt Restrictions and Covenants

       The Foamex L.P. indentures, credit agreement and other indebtedness agreements contain various covenants, including restrictions on payments of distributions by Foamex L.P. to its partners, the incurrence of additional indebtedness, the sale of assets, mergers and consolidations and transactions with affiliates. In addition, certain agreements contain a provision that, in the event of a defined change of control, the indebtedness must be repaid, in certain cases at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive is the maintenance of net worth and interest coverage ratios, as defined. Under the most restrictive of the distribution restrictions, approximately $0.7 million was available to be paid by Foamex L.P. to its partners at December 29, 1996. Also, General Felt is required to maintain $41.0 million net worth, as defined.

       As of December 29, 1996, Foamex L.P. and General Felt were in compliance with the covenants of the Foamex L.P. Credit Facility and expects to be in compliance with the covenants for the foreseeable future.

9.     EMPLOYEE BENEFIT PLANS

       Prior to December 31, 1996, General Felt had noncontributory defined benefit pension plans (the "Plans") for eligible salaried employees (the "Salaried Plan") and certain hourly employees at the Trenton and Pico Rivera manufacturing facilities (the "Trenton Plan" and the "Pico Plan"). The Plans provided benefits based principally on years of credited service and the highest level of compensation earned during a specified period before retirement for the Salaried Plan and stated amounts for each year of credited service for the Trenton Plan and the Pico Plan. General Felt accounted for such pension plans pursuant to SFAS No. 87, "Employer's Accounting for Pensions".

       General Felt's funding policy was to make no less than the minimum annual contributions required based upon actuarial methods allowable by applicable governmental regulations. Effective January 1, 1995, General Felt merged the Salaried Plan and the Trenton Plan with the defined benefit salaried pension plan of Foamex L.P. During 1995, General Felt merged the Pico Plan with the defined benefit hourly pension plan of Foamex L.P. Consequently, the aggregate pension liability of approximately $2.2 million as of December 31, 1995 relating to these plans has been included in additional paid-in capital since Foamex L.P. has assumed all future obligations under the plans. General Felt will incur pension expense for future periods to the extent it provides funding to the plans. During 1996, General Felt funded approximately $0.1 million to the plans.

       Net periodic pension cost includes the following components:

                                               1994
                                            (thousands)
       Service cost-benefits earned
          during the period                   $   419
       Interest cost on projected
          benefit obligation                    1,077
       Actual return on plan assets                84
       Net amortization and deferral           (1,195)
                                              -------

       Net periodic pension cost              $   385
                                              =======

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     EMPLOYEE BENEFIT PLANS (continued)

       The assumptions used to determine net periodic pension cost and related pension obligations were as follows:

                                                                  1994

       Discount rate                                              8.25%
       Rate of increase in compensation levels                    4.00
       Expected long-term rate of return on assets                9.75

       In addition certain employees of General Felt are covered by union-sponsored collectively bargained, multi-employer pension plans. General Felt contributed and charged to expense $0.1 million related to these plans for each of the years 1996, 1995 and 1994.

       During 1995, General Felt merged its defined contribution plan with Foamex L.P. Foamex L.P. is the plan sponsor, however, General Felt incurs a contribution expense for its employees. The plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code") and covers eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. During 1995, General Felt provided contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. General Felt also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in Foamex International common stock. In addition, General Felt may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. Prior to 1995, contributions were provided only to employees' who were members of collective bargaining agreements. The expense for these contributions was $0.1 million for each of the years 1996 and 1995.

10.    INCOME TAXES

       The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                           1996              1995            1994
                                                                         (thousands)
         Continuing operations                            $ 6,344         $   962         $ 5,587
         Discontinued operations                           (2,558)         (2,654)           (731)
            Total consolidated provision (benefit)
               for income taxes                            $3,786         $(1,692)        $ 4,856

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    INCOME TAXES (continued)

       The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                             1996           1995            1994
                                         (thousands)
         Current:
            Federal        $   220            $--             $--
            State              605             --              46
                           -------        -------         -------
           Total               825             --              46
                           -------        -------         -------

         Deferred:
            Federal          1,666         (1,424)          3,598
            State            1,295           (268)          1,212
                           -------        -------         -------

              Total          2,961         (1,692)          4,810
                           -------        -------         -------

              Total        $ 3,786        $(1,692)        $ 4,856
                           =======        =======         =======

       The components of the temporary differences that give use to significant deferred tax assets and liabilities are:

                                                               December 29,      December 31,
                                                                   1996             1995
                                                                        (thousands)
         Deferred tax assets:
            Inventory basis differences                         $    415         $    861
            Employee benefit accruals                                714            1,004
            Allowances and contingent liabilities                  2,548            2,427
            Restructuring and plant closing accruals               3,632            7,498
            Other                                                    139               77
            Net operating loss carryforward                        5,154            8,975
            Capital loss carryforwards                            14,193               --
            Valuation allowance                                  (15,988)         (13,473)
                                                                --------         --------

            Deferred tax assets                                   10,807            7,369
                                                                --------         --------

         Deferred tax liabilities:
            Difference between book and tax depreciation           6,722            7,009
            Other                                                  1,016              360
                                                                --------         --------
               Deferred tax liabilities                            7,738            7,369
                                                                --------         --------

         Net deferred tax asset (liabilities)                   $  3,069         $     --
                                                                ========         ========

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    INCOME TAXES (continued)

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                           1996             1995            1994
                                                                        (thousands)
         Statutory income taxes                           $ 8,683         $(3,867)        $ 4,892
         State income taxes, net of federal                 1,235            (648)            839
         Limitation on utilization of tax benefits             --           4,929              --
         Amortization of excess cost                          517             554             525
         Valuation allowance                               (4,823)             --            (452)
         Other                                                732              (6)           (217)
                                                          -------         -------         -------

         Tax provision                                    $ 6,344         $   962         $ 5,587
                                                          =======         =======         =======

       General Felt. has determined that taxable capital gains in the foreseeable future will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward and certain other deferred tax assets. During 1996, the valuation allowance for deferred tax assets increased by $2.5 million which included a $14.2 million increase for the capital loss carryforward, offset by $6.9 million decrease due to reversal of preacquisition temporary differences and $4.8 million for reversal of postacquisition temporary differences which is reflected in the consolidated statement of operations. The $6.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. As of December 29, 1996, approximately $1.8 million of deferred tax assets are related to preacquisition activities and if utilized will further reduce cost in excess of assets acquired. At December 29, 1996, General Felt has $14.7 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2003 to 2010 of which $7.0 million was acquired in 1993 and is subject to limitations. In addition, General Felt has $40.6 million of capital loss carryforwards that expire in 2001.

11.  ENVIRONMENTAL MATTERS

       During 1996, expenditures in connection with General Felt's compliance with federal, state, and local environmental laws and regulations did not have a material adverse effect on General Felt's operations, financial position, capital expenditures or competitive position. As of December 29, 1996, General Felt has environmental accruals of approximately $1.5 million for environmental matters.

       General Felt has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at a facility located in Philadelphia. General Felt has begun remediation and is conducting further investigations into the extent of the contamination at this facility and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 29, 1996, General Felt has environmental accruals of approximately $1.2 million for the remaining potential remediation costs for these facilities based on engineering estimates.

       Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. General Felt has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. General Felt has accrued $0.3 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. General Felt believes that its USTs do not pose a significant risk of environmental liability because of General Felt's monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ENVIRONMENTAL MATTERS (continued)

         Although it is possible that new information or future developments could require General Felt to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on General Felt's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

12.  COMMITMENTS AND CONTINGENCIES

       Operating Leases

       General Felt is obligated, under various noncancellable lease agreements, for rental of facilities and machinery and equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and the lessors' operating expenses. Total minimum rental commitment (excluding commitments accrued as part of the 1996 and 1995 restructuring plans) required under operating leases at December 29, 1996 was:

       1997                                               $ 1,070
       1998                                                   809
       1999                                                   446
       2000                                                   367
       2001                                                   340
       Thereafter                                           1,061
                                                          -------

       Total minimum lease payments                       $ 4,093
                                                          =======

       Total rent expense for all operating leases for the years ended 1996, 1995 and 1994 were approximately $2.1 million, $2.8 million and $3.5 million, respectively.

       Guarantor

       General Felt has pledged their stock as collateral for certain debt of Foamex L.P. and is a co-guarantor of the borrowings outstanding under the Foamex L.P. Credit Facility and Foamex L.P. bond indentures, which as of December 29, 1996, had amounts outstanding of approximately $11.0 million and $380.2 million, respectively.

13.  RELATED PARTY TRANSACTIONS AND BALANCES

       General Felt purchased $154.0 million,  $141.2 million and $149.0 million
of  carpet  cushion  foam  from  Foamex  L.P.   during  1996,   1995  and  1994,
respectively.

       In connection with the consolidation of General Felt's administrative functions with those of Foamex L.P., General Felt paid approximately $1.4 million and $2.3 million to Foamex L.P. in 1996 and 1995, respectively, for direct costs incurred by Foamex L.P. on General Felt's behalf and for an allocation of shared services and facilities.

       During 1993, General Felt leased two facilities from limited partnerships in which certain directors and officers of related parties have an interest. The lessor under the first of these leases (the "East State Lease") is East State Associates. The lease related to a warehouse at General Felt's Trenton, New Jersey facility. In accordance with the terms of the lease, the lessor exercised its right to require General Felt to purchase the facility at the appraised fair market value of approximately $2.3 million. General Felt assigned the purchase contract for the property to an unaffiliated third party who purchased the property on March 28, 1994. General Felt no longer leases the facility. The lessor under the second lease (the "West State Lease") is West State Associates. The lease relates to General Felt's manufacturing facility in Pico Rivera, California. During 1994, General Felt purchased the facility in Pico Rivera, California from the lessor at the appraised fair market value of $3.4 million. Rental payments for these leases for the year ended January 1, 1995 were $0.3 million.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       Concentration of Credit Risk

       General Felt's financial instruments subject to credit risk are primarily trade accounts receivable. Accounts receivable are concentrated with large retail customers. General Felt performs ongoing credit evaluations of its customers financial conditions and, generally, requires no collateral. General Felt maintains allowance accounts for potential credit losses and such losses have been within management's expectations. Additionally, General Felt's ten largest customers accounted for approximately 30.8% and 32.6% of accounts receivable at December 29, 1996 and December 31, 1995, respectively.

       Disclosure about Fair Value of Financial Instruments

       The following disclosures of the estimated fair value amounts have been determined based on General Felt's assessment of available market information and appropriate valuation methodologies.

       Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short term borrowings approximates fair value due to the short term nature of these instruments.

       The carrying value of long-term debt approximates fair value based on the borrowing rate available to General Felt for bank loans with similar terms and maturities.

       Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Supplemental disclosures of cash flow information:

                                        1996            1995            1994
                                                     (thousands)

       Interest paid                   $4,434          $5,300          $3,609
                                       ======          ======          ======

       Income taxes paid, net          $  596          $  183          $  316
                                       ======          ======          ======

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Foamex International Inc.:

We have audited the accompanying consolidated balance sheets of Foamex International Inc. and subsidiaries (the "Company") as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1997

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     December 29,         December 31,
ASSETS                                                   1996                 1995
                                                                (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                          $  22,203           $   3,322
    Restricted cash                                       12,143                  --
    Accounts receivable, net of allowance for
      doubtful accounts of $6,328 and $9,138             126,573             113,716
    Inventories                                          102,610              89,952
    Deferred income taxes                                 21,765              12,625
    Due from related parties                               1,866               1,644
    Other current assets                                  19,944              25,033
                                                       ---------           ---------

            Total current assets                         307,104             246,292
                                                       ---------           ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                             9,674               4,632
    Buildings and leasehold improvements                  78,082              78,169
    Machinery, equipment and furnishings                 199,993             190,708
    Construction in progress                              20,784               7,985
                                                       ---------           ---------

            Total                                        308,533             281,494

    Less accumulated depreciation and
      amortization                                      (113,160)            (98,176)
                                                       ---------           ---------

      Property, plant and equipment, net                 195,373             183,318

COST IN EXCESS OF ASSETS ACQUIRED, NET                    82,471              89,605

DEBT ISSUANCE COSTS, NET                                  18,628              22,770

NET ASSETS OF DISCONTINUED OPERATIONS                         --             191,188

OTHER ASSETS                                              16,270              15,069
                                                       ---------           ---------

TOTAL ASSETS                                           $ 619,846           $ 748,242
                                                       =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 29,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               1996                 1995
                                                                           (thousands except share data)
CURRENT LIABILITIES:
    Short-term borrowings                                                 $   3,692           $   2,199
    Current portion of long-term debt - unrelated parties                    14,505               9,281
    Accounts payable                                                         84,930              80,624
    Accrued employee compensation                                             7,302               8,116
    Accrued interest                                                          9,012               9,694
    Accrued restructuring charges                                             6,300              16,287
    Other accrued liabilities                                                44,782              28,483
                                                                          ---------           ---------

      Total current liabilities                                             170,523             154,684

LONG-TERM DEBT - UNRELATED PARTIES                                          477,527             509,414

LONG-TERM DEBT - RELATED PARTIES                                              5,817               5,540

DEFERRED INCOME TAXES                                                         6,290              24,996

ACCRUED RESTRUCTURING CHARGES                                                 4,043               3,773

OTHER LIABILITIES                                                            13,749              20,452
                                                                          ---------           ---------

    Total liabilities                                                       677,949             718,859
                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES                                                    --                  --
                                                                          ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                  --                  --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 26,753,262 and 26,715,960 shares, respectively;
      Outstanding 25,198,862 and 25,786,260 shares, respectively                267                 267
    Additional paid-in capital                                               84,579              84,015
    Retained earnings (accumulated deficit)                                (120,174)            (37,039)
    Other                                                                    (9,312)            (10,693)
                                                                          ---------           ---------
                                                                            (44,640)             36,550
    Common Stock held in treasury, at cost:
      1,554,400 shares and 929,700, respectively                            (13,463)             (7,167)
                                                                          ---------           ---------

      Total stockholders' equity (deficit)                                  (58,103)             29,383
                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 619,846           $ 748,242
                                                                          =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years 1996, 1995, and 1994

                                                            1996                1995                1994
                                                              (thousands except per share amounts)
NET SALES                                                $ 926,351           $ 862,834           $ 833,660

COST OF GOODS SOLD                                         773,119             762,085             691,265
                                                         ---------           ---------           ---------

GROSS PROFIT                                               153,232             100,749             142,395

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                58,329              69,913              62,245

RESTRUCTURING AND OTHER CHARGES (CREDITS)                   (6,541)             41,417                  --
                                                         ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS                              101,444             (10,581)             80,150

INTEREST AND DEBT ISSUANCE EXPENSE                          53,900              52,878              45,131

OTHER INCOME, NET                                            1,617                 461               1,147
                                                         ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION (BENEFIT) FOR INCOME TAXES             49,161             (62,998)             36,166

PROVISION (BENEFIT) FOR INCOME TAXES                        16,669             (12,248)             13,955
                                                         ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    32,492             (50,750)             22,211
                                                         ---------           ---------           ---------

DISCONTINUED OPERATIONS:

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                       (584)             (2,370)              3,919

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
    INCLUDING PROVISIONS FOR OPERATING LOSSES
    DURING THE PHASE-OUT PERIOD, NET OF INCOME
    TAXES                                                 (113,896)                 --                  --
                                                         ---------           ---------           ---------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                   (114,480)             (2,370)              3,919
                                                         ---------           ---------           ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                    (81,988)            (53,120)             26,130

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT, NET OF INCOME TAXES                            (1,147)                 --                  --
                                                         ---------           ---------           ---------

NET INCOME (LOSS)                                        $ (83,135)          $ (53,120)          $  26,130
                                                         =========           =========           =========

EARNINGS (LOSS) PER SHARE:

CONTINUING OPERATIONS                                    $    1.27           $   (1.92)          $    0.83

DISCONTINUED OPERATIONS                                      (4.47)              (0.09)               0.15

EXTRAORDINARY LOSS                                           (0.05)               0.00                0.00
                                                         ---------           ---------           ---------

EARNINGS (LOSS) PER SHARE                                $   (3.25)          $   (2.01)          $    0.98
                                                         =========           =========           =========

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                   25,616              26,472              26,684
                                                         =========           =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years 1996, 1995, and 1994

                                                                         1996                1995               1994
                                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                 $ (83,135)          $ (53,120)          $  26,130
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                      22,353              23,302              22,108
     Amortization of debt issuance costs and debt discount              13,903              12,192               6,468
     Net loss on disposal of discontinued operations                   110,137                  --                  --
     Net loss (income) from discontinued operations                      4,343               2,370              (3,919)
     Asset writedowns and other charges (credits)                       (7,364)             16,677                  --
     Provision for uncollectible accounts                                  704               4,627                 878
     Deferred income taxes                                              14,903             (10,667)              9,914
     Other, net                                                         (3,642)                (72)                453
   Changes in operating assets and liabilities,
     net of acquisitions and discontinued operations:
     Accounts receivable                                               (13,723)             (1,604)            (24,677)
     Inventories                                                       (13,078)             14,146             (21,790)
     Accounts payable                                                    4,306              (2,726)             49,039
     Accrued restructuring charges                                      (7,405)             17,284              (3,469)
     Other assets and liabilities                                       (1,048)              3,048             (13,031)
                                                                     ---------           ---------           ---------

       Net cash provided by continuing operations                       41,254              25,457              48,104
       Net cash provided by discontinued operations                     16,491               4,133               6,471
                                                                     ---------           ---------           ---------
       Net cash provided by operating activities                        57,745              29,590              54,575
                                                                     ---------           ---------           ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                (23,344)            (22,348)            (21,201)
   Acquisitions, net of cash acquired                                     (841)             (8,113)             (1,712)
   Proceeds from sale of discontinued operations                        59,452                  --                  --
   Increase in restricted cash                                         (12,143)                 --                  --
   Discontinued operations investing activities                         (5,490)            (19,411)           (290,014)
   Other investing activities                                           (1,276)              2,495              (1,910)
                                                                     ---------           ---------           ---------

       Net cash provided by (used for) investing activities             16,358             (47,377)           (314,837)
                                                                     ---------           ---------           ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings               1,493              (1,685)                537
   Net proceeds from (repayments of) revolving loans                        --              (3,000)              3,000
   Proceeds from long-term debt-unrelated parties                        1,500                  --              97,000
   Repayments of long-term debt-unrelated parties                      (38,887)             (9,356)             (3,256)
   Debt issuance costs                                                      --                (184)             (9,116)
   Purchase of treasury stock                                           (6,296)             (7,167)                 --
   Discontinued operations financing activities                        (12,406)              1,674             179,655
   Other financing activities                                             (626)                 --                (687)
                                                                     ---------           ---------           ---------

       Net cash provided by (used for) financing activities            (55,222)            (19,718)            267,133
                                                                     ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents                    18,881             (37,505)              6,871

Cash and cash equivalents at beginning of period                         3,322              40,827              33,956
                                                                     ---------           ---------           ---------

Cash and cash equivalents at end of period                           $  22,203           $   3,322           $  40,827
                                                                     =========           =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       For the Years 1996, 1995, and 1994

                                                                                      Retained
                                                                          Additional   Earnings
                                                  Common Stock             Paid-in   (Accumulated                    Treasury
                                              Shares         Amount        Capital     Deficit)          Other         Stock
                                                                                (thousands)

Balances at January 2, 1994                    26,684      $     267     $  80,566     $ (10,049)     $  (6,478)

Issuance of warrants                                                         3,000
Stock option compensation                                                       75
Stock options exercised                                                         10
Additional pension liability                                                                                 86
Foreign currency translation adjustment                                                                  (1,435)
Other                                                                          (27)
Net income                                                                                26,130
                                            ---------      ---------     ---------     ---------      ---------      ---------

Balances at January 1, 1995                    26,684            267        83,624        16,081         (7,827)

Issuance of common stock                           32             --           316
Stock option compensation                                                       75
Increase in note receivable from
    principal stockholder                                                                                (1,373)
Additional pension liability                                                                             (1,974)
Foreign currency translation adjustment                                                                     481
Purchase of treasury stock                                                                                           $  (7,167)
Net loss                                                                                 (53,120)
                                            ---------      ---------     ---------     ---------      ---------      ---------

Balances at December 31, 1995                  26,716            267        84,015       (37,039)       (10,693)        (7,167)

Issuance of common stock                           22             --           165
Stock option compensation                                                      297
Stock options exercised                            15             --           102
Additional pension liability                                                                              1,427
Foreign currency translation adjustment                                                                     (46)
Purchase of treasury stock                                                                                              (6,296)
Net loss                                                                                 (83,135)
                                            ---------      ---------     ---------     ---------      ---------      ---------
Balances at December 29, 1996                  26,753      $     267     $  84,579     $(120,174)     $  (9,312)     $ (13,463)
                                            =========      =========     =========     =========      =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Foamex International Inc. (the "Company") is a significant manufacturer and marketer of flexible polyurethane foam and foam products in North America through Foamex L.P., a 99% owned subsidiary. The Company's products include (i) foam for carpet cushion and other carpet products, (ii) cushioning foams for furniture, bedding, packaging and health care, (iii) foams for automotive trim and accessories and (iv) technical foams for filtration, consumer products and packaging.

         During 1996, the Company sold Perfect Fit Industries, Inc. ("Perfect Fit") and JPS Automotive L.P. ("JPS Automotive") which comprised the home comfort products and automotive textile business segments, respectively, of the Company. The consolidated financial statements of the Company have been restated for discontinued operations and includes a net loss of $113.9 million (net of $34.9 million income tax benefit) on the disposal of these business segments which includes provisions for operating losses during the phase-out period. (See
Note 3 for further discussion).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company directly or indirectly controls, either through majority ownership or otherwise, other than the home comfort products and automotive textile business segments which are accounted for as discontinued operations. Intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

         The   consolidated   financial   statements   have  been  restated  for
discontinued operations. The accompanying notes present amounts related only to continuing operations.

         Fiscal Year

         The Company's fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1996, 1995 and 1994 were composed of fifty-two weeks and ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. (See Notes 3, 4, 9, 10, 16, 17 and 18 and Cost in Excess of Net Assets Acquired below.)

         Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. On December 29, 1996 and December 31, 1995, cash and cash equivalents included $19.6 million and $2.7 million, respectively, of repurchase agreements collateralized by U.S. Government securities.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Restricted Cash

         As of December 29, 1996, the Company had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit and is restricted by Foamex L.P.'s debt agreements. As of February 26, 1997, the Company has used approximately $8.4 million of the restricted cash to repurchase approximately $8.0 million of outstanding indebtedness.

         Inventories

         Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally twenty to thirty-five years, and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for the years ended 1996, 1995 and 1994 was $19.1 million, $19.1 million and $16.8 million, respectively. For income tax purposes, the Company uses accelerated depreciation methods.

         Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

         Debt Issuance Costs

         Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are being amortized over the term of the related debt using the interest method. Accumulated amortization as of December 29, 1996 and December 31, 1995 was approximately $8.8 million and $6.7 million, respectively.

         Cost in Excess of Net Assets Acquired

         The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over a forty year period. At each balance sheet date the Company evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 29, 1996 and December 31, 1995 was approximately $11.6 million and $9.0 million, respectively.

         Environmental Matters

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

future  revenue  generation,   are  expensed.   Liabilities  are  recorded  when
environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

         Postretirement and Postemployment Benefits

         The Company accrues postretirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. Also, the Company accrues postemployment benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

         Foreign Currency Accounting

         The financial statements of foreign subsidiaries, except in countries treated as highly inflationary, have been translated into U.S. dollars by using the year end exchange rates for the assets and liabilities and average exchange rates for the statements of operations. Currency translation adjustments are included in other stockholders' equity (deficit) until the entity is substantially sold or liquidated. For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year end exchange rates. These translation adjustments are reflected in the results of operations and are insignificant for all periods presented. Also, foreign currency transaction gains and losses are insignificant for all periods presented. The effect of foreign currency exchange rates on cash flows is not material.

         Interest Rate Swap Agreement

         The differential to be paid or received under an interest rate swap agreement is recognized as an adjustment to interest and debt issuance expense in the current period as interest rates change.

         Income Taxes

         Income taxes are accounted for under the liability method, in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

         Earnings (Loss) Per Share

         Earnings (loss) per share for 1996 was computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. For 1995 and 1994, common stock equivalents have not been included since the effect would be antidilutive and/or immaterial.

         Reclassifications

         Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the current year's presentation.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       DISCONTINUED OPERATIONS

         On December 11, 1996, the Company completed the sale of its partnership interests in JPS Automotive for a sale price of approximately $220.1 million including $200.1 million of JPS Automotive's indebtedness. The sale is subject to a post-closing adjustment which is expected to be finalized during the second quarter of 1997. The sale included substantially all of the net assets of the automotive textiles business segment. Actual and estimated transaction expenses related to the sale amounted to approximately $8.9 million. The Company has recorded a net loss on the sale of JPS Automotive of approximately $70.9 million (net of $34.2 million income tax benefit), which includes the loss on disposal and a net loss of $1.3 million (net of $0.7 million income tax benefit) relating to operating losses during the phase-out period.

         During 1996, the Company finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products segment. Actual and estimated transaction expenses related to the sale amounted to approximately $1.5 million. The Company has recorded a loss on the sale of Perfect Fit of approximately $43.0 million, which includes the loss on disposal and a loss of $2.4 million relating to operating losses during the phase-out period. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since the Company has determined that capital gain taxable income is not likely to be sufficient to recognize the deferred tax asset relating to the capital loss carryforward.

         The Company's financial statements have been restated to reflect the discontinuation of the home comfort products and automotive textile business segments. In addition to the interest and debt issuance expense of JPS Automotive, interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds from the sale of Perfect Fit and JPS Automotive. A summary of the operating results for the discontinued operations is as follows:

                                                                      1996  (1)       1995           1994
                                                                                  (thousands)
Sales                                                               $ 244,305      $ 405,726      $ 254,174
Gross profit                                                           38,296         69,410         50,477
Income from operations                                                 17,072         28,009         24,026
Interest and debt issuance expense                                     16,905         28,575         16,463
Other expense                                                            (975)          (113)          (127)
Income (loss) from discontinued operations before income taxes           (808)          (679)         7,436
Provision (benefit) for income taxes                                     (224)         1,691          3,517
Income (loss) from discontinued operations, net of income taxes          (584)        (2,370)         3,919

(1) The Company's discontinued operations includes the operations of Perfect Fit through June 1996 and JPS Automotive through September 1996.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.        DISCONTINUED OPERATIONS (continued)

          Net assets of discontinued operations (excluding intercompany net assets) at December 31, 1995 were as follows:

                                                                     1995
                                                                 (thousands)
         Current assets                                            $100,574
         Property, plant and equipment, net                         142,863
         Cost in excess of assets acquired, net                     202,020
         Other assets                                                10,642
                                                                   --------
            Total assets                                            456,099

         Current liabilities                                         49,202
         Long-term debt                                             204,463
         Other liabilities                                           11,246
                                                                   --------
            Total liabilities                                       264,911
                                                                   --------

         Net assets                                                $191,188
                                                                   ========

4.       RESTRUCTURING AND OTHER CHARGES (CREDITS)

         In 1995, the Company approved a restructuring plan (the "1995 restructuring plan") to consolidate thirteen foam production, fabrication or branch locations to concentrate resources as a result of industry conditions and better position itself to achieve its strategic growth objectives. The Company recorded restructuring and other charges of $41.4 million which was comprised of $35.6 million associated with the consolidation of the foam production, fabrication or branch locations, $2.2 million associated with the completion of a 1993 restructuring plan and $3.6 million associated with merger and acquisition activities of the Company. The components of the $35.6 million restructuring charge include: $16.7 million for fixed asset writedowns (net of estimated sale proceeds), $15.1 million for plant closure and operating lease obligations and $3.8 million for personnel reductions. The $3.8 million cost for personnel reductions primarily represents severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel.

         In 1996, the Company determined to continue to operate one of the facilities originally identified for closure in the 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, the Company has approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, the Company recorded a $6.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with the Company's decision not to close the facility identified as part of the 1995 restructuring plan and $1.8 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of the two facilities during 1997 (the "1996 restructuring plan").

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

         Generally,   the  1995  restructuring  plan  has  been  implemented  as originally contemplated. The following table sets forth the components of the Company's restructuring and other charges:

                                                        Asset      Plant Closure   Personnel
                                           Total      Writedowns    and Leases     Reductions     Other
                                                                    (millions)
1995 restructuring charge                 $  41.4       $  16.7       $  15.1       $  3.8       $  5.8
Asset writeoff/writedowns                   (25.1)        (20.9)           --           --         (4.2)
Cash spending                                (0.4)           --          (0.3)        (0.1)          --
                                          -------       -------       -------       ------       ------

Balances at December 31, 1995                15.9          (4.2)         14.8          3.7          1.6
Cash spending                                (9.9)           --          (6.6)        (2.0)        (1.3)
Cash proceeds                                 1.0           1.0            --           --           --
1996 restructuring charge                     6.6           2.4           4.1          0.1           --
Restructuring credits                       (13.1)         (9.7)         (2.8)        (0.4)        (0.2)
Asset adjustment for restructuring
   credit                                     8.0           8.7          (0.6)          --         (0.1)
                                          -------       -------       -------       ------       ------

Balances at December 29, 1996             $   8.5       $  (1.8)      $   8.9       $  1.4       $   --
                                          =======       =======       =======       ======       ======

         As indicated in the table above, the accrued restructuring balance at December 29, 1996, will be used for payments relating to plant closure and leases including rundown costs at the facilities. The $1.8 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. The Company expects to incur approximately $6.3 million of charges during 1997 with the remaining $4.0 million to be incurred through 2001. As of December 29, 1996, the Company has terminated approximately 270 employees and notified approximately 40 employees in the manufacturing and administrative areas of their impending termination in connection with the 1996 and 1995 restructuring plans.

5.       ACQUISITIONS

         In April 1995, the Company acquired certain assets and assumed certain liabilities of manufacturers of synthetic fabrics for the carpet and furniture industries for aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $3.9 million.

         In March 1994, the Company acquired Transformacion De Espumas Y Fieltros S.A. de C.V. ("TEFSA") for an aggregate purchase price of approximately $4.5 million, including related fees and expenses of approximately $0.4 million, to be paid over a three year period with an initial cash payment of $1.7 million. The excess of the purchase price over the estimated fair value of the assets acquired was $3.7 million. During 1996 and 1995, the Company made scheduled cash payments of $0.8 million for each year in accordance with the purchase agreement. The final payment will be made in April 1997.

         The acquisitions were accounted for as purchases and the operations of the acquired companies are included in the consolidated statements of operations and cash flows from their respective dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       INVENTORIES

         Inventories consists of:
                                           December 29,       December 31,
                                               1996               1995
                                                    (thousands)
         Raw materials and supplies          $ 61,559          $ 49,963
         Work-in process                       13,453            14,451
         Finished goods                        27,598            25,538
                                             --------          --------
                 Total                       $102,610          $ 89,952
                                             ========          ========

7.       SHORT-TERM BORROWINGS

         Short-term borrowings include borrowings outstanding under a line of credit facility for Foamex Canada Inc. ("Foamex Canada") bearing interest at the bank's prime rate (4.75% at December 29, 1996) plus 1/2%. The weighted average interest rates on Foamex Canada's short-term borrowings outstanding for 1996, 1995 and 1994 were 5.9%, 8.0% and 7.3%, respectively. Borrowings under Foamex Canada's credit facility are due on demand and are collateralized by accounts receivable, property and inventories of Foamex Canada having an approximate net carrying value of $17.1 million as of December 29, 1996. The unused amount under this line of credit totaled $0.7 million as of December 29, 1996.

8.       LONG-TERM DEBT

         Long-term debt consists of:

                                                                      December 29,      December 31,
                                                                          1996              1995
                                                                             (thousands)
Unrelated parties:
9 1/2% Senior secured notes due 2000 (1)                               $106,793          $116,667
11 1/4% Senior notes due 2002 (1)                                       141,400           150,000
11 7/8% Senior subordinated debentures due 2004 (net of
         unamortized debt discount of $769 and $827) (1)                125,056           125,173
Senior secured discount debentures due 2004, Series B
         (net of unamortized debt discount of $35,864 and
         $46,364) (2)                                                    80,881            70,381
11 7/8% Senior subordinated debentures due 2004, Series B (3)             7,000             7,000
Industrial revenue bonds (4)                                              7,000             7,000
Foamex L.P. term loan (8.54% interest rate as of
         December 29, 1996)(4)                                           11,000            30,000
Other                                                                    12,902            12,474
                                                                       --------          --------

                                                                        492,032           518,695

Less current portion                                                     14,505             9,281
                                                                       --------          --------

Long-term debt--unrelated parties                                      $477,527          $509,414
                                                                       ========          ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

Related parties:
Subordinated note payable (net of unamortized
         debt discount of $1,198 and $1,475) (3)          $5,817          $5,540
                                                          ======          ======

         (1) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by the Company and General Felt Industries, Inc. ("General Felt").

         (2) Subsidiary debt of Foamex-JPS Automotive L.P. and Foamex-JPS Capital Corporation and guaranteed by the Company.

         (3) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by General Felt.

         (4)      Subsidiary debt of Foamex L.P.

         9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

         The Senior Secured Notes were issued on June 3, 1993 and bear interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes mature on June 1, 2000. The Senior Secured Notes are collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 1, 1998, initially at 101.583% of their principal amount, plus accrued interest, and declining to 100% on or after June 1, 1999. During 1996, Foamex L.P. repurchased $9.9 million of Senior Secured Notes with the net proceeds from the sale of Perfect Fit (see Note 11).

         11 1/4% Senior Notes due 2002 ("Senior Notes")

         The Senior Notes bear interest at the rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2000. In October 1994, Foamex L.P. provided certain real property as collateral for the Senior Notes, with a net book value of $37.8 million at December 29, 1996. During 1996, Foamex L.P. repurchased $8.6 million of Senior Notes with the net proceeds from the sale of Perfect Fit (see Note 11).

         11  7/8%  Senior   Subordinated   Debentures  due  2004  ("Subordinated
Debentures")

         The Subordinated Debentures bear interest at the rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. During 1996, Foamex L.P. repurchased $0.1 million of Subordinated Debentures with the net proceeds from the sale of Perfect Fit (see Note 11).

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

         Senior Secured Discount Debentures due 2004 ("Discount Debentures")

         Discount Debentures, in the aggregate principal amount of $116.7 million ($57.0 million initial cash proceeds) were issued during 1994 by Foamex-JPS Automotive L.P. ("FJPS") and Foamex-JPS Capital Corporation ("FJCC"). In connection with this issuance, the Company issued warrants to acquire 0.6 million shares of the Company's common stock to the purchasers of the Discount Debentures (see Note 15). The Discount Debentures are collateralized by a first-priority lien granted by FJPS on a 43.44% limited partnership interest in Foamex L.P. and are guaranteed on a senior basis by the Company. The original issue discount of $59.7 million will be amortized using the weighted average to maturity method over the life of the issue. No cash interest is payable on the Discount Debentures prior to January 1, 2000; rather the Discount Debentures accrete on a daily basis and compound semiannually at the rate of 13.50% per annum from the date of issuance through June 30, 1996, at the rate of 13.75% per annum from July 1, 1996 through June 30, 1997 and at the rate of 14.00% per annum from July 1, 1997 through June 30, 1999, in each case subject to increase in the event the Discount Debentures are not redeemed at the option of FJPS and FJCC as described below. Thereafter, interest accrues at the rate of 14.00% per annum and is payable semiannually in cash commencing January 1, 2000.

         The Discount Debentures may be redeemed at the option of FJPS and FJCC, in whole or in part, at any time after July 1, 1999, initially at 110% of their principal amount, plus accrued interest to the redemption date, and declining to 100% on or after July 1, 2002. Prior to July 1, 1997, at the option of FJPS and FJCC, (i) up to 50% of the original aggregate principal amount of the Discount Debentures will be redeemable at a redemption price equal to 110% of the Accreted Value (as defined in the indenture with respect to such debentures) (the "Discount Debenture Indenture") of such Discount Debentures and (ii) additional Discount Debentures will be redeemable at a redemption price equal to 112% of the Accreted Value of such Discount Debentures from the proceeds of an Equity Offering (as defined in the Discount Debenture Indenture). In addition, at any time on or prior to July 1, 1997, FJPS and FJCC may redeem all, but not less than all, of the outstanding Discount Debentures from the net proceeds of an Equity-Linked Offering (as defined in the Discount Debenture Indenture) at the redemption prices set forth in the immediately preceding sentence. If FJPS and FJCC do not exercise such redemption rights with at least 85% of the net proceeds of an Equity Offering, the rate at which the Discount Debentures shall accrete and the interest rate on the Discount Debentures will increase based on a formula.

         During 1996, the Company received consents from 100% of the holders of the Discount Debentures for the waiver of certain provisions of the Discount Debentures Indenture in connection with the sale of JPS Automotive.

         11  7/8%   Senior   Subordinated   Debentures,   Series  B  ("Series  B
Debentures")

         The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

         Industrial Revenue Bonds ("IRBs")

         Two bond issues in the principal amount of $1.0 million and $6.0 million, maturing in 2005 and 2013, respectively, are collateralized by certain properties which have an approximate net carrying value of $11.3 million at December 29, 1996 and letters of credit approximating $7.3 million. The IRBs bear interest at a variable rate with options available to Foamex L.P. to convert to a fixed rate. The interest rates on the IRBs were 4.85% and 4.0% at December 29, 1996 for the $6.0 million and $1.0 million bond issues, respectively. The interest rate on the $6.0 million bond issue varies weekly based on an interest rate that is indicative of current bidside yields on high quality short-term, tax-exempt obligations, or if such interest rate is not available, 70.0% of the interest rate for thirteen week United States Treasury Bills. The maximum interest rate for either of the IRBs is 15.0% per annum. At the time of a conversion to a fixed interest rate and upon appropriate notice, the IRBs are redeemable at the option of the bondholders.

         Term and Revolving Loans

         Foamex L.P. has a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provide for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which expires in June 1999. In 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility; no further term loan borrowings are available thereunder. During 1996, Foamex L.P. and General Felt used $12.0 million of the net proceeds from the Perfect Fit sale to repay term loan borrowings. Borrowings under the Foamex L.P. Credit Facility are collateralized by the accounts receivable of Foamex L.P. and General Felt. Pursuant to the terms of the Foamex L.P. Credit Facility, borrowed funds will bear interest at a floating rate equal to 1.0% per annum plus the highest of (i) the base rate of The Bank of Nova Scotia, as in effect from time to time, (ii) a rate that is, generally, 0.5% per annum plus a fluctuating rate generally equal to the rate on three month certificates of deposit, subject to certain adjustments, plus a fluctuating rate generally equal to the annual assessment rate paid by The Bank of Nova Scotia to the Federal Deposit Insurance Corporation or (iii) 0.5% per annum plus the federal funds rate in effect from time to time. At the option of the borrower, portions of the outstanding loans under the Foamex L.P. Credit Facility will be convertible into Eurodollar rate loans bearing interest at a rate generally equal to 3.0% per annum above the average LIBOR rate of Citibank, N.A. and The Bank of Nova Scotia. As of December 29, 1996, there were approximately $11.7 million in letters of credit outstanding under the Foamex L.P. Credit Facility. As of December 29, 1996, there was unused availability of approximately $33.3 million under the Foamex L.P. Credit Facility.

         Subordinated Note Payable

         This note payable was issued to John Rallis ("Rallis"), the Chief Operating Officer of the Company, on May 6, 1993 by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets (collectively, "Great Western"). The note bears interest at a maximum rate of 6% per annum and the principal amount is payable in three equal annual installments beginning May 6, 1999.

         Other

         As of December 29, 1996,  other debt is comprised  primarily of capital
lease  obligations,   equipment  financing   associated  with  an  aircraft  and
borrowings by Foamex Mexico.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

         Interest Rate Swap Agreements

         The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes. The Company has an interest rate swap agreement, as amended, with a notional amount of $150.0 million through December 2001. Under the swap agreement, the Company has made variable payments based on LIBOR through December 1996 and is obligated to make fixed payments at 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for fixed payments by the swap partner at 5.81% per annum through December 1996, and 6.50% per annum for the remainder of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate the Company is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The Company is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

         Also, the Company has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 2001. Under this swap agreement, the Company has made variable payments based on LIBOR with a cap of 5.50% per annum and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995, fixed payments at a rate of 5.81% per annum for the twelve months ended in December 1996 and is obligated to make fixed payments at a rate of 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996 and fixed payments at 6.50% per annum for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate the Company is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $3.7 million, $1.4 million and $3.0 million for 1996, 1995 and 1994, respectively. The Company is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

         Debt Restrictions and Covenants

         The indentures, credit agreement and other indebtedness agreements contain various covenants, including restrictions on payments of distributions to the Company by its subsidiaries, the incurrence of additional indebtedness, the sale of assets, mergers and consolidations and transactions with affiliates. In addition, certain agreements contain a provision that, in the event of a defined change of control, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive is the maintenance of net worth and interest coverage ratios, as defined. Under the most restrictive of the distribution restrictions, approximately $4.9 million was available to be paid to the Company by its subsidiaries as of December 29, 1996.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

         During 1996, the Company received consents and/or waivers from its lenders and bondholders in connection with the sale of Perfect Fit and JPS Automotive and other related matters.

         As of December 29, 1996, the Company was in compliance with the covenants of the indentures, credit agreements and other indebtedness agreements and expects to be in compliance with these covenants for the foreseeable future.

         Future Obligations on Long-Term Debt

         Scheduled maturities of long-term debt are shown below:

         Year End                                         Long-Term Debt
                                                            (thousands)

         1997                                               $ 14,260
         1998                                                  4,770
         1999                                                  6,108
         2000                                                107,401
         2001                                                  3,109
         Thereafter                                          399,246
                                                            --------

         Total                                               534,894

         Less unamortized discount                            37,831
                                                            --------

         Total                                              $497,063
                                                            ========

         In addition, the Company has approximately $0.8 million of total capital lease obligations that are payable in 1997 through 2000 in annual amounts of approximately $0.2 million.

9.       EMPLOYEE BENEFIT PLANS

         Defined Benefit Pension Plans

         The Company maintains noncontributory defined benefit pension plans for salaried and certain hourly employees. The salaried plan provides benefits that are based principally on years of credited service and level of compensation. The hourly plans provide benefits that are based principally on stated amounts for each year of credited service.

         Net periodic pension cost included the following components:

                                                  1996              1995             1994
                                                                 (thousands)
         Service cost                           $ 2,471           $ 2,087           $ 2,452
         Interest cost                            3,997             3,742             3,541
         Actual return on plan assets            (8,841)           (5,682)              624
         Net amortization and deferral            4,643             1,807            (4,649)
                                                -------           -------           -------
           Total                                $ 2,270           $ 1,954           $ 1,968
                                                =======           =======           =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       EMPLOYEE BENEFIT PLANS (continued)

         The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Plan investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents. During 1996, the discount rate was adjusted to 7.50%. The following table sets forth the funded status of the Company's underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 29, 1996 and December 31, 1995:

                                                                            December 29,      December 31,
                                                                                1996              1995
                                                                                      (thousands)
         Actuarial present value of accumulated benefit obligations:
         Vested benefits                                                      $ 55,336           $ 52,762
         Nonvested benefits                                                      2,137              1,916
                                                                              --------           --------

         Accumulated benefit obligations                                      $ 57,473           $ 54,678
                                                                              ========           ========

         Total projected benefit obligations                                  $ 58,775           $ 55,810
         Fair value of plan assets                                              53,734             44,441
                                                                              --------           --------

          Projected benefit obligations in excess
                  of plan assets                                                (5,041)           (11,369)

         Unrecognized net loss from past experience
                  difference from that assumed and effect
                  of changes in assumptions                                      1,099              6,394

         Additional minimum liability                                           (2,694)            (5,265)
                                                                              --------           --------

         Accrued pension cost                                                 $ (6,636)          $(10,240)
                                                                              ========           ========

         Significant assumptions used in determining the plans' funded status are as follows:

                                                                                 December 29,      December 31,
                                                                                     1996              1995
Expected long-term rates of return on plan assets                                   9.50%            9.00%
Discount rates on projected benefit obligations                                     7.50%            7.25%
Rates of increase in compensation levels (where applicable)                         4.00%            4.00%

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       EMPLOYEE BENEFIT PLANS (continued)

         Defined Contribution Plan

         The Company maintains a defined contribution plan which is qualified under Section 401(k) of the Code and is available for eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. During 1996 and 1995, the Company provided contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The Company also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in the Company's common stock. In addition, the Company may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. Prior to 1995, Company contributions were discretionary and provided a 50% match of employees' contributions up to 3% of eligible compensation. The expense for these contributions for 1996, 1995 and 1994 was approximately $0.8 million, $0.7 million and $0.4 million, respectively.

         Postretirement Benefits

         In addition to providing pension benefits, the Company provides postretirement health care and life insurance for eligible employees. During 1996, certain employees accepted an early retirement program resulting in a special termination loss of $0.6 million. During 1995, changes were made to postretirement benefits offered to certain employees which resulted in a curtailment loss of $0.6 million. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate these benefits.

         The components of 1996, 1995 and 1994 expense for postretirement benefits are as follows:

                                                   1996           1995            1994
                                                              (thousands)
Service costs for benefits earned                 $  12           $  24           $ 172
Interest cost on liability                           67              83             192
Net amortization and deferral                       (53)            (13)            134
Special termination/curtailment loss                576             619              --
                                                  -----           -----           -----

Net periodic postretirement benefit cost          $ 602           $ 713           $ 498
                                                  =====           =====           =====

         The accumulated postretirement benefit obligation at December 29, 1996 and December 31, 1995 resulted in an unfunded obligation of $2.1 million and $1.6 million, respectively.

         A 9% and 10% annual rate of increase in the per capita costs of covered health care benefits was assumed for each of 1996 and 1995, respectively. This rate was assumed to gradually decrease to 5% by the year 2000. Increasing the weighted average assumed health care cost trend rates by one percentage point would have an insignificant impact on the accumulated postretirement benefit obligation and service and interest cost. The discount rate used was 7.50% and 7.25% as of December 29, 1996 and December 31, 1995, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       EMPLOYEE BENEFIT PLANS (continued)

         Postemployment Benefits

         The Company provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 29, 1996 and December 31, 1995, the Company's liability for postemployment benefits was insignificant for each period.

         Other

         In December 1994, the Company changed its method of compensating certain employees for vacation, which increased income from operations by $4.3 million for 1994.

10.      INCOME TAXES

         Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                                   1996              1995                1994
                                                                                  (thousands)
         United States                                           $ 46,075          $(62,015)          $ 34,240
         Foreign                                                    3,086              (983)             1,926
                                                                 --------          --------           --------

         Income (loss) from continuing operations
            before provision (benefit) for income taxes          $ 49,161          $(62,998)          $ 36,166
                                                                 ========          ========           ========

         The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                               1996               1995              1994
                                                                              (thousands)

         Continuing operations                               $ 16,669           $(12,248)          $ 13,955

         Discontinued operations                              (35,129)             1,691              3,517

         Extraordinary loss on early extinguishment
             of debt                                             (765)                --                 --
                                                             --------           --------           --------

         Total consolidated provision (benefit) for
             income taxes                                    $(19,225)          $(10,557)          $ 17,472
                                                             ========           ========           ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES (continued)

         The  total  consolidated   provision  (benefit)  for  income  taxes  is
summarized as follows:

                                                               1996               1995              1994
                                                                              (thousands)
         Current:
             Federal                                         $    220           $ (2,038)          $  3,236
             State                                                760                 --                 --
             Foreign                                              786                457                805
                                                             --------           --------           --------

             Total current                                      1,766             (1,581)             4,041
                                                             --------           --------           --------

         Deferred:
             Federal                                          (24,211)            (9,543)            10,259
             State                                              2,729                856              3,193
             Foreign                                              491               (289)               (21)
                                                             --------           --------           --------

             Total deferred                                   (20,991)            (8,976)            13,431
                                                             --------           --------           --------

             Total consolidated provision (benefit)
                for income taxes                             $(19,225)          $(10,557)          $ 17,472
                                                             ========           ========           ========

         The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                                              December 31,      December 31,
                                                                                  1996              1995
                                                                                       (thousands)
         Deferred tax assets:
             Inventory basis differences                                        $  1,209           $  2,473
             Employee benefit accruals                                             6,247              7,733
             Allowances and contingent liabilities                                 3,616              8,589
             Restructuring and plant closing accruals                              8,323             10,869
             Other                                                                 6,301              2,518
             Net operating loss carryforwards                                     37,483             20,190
             Capital loss carryforwards                                           16,561                 --
             Valuation allowance for deferred tax assets                         (23,064)           (16,979)
                                                                                --------           --------

             Deferred tax assets                                                  56,676             35,393
                                                                                --------           --------

         Deferred tax liabilities:
             Basis difference in property, plant and equipment                    36,257             30,183
             Net deferred tax liabilities associated with discontinued
                operations                                                            --             14,304
             Other                                                                 4,944              3,277
                                                                                --------           --------

             Deferred tax liabilities                                             41,201             47,764
                                                                                --------           --------

         Net deferred tax assets (liabilities)                                  $ 15,475           $(12,371)
                                                                                ========           ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES (continued)

         The Company has determined that taxable capital gains in the foreseeable future for subsidiaries that file a separate federal income tax return will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward and certain other deferred tax assets. During 1996, the valuation allowance for deferred tax assets increased by $6.1 million which included a $16.6 million increase for the capital loss carryforward, offset by $6.9 million decrease due to reversal of preacquisition temporary differences and $3.6 million for the reversal of valuation allowances which are reflected in the consolidated statement of operations. The $6.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. As of December 29, 1996, approximately $1.8 million of deferred tax assets are related to preacquisition activities and if utilized will further reduce cost in excess of assets acquired. At December 29, 1996, the Company has $103.2 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2003 to 2010 of which $7.0 million was acquired in 1993 and is subject to limitations. In addition, the Company has $47.3 million of capital loss carryforwards that expire in 2001.

         A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                                  1996               1995               1994
                                                                                          (thousands)
         Statutory income taxes                                 $ 17,206           $(22,049)          $ 12,658
         State income taxes, net of federal                        1,864             (2,095)             1,977
         Limitation on the utilization of tax benefits                --              7,695                 --
         Valuation allowance                                      (3,621)                --               (452)
         Cost in excess of assets acquired                           644              1,010                926
         Other                                                       576              3,191             (1,154)
                                                                --------           --------           --------

             Total                                              $ 16,669           $(12,248)          $ 13,955
                                                                ========           ========           ========

11.      EXTRAORDINARY LOSS

         During 1996, the Company used $31.3 million of the net proceeds from the sale of Perfect Fit to extinguish debt of $30.6 million and redemption premiums of $0.6 million. The Company wrote off $1.2 million of debt issuance costs associated with the early extinguishment of debt and incurred transaction costs of $0.1 million. The early extinguishment of debt resulted in an extraordinary loss of $1.1 million (net of $0.8 million income tax benefit).

12.      COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      COMMITMENTS AND CONTINGENCIES (continued)

provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the 1996 and 1995 restructuring plans) required under operating leases at December 29, 1996 are:

                                      Third Party              Related Party
                                         Leases                    Leases
                                                   (thousands)
         1997                          $  7,874                  $  1,767
         1998                             6,164                     1,823
         1999                             4,866                     1,823
         2000                             3,812                     1,823
         2001                             2,883                     2,265
         Thereafter                       4,122                     5,800
                                       --------                  --------
             Total                      $29,721                   $15,301
                                        =======                   =======

         Rental expense charged to operations under operating leases approximated $9.6 million, $10.5 million and $10.3 million for 1996, 1995 and 1994, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. In addition, the Company incurred rental expense of approximately $1.7 million, $3.5 million and $3.9 million for 1996, 1995 and 1994, respectively, under leases with related parties.

13.      RELATED PARTY TRANSACTIONS AND BALANCES

         The Company regularly enters into transactions with its affiliates in the ordinary course of business.

         On July 7, 1996, Trace International Holdings, Inc. ("Trace Holdings") issued to Foamex L.P. a promissory note for $4.4 million in principal amount plus accrued interest of $0.4 million, which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, July 7, 1997, and bears interest at 9.5%, payable quarterly in arrears commencing October 1, 1996.
The promissory note is included in other stockholders' equity (deficit).

         In connection with the acquisition of Great Western, Foamex L.P. issued a promissory note to Rallis (see Note 8) and entered into lease agreements (see
Note 12) with Rallis and an affiliate of Rallis, for the rental of former Great Western manufacturing facilities located in Orange, Ontario and Hayward, California and a warehouse facility in Tigard, Oregon. Foamex L.P. has the option to purchase each of these properties from Rallis or such affiliate.

         Foamex L.P. was party to a lease agreement for an airplane with Trace Aviation Corp. ("Trace Aviation"), a subsidiary of Trace Holdings. During 1995 and 1994, Foamex L.P. paid Trace Aviation $1.6 million and $2.7 million, respectively, pursuant to the lease agreement. The lease agreement also provided for the use of the airplane by Trace Holdings with remuneration to Foamex L.P. based on actual usage of the plane. During 1995 and 1994, Trace Holdings paid to Foamex L.P. $0.6 million and $0.5 million, respectively, pursuant to the agreement. During August 1995, Foamex Aviation Inc. ("Aviation"), a wholly-owned subsidiary of the Company, acquired the aircraft from Trace Holdings for $3.0 million in cash and the assumption of $11.7 million of related debt. In connection with the acquisition of the aircraft, the Foamex L.P. lease and other agreements were terminated.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      RELATED PARTY TRANSACTIONS AND BALANCES (continued)

         Foamex L.P. has a management service agreement with Trace Foam Company, Inc. ("Trace Foam"), a wholly-owned subsidiary of Trace Holdings, pursuant to which Trace Foam provides general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. for an annual fee of $1.75 million and reimbursement of expenses incurred. Trace Holdings rents approximately 5,900 square feet of general, executive and administrative office space in New York, New York from Foamex L.P. on substantially the same terms as Foamex L.P. leases such space from a third party lessor.

         During 1995 and 1994, the Company purchased approximately $2.5 million and $11.9 million, respectively, of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of the Company, under a minimum annual volume agreement which expired in June 1995.

14.      STOCK OPTION PLAN

         The Company's 1993 Stock Option Plan provides for the granting of nonqualified ("NQSOs") and incentive stock options for up to 3.0 million shares of common stock to officers and executive employees of the Company and its subsidiaries and affiliates, the price and terms of each such option is at the discretion of the Company, except that the term cannot exceed ten years. As of December 29, 1996, the stock options issued under the 1993 Stock Option Plan vest equally over a five year period with a term of ten years.

         A summary of stock option activity is as follows:

                                                   1996                           1995                           1994
                                                        Weighted                       Weighted                         Weighted
                                                         Average                        Average                         Average
                                                         Exercise                       Exercise                        Exercise
                                           Shares         Price           Shares          Price          Shares          Price
Outstanding at beginning of year           951,343       $    7.64      2,033,800       $   17.28      1,998,600       $   17.63
   Granted                                 202,240            7.06        150,000            9.95        145,000           10.50
   Exercised                               (14,914)           6.88             --              --           (740)          13.50
   Forfeited                              (171,193)          10.80       (145,956)          14.59       (109,060)          14.70
   Canceled                                     --              --     (1,924,700)          17.15             --              --
   Granted in exchange offer                    --              --        838,199            6.88             --              --
                                        ----------       ---------     ----------       ---------     ----------       ---------


Outstanding at end of year                 967,476       $    6.97        951,343       $    7.64      2,033,800       $   17.28
                                        ==========       =========     ==========       =========     ==========       =========

Exercisable at end of year                 431,863       $    6.94         20,140       $   14.62        573,100       $   18.69
                                        ==========       =========     ==========       =========     ==========       =========

         The options outstanding at December 29, 1996 have an exercise price range of $6.88 to $10.25. During 1996, the Company granted 202,240 options with a weighted average market price on the date of grant of $12.13. The aggregate difference of $1.0 million between the fair market value ("FMV") of the options at the date of grant and the option price is being charged to expense over the vesting period (five years) of the options. During 1995, the Company granted a total of 150,000 options which include (i) 15,000 options with a weighted average market price on the date of grant of $9.50, (ii) 85,000 options with a weighted average market price on the date of grant of $8.29 and (iii) 50,000 options with a weighted average market price on the date of grant of $9.50.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      STOCK OPTION PLAN (continued)

During 1994, the Company granted 145,000 options with a weighted average market price on the date of grant of $10.50. Upon completion of the initial public offering (the "IPO") in December 1993, options were granted to purchase 248,600 shares of common stock at $13.50 per share and 1,750,000 shares of common stock at prices ranging from $15.00 to $22.50 per share. The aggregate difference of $373,000 between the FMV ($15 per share) of the options at the date of grant and the $13.50 option price is being charged to expense over the vesting period (five years) of the options. Total compensation expense relating to options amounted to approximately $0.3 million, $0.1 million and $0.1 million, respectively, in each of 1996, 1995 and 1994, respectively.

         In December 1995, the Stock Option Plan Committee approved a stock option exchange program which permitted optionees of record as of that date to exchange all options previously granted for options priced at the FMV share price, $6.875, as of the close of business on that date. The number of new options (the "New Options") to be exchanged for previously granted options (the "Old Options") was determined on the basis of the ratio of the FMV on December 6, 1995 to the FMV or the discount share value of the Old Options when originally granted. New Options could not be exercised until December 6, 1996 and expire upon the same terms as the Old Options.

         The weighted average remaining contractual lives of outstanding options at December 29, 1996 was approximately 7.7 years.

         The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") and related interpretations ("APB 25") in accounting for its stock-based compensation plans. Accordingly, compensation expense has been recognized in the consolidated financial statements with respect to the above plans in accordance with APB 25. Had compensation costs for the above plans been determined based on the fair value of the options at the grant dates under those plans consistent with the methods under Statement of Financial Accounting Standards No. 123 ("Accounting for Stock Based Compensation"), the Company's income from continuing operations and earnings (loss) per share would not have been significantly affected.

15.      STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred Stock

         The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $1.00 per share, none of which has been issued. The Board of Directors has the power to establish the powers, preferences, and rights of each series which may afford the holders of any preferred stock preferences, powers and rights (including voting rights) senior to the rights of the holders of common stock.

         Common Stock

         At December 29, 1996, the Company had an aggregate of 4.8 million of common stock shares reserved for issuance in connection with its stock option plan (3.0 million) and outstanding warrants (1.8 million).

         Warrants

         In June 1994, in connection with the issuance of the Discount Debentures, the Company issued 116,745 warrants to purchase 0.6 million shares of common stock. Each warrant is exercisable on or before July 1, 1999 for
5.1394  shares at a cash price of $11.52 per share upon  exercise.  The warrants

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      STOCKHOLDERS' EQUITY (DEFICIT) (continued)

were valued by projecting the Company's financial results for five years. These financial results were discounted at a rate of 18% to 20% and, with a projected price earnings ratio of 10-11x after five years, yielded a value of approximately $25.70 per warrant or $3.0 million in total. Accordingly, additional paid in capital was increased for the cash received attributable to the warrants and the associated debt reduced, with such reduction to be amortized over the life of the debt.

         In  addition,   the  Company  has  outstanding   warrants  to  purchase
approximately 1.2 million shares of common stock at an exercise price of approximately $12.30 per share at any time prior to October 1999.

         Treasury Stock

         During 1996 and 1995, the Company purchased 624,700 and 929,700 shares of its common stock, respectively, for an aggregate cost of $6.3 million and $7.2 million, respectively, under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

         Other

         The other component of stockholders' equity (deficit) consists of the following:

                                                          December 29,     December 31,      January 1,
                                                             1996             1995             1995
                                                                                   (thousands)
Foreign currency translation adjustment                    $ 3,494          $ 3,448          $ 3,929
Additional pension liability, net of income taxes            1,445            2,872              898
Note receivable from Trace Holdings                          4,373            4,373            3,000
                                                           -------          -------          -------
                                                           $ 9,312          $10,693          $ 7,827
                                                           =======          =======          =======

16.      ENVIRONMENTAL MATTERS

         The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1996, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 29, 1996, the Company has environmental accruals of approximately $4.1 million for environmental matters. In addition, as of December 29, 1996, the Company has net receivables of approximately $0.9 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

         The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride and TDI, principal raw materials used in the manufacturing of foam. The Company completely eliminated the use of chlorofluorocarbons and methylchloroform by the end of 1995. The 1990 CAA Amendments also may result in the imposition of more stringent standards regulating air emissions from the use of these chemicals by polyurethane foam manufacturers, but these standards have not yet been promulgated.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      ENVIRONMENTAL MATTERS (continued)

         The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 29, 1996, the Company has environmental accruals of approximately $3.2 million for the remaining potential remediation costs for these facilities based on engineering estimates.

         Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued $0.4 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

         The Company has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites with an estimated total liability to the Company for the thirteen sites of less than approximately $0.5 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of the Company is considered to be immaterial.

         Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

17.      LITIGATION

         As of February 26, 1997, the Company and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      LITIGATION (continued)

could not be brought in the United States courts. This decision is subject to appeal. The Company believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. In addition, the Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and the Company's liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

         The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position.

18.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Interest Rate Swap Agreements

         The Company has two interest rate swap agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 29, 1996, the total notional principal amount of these interest rate swap agreements was $300.0 million. The counterparty to these agreements is a large international financial institution. The interest rate swap agreements subject the Company to financial risk that will vary during the life of these agreements in relation to market interest rates.

         Concentration of Credit Risk

         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various large financial institutions. The Company's periodic evaluation of these financial institutions are considered in the Company's investment strategy.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (continued)

         The Company sells foam products to the automotive, carpet, cushioning and other industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowance accounts for potential credit losses and such losses have been within management's expectations.

         Disclosure about Fair Value of Financial Instruments

         The following disclosures of the estimated fair value amounts have been determined based on the Company's assessment of available market information and appropriate valuation methodologies.

         The estimated fair values of the Company's financial instruments as of December 29, 1996 are as follows:

                                Carrying Amount         Fair Value
                                             (thousands)

Liabilities:
    Long-term debt               $    497,849          $533,041
                                 ============          ========

    Interest rate swaps          $         --          $  3,160
                                 ============          ========

         Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short-term nature of these instruments.

         The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows.

         The fair value of interest rate swaps are based on the amount at which the Company would pay if the swaps were settled, as determined by estimates obtained from dealers.

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      1996               1995              1994
                                                                     (thousands)

Cash paid for interest                              $ 44,472           $ 47,333          $ 42,734
                                                    ========           ========          ========

Cash paid (received) for income taxes, net          $ (2,855)          $  3,024          $  6,711
                                                    ========           ========          ========

Noncash capital expenditures                        $    165           $    378          $     --
                                                    ========           ========          ========

20.       QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     First             Second              Third                Fourth
                                    Quarter            Quarter            Quarter               Quarter
                                                  (thousands except per share amounts)
                                                                                                   1996
         Net sales                 $ 219,131          $ 240,447           $ 236,766           $ 230,007
         Gross profit                 36,031             38,167              39,960              39,074
         Net income (loss)             6,137            (31,707)            (66,623)              9,058
         Earning (loss) per share       0.24              (1.24)              (2.61)               0.36

                                                                                                   1995
         Net sales                 $ 219,542          $ 215,350           $ 217,036           $ 210,906
         Gross profit                 32,664             33,198              30,809               4,078
         Net income (loss)             5,061              3,923                 425             (62,529)
         Earnings (loss) per share      0.19               0.15                0.02               (2.40)

         During 1996, the Company recorded a net loss on the disposal of Perfect Fit including operating losses during the phase-out period of approximately $43.0 million of which $39.3 million is reflected in the second quarter of 1996 (see Note 3). Also, during 1996 the Company recorded an estimated net loss on the disposal of JPS Automotive including operating losses during the phase-out period of approximately $70.9 million of which $69.7 million is reflected in the third quarter of 1996 (see Note 3). During the fourth quarter of 1996, the Company recorded a $6.5 million net restructuring credit, which is described in
Note 4.

         During 1995, depressed industry conditions necessitated the closing of certain facilities, as more fully described in Note 4, which resulted in a pre-tax restructuring charge of $41.4 million in December 1995 and resulted in certain unusual charges, consisting of inventory write-downs, customer credits and rollbacks. Furthermore, the fourth quarter of 1995 included certain changes in estimates related to recovery of environmental receivables and employee benefit accruals. The unusual charges and change in estimates decreased gross profit by $13.4 million and increased selling, general and administrative expenses by $4.9 million.

                          FOAMEX L.P. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENT SCHEDULE




Index to Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                                                     Schedule II

                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at        Charged to         Charged to                         Balance at
                                            Beginning of       Costs and            other                               End of
                                               Period           Expenses         Accounts(1)         Deductions         Period

YEAR ENDED DECEMBER 29, 1996
Allowance for Uncollectible Accounts        $     4,839        $     704         $       292        $     1,911        $ 3,060
                                            ===========        =========         ===========        ===========        =======

Reserve for Discounts                       $     4,299        $      --         $    12,190        $    13,221        $ 3,268
                                            ===========        =========         ===========        ===========        =======

Valuation Allowance                         $    13,473        $   9,370         $   (6,855)(3)     $        --        $15,988
                                            ===========        =========         ===========        ===========        =======


YEAR ENDED DECEMBER 31, 1995(2)
Allowance for Uncollectible Accounts        $     2,324        $   4,627         $       324        $     2,436        $ 4,839
                                            ===========        =========         ===========        ===========        =======

Reserve for Discounts                       $     1,382        $      --         $    15,056        $    12,139        $ 4,299
                                            ===========        =========         ===========        ===========        =======

Valuation Allowance                         $    12,432        $   4,929         $    (3,888)(3)    $        --        $13,473
                                            ===========        =========         ===========        ===========        =======


YEAR ENDED JANUARY 1, 1995(2)
Allowance for Uncollectible Accounts        $     2,898        $     878         $       146        $     1,598        $ 2,324
                                            ===========        =========         ===========        ===========        =======

Reserve for Discounts                       $     1,326        $      --         $    12,582        $    12,526        $ 1,382
                                            ===========        =========         ===========        ===========        =======

Reserve for Billing Adjustments             $       140        $      --         $      (140)       $        --        $    --
                                            ===========        =========         ===========        ===========        =======

Valuation Allowance                         $    12,884        $    (452)        $        --        $        --        $12,432
                                            ===========        =========         ===========        ===========        =======

 -------------------------------------

(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Fiscal years 1995 and 1994 were restated for discontinued operations.

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.