Form 10-Q
period 1997-03-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1997-05-19
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 12, 1997 was 1,000.



                                  Page 1 of 28
                          Exhibit List on Page 21 of 28

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX
                                                                            Page
Part I.   Financial Information:

          Item 1. Financial Statements

            Foamex L.P.

            Condensed Consolidated Statements of Operations -
                Thirteen Week Periods Ended
                March 30, 1997 and March 31, 1996                             3

            Condensed Consolidated Balance Sheets as of
                March 30, 1997 and December 29, 1996                          4

            Condensed Consolidated Statements of Cash Flows -
                Thirteen Week Periods Ended March 30, 1997
                and March 31, 1996                                            5

            Notes to Condensed Consolidated Financial Statements              6

            Foamex Capital Corporation

            Balance Sheets as of March 30, 1997 and December 29, 1996        13

            Notes to Balance Sheets                                          14

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       16

Part II.  Other Information                                                  21

          Exhibit List                                                       21

          Signatures                                                         28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                  13 Week Periods Ended
                                               March 30,           March 31,
                                                 1997                 1996
                                                       (thousands)
NET SALES                                     $ 229,120           $ 219,131

COST OF GOODS SOLD                              186,323             183,100
                                              ---------           ---------

GROSS PROFIT                                     42,797              36,031

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       15,685              13,601
                                              ---------           ---------

INCOME FROM OPERATIONS                           27,112              22,430

INTEREST AND DEBT ISSUANCE EXPENSE               10,704              10,413

OTHER INCOME, NET                                   650                 200
                                              ---------           ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES             17,058              12,217

PROVISION FOR INCOME TAXES                          842               1,019
                                              ---------           ---------

INCOME FROM CONTINUING OPERATIONS                16,216              11,198

INCOME FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                               --                 637
                                              ---------           ---------

INCOME BEFORE EXTRAORDINARY LOSS                 16,216              11,835

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                          (679)                 --
                                              ---------           ---------

NET INCOME                                    $  15,537           $  11,835
                                              =========           =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                   March 30,         December 29,
ASSETS                                               1997                1996
CURRENT ASSETS:                                             (thousands)
     Cash and cash equivalents                    $  32,657           $  20,968
     Accounts receivable, net                       130,166             125,847
     Inventories                                    102,344             102,610
     Other current assets                            45,519              39,495
                                                  ---------           ---------

        Total current assets                        310,686             288,920

PROPERTY, PLANT AND EQUIPMENT, NET                  185,961             182,427

COST IN EXCESS OF ASSETS ACQUIRED, NET               83,320              83,991

DEBT ISSUANCE COSTS, NET                             14,048              14,902

OTHER ASSETS                                         16,112              15,917
                                                  ---------           ---------

TOTAL ASSETS                                      $ 610,127           $ 586,157
                                                  =========           =========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                        $   3,985           $   3,692
     Current portion of long-term debt                8,784              13,735
     Accounts payable                                73,859              75,621
     Accounts payable to related parties             11,576               8,803
     Accrued interest                                19,147               8,871
     Other accrued liabilities                       46,125              41,108
                                                  ---------           ---------

        Total current liabilities                   163,476             151,830
                                                  ---------           ---------

LONG-TERM DEBT                                      389,162             392,617
                                                  ---------           ---------

OTHER LIABILITIES                                    29,303              28,878
                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES                            --                  --
                                                  ---------           ---------

PARTNERS' EQUITY:
     General partners                                   970                 632
     Limited partner                                 74,178              57,654
     Note receivable from partner                   (34,504)            (33,180)
     Other                                          (12,458)            (12,274)
                                                  ---------           ---------

        Total partners' equity                       28,186              12,832
                                                  ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $ 610,127           $ 586,157
                                                  =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                           13 Week Periods Ended
                                                                        March 30,          March 31,
                                                                          1997                1996
                                                                                 (thousands)
OPERATING ACTIVITIES:
   Net income                                                           $ 15,537           $ 11,835
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                       5,055              5,523
       Amortization of debt issuance costs and debt discount                 703                706
       Income from discontinued operations                                    --               (637)
       Extraordinary loss on early extinguishment of debt                    679                 --
       Other operating activities                                            (83)               389
       Changes in operating assets and liabilities, excluding
          discontinued operations                                         (2,416)            (5,912)
                                                                        --------           --------

          Net cash provided by continuing operating activities            19,475             11,904
          Net cash used for discontinued operations                           --             (3,576)
                                                                        --------           --------
          Net cash provided by operating activities                       19,475              8,328
                                                                        --------           --------

INVESTING ACTIVITIES:
   Capital expenditures                                                   (7,363)            (3,256)
   Decrease in restricted cash                                             8,356                 --
   Other investing activities                                                 --                981
   Discontinued operations investing activities                               --               (292)
                                                                        --------           --------

          Net cash provided by (used for) investing activities               993             (2,567)
                                                                        --------           --------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   293              1,930
   Proceeds from long-term debt                                              500                 --
   Repayment of long-term debt                                            (9,038)            (2,137)
   Distributions to partners                                                (124)                --
   Other financing activities                                               (410)               (32)
                                                                        --------           --------

          Net cash used for financing activities                          (8,779)              (239)
                                                                        --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 11,689              5,522

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 20,968                638
                                                                        --------           --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $ 32,657           $  6,160
                                                                        ========           ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Foamex L.P.'s condensed consolidated balance sheet as of December 29, 1996 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 30, 1997 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the thirteen week periods ended March 30, 1997 and March 31, 1996 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. Also, the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen week period ended March 31, 1996 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

     Foamex-JPS Automotive L.P. ("FJPS") is a 98% limited partner of Foamex L.P., FMXI, Inc. ("FMXI") is a 1% managing general partner of Foamex L.P. and Trace Foam, Inc. ("Trace Foam") is a 1% non-managing general partner of Foamex L.P. FJPS and FMXI are wholly-owned subsidiaries of Foamex International Inc. ("Foamex International").

     On April 7, 1997, Foamex International announced that an evaluation of its capital structure was initiated with the intention of refinancing certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. On May 12, 1997, Foamex International announced a $540.0 million refinancing plan that includes a $480.0 million credit facility and $150.0 million of senior subordinated notes. As part of this refinancing plan, Foamex L.P. commenced tender offers with concurrent consent solicitations for $373.0 million of aggregate principal amount of its public debt and $116.7 million of aggregate principal amount of FJPS senior secured discount debentures due 2004. The refinancing activities are expected to be completed by the end of the second quarter of 1997. (See Note 5 below for further discussion).

     Foamex International expects that as a result of its refinancing activities, assuming no material changes in interest rates and the tendering of substantially all of Foamex International's outstanding public debt, future annualized interest expense will be reduced by between $8.0 million and $11.0 million as compared to the expense required by the existing indentures and credit agreements. Foamex International expects that future interest expense, and the ability to realize the savings in interest expense, will vary based on a variety of factors, including fluctuation in interest rates in general; the pricing of the credit agreement and the senior subordinated notes; and the percentage of securities tendered in the tender offers. In addition, if the refinancing is consummated, variable rate debt will comprise a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past.

     Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s 1996 consolidated financial statements and notes thereto as set forth in Foamex L.P.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   DISCONTINUED OPERATIONS

     During 1996, Foamex L.P. sold the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"), a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of Foamex L.P.'s home comfort products business segment. Accordingly, the accompanying condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen week period ended March 31, 1996 reflects the home comfort products business segment as discontinued operations.

     Foamex L.P.'s condensed consolidated financial statements have been restated to reflect the discontinuation of the home comfort products business segment. A summary of the operating results for the discontinued operations is as follows:

                                                                           13 Week Period Ended
                                                                               March 31, 1996
                                                                               (thousands)
Net sales                                                                       $ 25,162
Gross profit                                                                       4,250
Income from operations                                                             1,224
Interest and debt issuance expense                                                 1,194
Income from discontinued operations before (benefit) from income taxes                30
Benefit for income taxes                                                            (607)
Income from discontinued operations, net of income taxes                             637

3.   INVENTORIES

     Inventories consist of:

                                         March 30,       December 29,
                                           1997              1996
                                                (thousands)
     Raw materials and supplies          $ 56,766          $ 61,559
     Work-in-process                       15,166            13,453
     Finished goods                        30,412            27,598
                                         --------          --------

        Total                            $102,344          $102,610
                                         ========          ========

4.   RELATED PARTY TRANSACTIONS

     Foamex L.P. has a $56.2 million principal amount note, as amended, due 2006 (the "FJPS Note") from its 98% limited partner FJPS which is included in partner's equity with an accreted value of $34.5 million as of March 30, 1997. The original issue discount is being amortized using the weighted average to maturity method over the life of the issue. The accretion of the original issue discount of $1.3 million and $1.8 million for the thirteen week periods ended March 30, 1997 and March 31, 1996, respectively, has been reflected as a direct increase in the FJPS Note and the partners' capital accounts, and thereby excluded from the condensed consolidated statements of operations.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   RELATED PARTY TRANSACTIONS (continued)

     Foamex L.P. has a supply agreement (the "Supply Agreement") with pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended March 30, 1997 and March 31, 1996, Foamex L.P. purchased approximately $27.7 million and $24.1 million, respectively, of raw materials under the Supply Agreement. As of March 30, 1997 and December 29, 1996, Foamex L.P. had accounts payable to Foamex International of approximately $11.6 million and $8.8 million, respectively, associated with the Supply Agreement.

     Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.4 million and $0.2 million during the thirteen week periods ended March 30, 1997 and March 31, 1996, respectively.

5.   LONG-TERM DEBT

     Refinancing Plan

     On May 12, 1997, Foamex International announced a refinancing plan designed to improve its financial and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of Foamex International, commenced tender offers with concurrent consent solicitations for a total of $373.0 million of its aggregate principal of public debt and $116.7 million principal amount of FJPS's public debt, including:

o $104.3 million of aggregate principal of its 9 1/2% Senior Secured Notes due 2000 for an aggregate consideration of 104.193% of principal plus accrued interest, comprised of a tender price of 102.193% and a consent fee of 2%;

o $135.9 million of aggregate principal of its 11 1/4% Senior Notes due 2002 for an aggregate consideration of 105.709% of principal plus accrued interest, comprised of a tender price of 103.709% and a consent fee of 2%;

o $125.8 million of aggregate principal of its 11 7/8% Senior Subordinated Debentures due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2%;

o $7.0 million of aggregate principal of its 11 7/8% Senior Subordinated Debentures, Series B due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2%; and

o $116.7 million principal amount of the Foamex-JPS Automotive L.P. Senior Secured Discount Debentures due 2004 ("FJPS Discount Debentures") for an aggregate consideration of 88% of principal amount, which represents approximately 116.2% of the projected accreted value as of June 9, 1997, comprised of a tender price of 86% of principal amount and a consent fee of 2%.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

     The consent solicitations will expire on May 23, 1997 and the tender offers will expire on June 9, 1997. Holders who tender their securities in the tender offers will be deemed to have submitted consents in the consent solicitations. Holders may not deliver consents without tendering their securities. Holders must tender their securities prior to May 23, 1997 in order to receive the consent fee. Holders who tender their securities after such date and before the expiration date of June 9, 1997 will receive the tender price for their securities, but will not receive the consent fee. Upon the closing of the refinancing plan, Foamex L.P. intends to distribute the purchased FJPS Discount Debentures to its partners.

     Foamex L.P. also plans to repay all borrowings under the terms of its existing credit facility outstanding at the closing of the refinancing plan which is estimated to be $5.2 million. Outstanding term loan borrowings as of March 30, 1997 is approximately $10.0 million (see Extinguishment of Debt discussed below).

     Foamex L.P. expects to fund the repurchase with the proceeds of:

o A $480.0 million Foamex L.P. credit facility arranged by a bank lending group including an estimated $150.0 million revolving credit line. Upon completion of the refinancing transactions, it expects to have approximately $100.0 million available under the revolving credit line.

o A $150.0 million offering of Foamex L.P. senior subordinated notes in the Rule 144A market.

o    Cash on hand.

     Foamex L.P. expects to complete its refinancing activities by the end of the second quarter of 1997 and record an extraordinary loss on the early extinguishment of debt of between $46.0 million to $50.0 million in the second quarter of 1997 related to the premiums paid to repurchase the debt, the write-off of debt issuance costs and additional one-time charges related to the other aspects of the refinancing plan.

     Foamex L.P. 's future interest expense will increase and vary based on a variety of factors, including fluctuation in interest rates in general; the pricing of the credit agreement and the senior subordinated notes; and the percentage of securities tendered in the tender offers. In addition, if the refinancing is consummated, variable rate debt will comprise a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past. Also, the amount of the expected extraordinary loss on the early extinguishment of debt in the second quarter of 1997 will vary based on a variety of factors, including the percentage of securities tendered in the tender offers and other factors beyond Foamex L.P.'s control.

     Consummation of the tender offers, the consent solicitations, the credit facility and the senior subordinated notes offering are subject to conditions, several of which are beyond Foamex L.P.'s control, and there can be no assurance that such transactions will be consummated.

     This Report shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by Foamex L.P. in the private placement.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

     Extinguishment of Debt

     During 1997, Foamex L.P. used approximately $8.4 million of the net proceeds from the sale of Perfect Fit to repurchase outstanding indebtedness of approximately $8.0 million. Also, during April 1997, Foamex L.P. used the remaining net proceeds from the sale of Perfect Fit to reduce bank term loan borrowings by approximately $3.8 million.

6.   ENVIRONMENTAL MATTERS

     As of March 30, 1997, Foamex L.P. has environmental accruals of approximately $4.0 million for environmental matters. In addition, as of March 30, 1997, Foamex L.P. has net receivables of approximately $1.0 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivable established for indemnification is probable.

     On May 5, 1997, there was an accidental chemical spill at one of Foamex L.P.'s manufacturing facilities that was contained on site. The remaining clean-up of the site is expected to primarily consist of the disposal of contaminated soil. Foamex L.P. has contacted the appropriate environmental authorities but has received no notification from such authorities regarding the accidental chemical spill including the method of disposal of the contaminated soil. Foamex L.P. expects to take a charge of at least $0.6 million in the second quarter of 1997 for the clean-up of the site including the disposal of the contaminated soil. The actual cost and the timetable of the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

     Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four additional facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of March 30, 1997, Foamex L.P. has environmental accruals of approximately $3.1 million for the remaining potential remediation costs for these facilities based on engineering estimates.

     Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. Foamex L.P. has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued approximately $0.4 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

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

7.   LITIGATION

     As of May 12, 1997, Foamex L.P. and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)



                                                      March 30,     December 29,
ASSETS                                                  1997           1996
(thousands)

CASH                                                   $    1        $     1
                                                       ======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                          $    -        $     -
                                                       ------        -------

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding        -             -
     Additional paid-in capital                             1             1
                                                       ------        ------

        TOTAL STOCKHOLDER'S EQUITY                     $    1        $     1
                                                       ======        =======



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

     11 1/4% Senior Notes due 2002 ("Senior Notes")

     The Senior Notes bear interest at the rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes are collateralized by certain real property of Foamex L.P. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2000. The Senior Notes have been guaranteed, on a senior basis, by General Felt and Foamex International.

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

     11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

     The Series B Debentures were issued July 30, 1993 by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures. The Series B Debentures have been guaranteed on a senior subordinated basis by General Felt.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)



2.   COMMITMENTS AND CONTINGENCIES (continued)

     Refinancing Plan

     On May 12, 1997, Foamex International announced a refinancing plan designed to improve its financing and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of Foamex International, commenced tender offers with concurrent consent solicitations for a total of $373.0 million of its aggregate principal of public debt and $116.7 million principal amount of FJPS's public debt See Note 5 to Foamex L.P.'s condensed consolidated financial statements for further discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry, together with its wholly-owned subsidiaries, General Felt Industries, Inc., Foamex Fibers, Inc., Foamex Canada Inc., Foamex Latin America, Inc., and Foamex Asia, Inc. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report.

     On April 7, 1997, Foamex International announced that an evaluation of its capital structure was initiated with the intention of refinancing certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. On May 12, 1997, Foamex International announced a refinancing plan designed to improve its financial and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of Foamex International, commenced tender offers with concurrent consent solicitations for a total of $373.0 million of its aggregate principal of public debt and $116.7 million principal amount of FJPS's public debt. The refinancing plan, including the tender offers, are subject to conditions, several of which are beyond the control of Foamex L.P., therefore, there can be no assurance that such transactions will be consummated. (See Note 5 to the condensed consolidated financial statements for further discussion).

     The principal suppliers to the foam industry announced raw material price increases effective April 1997. Foamex L.P. is unable to predict whether, or to what extent, the April 1997 increases or any future increase will be sustained. Foamex L.P. believes that if any price increase is sustained in the industry, it will also be impacted by such increase. There can be no assurance that chemical suppliers will not increase raw material costs in the future or that Foamex L.P. will be able to implement selling price increases to offset any such raw material cost increases.

     During 1996, Foamex L.P. sold Perfect Fit which comprised the home comfort products business segment of Foamex L.P. Accordingly, the accompanying condensed consolidated statement of operations and statement of cash flows for the thirteen week period ended March 31, 1996 reflects the home comfort products business segment as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

     Operating results for 1997 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued implementation of the operational plan to improve Foamex L.P.'s profitability, (ii) the potential recapitalization of Foamex L.P., (iii) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (iv) Foamex L.P.'s success in passing on to its customers selling price increases to recover such raw material cost increases.1

13 Week Period Ended March 30, 1997 Compared to 13 Week Period Ended March 31, 1996

Results of Operations

     Net sales for the first quarter of 1997 were $229.1 million as compared to $219.1 million in the first quarter of 1996, an increase of $10.0 million or 4.6%. Carpet cushion net sales for the first quarter of 1997 increased 6.9% to $67.9 million from $63.5 million in the first quarter of 1996 primarily due to the effect of increased selling prices that were initiated late in the second quarter of 1996, as well as increased shipments of certain carpet cushion products. Cushioning foam net sales for the first quarter of 1997 increased 1.8% to $84.0 million from $82.5 million in the first quarter of 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Automotive foam net sales for the first quarter of 1997 increased 6.6% to $59.7 million from $56.0 million in the first quarter of 1996 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices during the first quarter of 1996. Technical foam net sales for the first quarter of 1997 increased 2.3% to $17.5 million from $17.1 million in the first quarter of 1996 primarily due to increased volume.

--------
1 This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Pages 3 and 4 of Foamex L.P.'s 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross profit as a percentage of net sales increased to 18.7% for the first quarter of 1997 from 16.4% in the first quarter of 1996 primarily due to selling price increases and improved material and production efficiencies which includes
(i) an increased favorable impact during the first quarter of 1997 as compared to the first quarter of 1996 for the selling prices initiated in 1996 to offset previous raw material cost increases, (ii) favorable raw material efficiencies and (iii) an increased favorable impact of the 1995 operational plan in the first quarter of 1997 as compared to the first quarter of 1996.

     Operating income increased to $27.1 million for the first quarter of 1997 from $22.4 million in the first quarter of 1996 primarily due to improved gross profit margins as discussed above offset by an increase of $2.1 million in selling, general and administrative expenses for the first quarter of 1997. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives and costs associated with the launching of new products and international expansion.

     Income from continuing operations increased to $16.2 million for the first quarter of 1997 from $11.2 million in the first quarter of 1996 primarily due to the reasons cited above. Interest and debt issuance expense of $10.7 million for the first quarter of 1997 is fairly consistent with $10.4 million for the first quarter of 1996.

     Income from discontinued operations in the first quarter of 1996 represents the operating income of Perfect Fit which was sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion.

     The extraordinary loss on early extinguishment of debt of $0.7 million relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of $8.0 million of long-term debt.

Foamex Capital Corporation ("FCC")

     FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and FCC has no other material operations.

Liquidity and Capital Resources

     Effects of the Refinancing Plan2

     Upon consummation of the refinancing plan, Foamex L.P. will purchase all securities validly tendered in the tender offers, and will repay its existing credit facility. Foamex L.P. will fund such payments through the issuance of $150.0 million principal amount of senior subordinated notes in a private placement, a new credit facility for up to $480.0 million, of which approximately $380.0 million is expected to be borrowed upon the closing of the refinancing, and with cash on hand. Consummation of the refinancing plan is expected to increase the outstanding principal amount of Foamex L.P.'s total long-term debt by $152.5 million from $398.0 million as of March 30, 1997 to $550.5 million on a pro forma basis (assuming all of the securities are tendered in the tender offers).

     Foamex L.P. expects to complete its refinancing activities by the end of the second quarter of 1997 and take a one-time charge, of between $46.0 million to $50.0 million in the second quarter of 1997 related to the early extinguishment of debt, the write-off of debt issuance costs and additional one-time charges related to the other aspects of the other refinancing plan.

--------
2 This paragraph contains forward-looking statements and should be read in conjunctions with the discussion regarding forward-looking statements set forth on Pages 3 and 4 of Foamex L.P.'s 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P.'s future interest expense will increase and vary based on a variety of factors, including fluctuation in interest rates in general; the pricing of the credit agreement and the senior subordinated notes; and the percentage of securities tendered in the tender offers. In addition, if the refinancing is consummated, variable rate debt will comprise a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past. Foamex L.P. also noted that the size of the expected one-time pre-tax charge in the second quarter of 1997 related to the refinancing will vary based on a variety of factors, including the percentage of securities tendered in the tender offers and other factors beyond Foamex L.P.'s control.

     Consummation of the tender offers, the consent solicitations, the credit facility and the senior subordinated notes offering are subject to conditions, several of which are beyond Foamex L.P.'s control, and there can be no assurance that such transactions will be consummated. (See Note 5 to the condensed consolidated financial statements).

     Liquidity and Capital Resources

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under revolving credit agreements, if necessary, will be adequate to meet its operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in its credit agreements or indentures and such noncompliance was not cured by Foamex L.P. or waived by the lenders or bondholders. Foamex L.P. was in compliance with such covenants as of March 30, 1997 and expects to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its existing financing agreements.

     Cash and cash equivalents increased $11.7 million during the first quarter of 1997 to $32.7 million at March 30, 1997 from $21.0 million at December 29, 1996 primarily due to $19.5 million of net cash provided by operating activities offset by $7.4 million of cash used for capital expenditures and $0.4 million used for other financing activities. In addition, Foamex L.P. utilized approximately $8.4 million of restricted cash to repurchase long-term debt with a net book value of approximately $8.0 million. Cash flow from continuing operating activities increased $7.6 million to $19.5 million for the first quarter of 1997 as compared to $11.9 million for the first quarter of 1996. Cash flow from continuing operating activities increased for 1997 as compared to 1996 primarily due to an increase of $3.7 million in net income and a $3.5 million reduction in the use of cash for operating assets and liabilities.

     Working capital increased $10.1 million for the first quarter of 1997 to $147.2 million at March 30, 1997 from $137.1 million at December 29, 1996. The increase in working capital is primarily due to improved operating results from continuing operations. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $3.1 million to $147.1 million at March 30, 1997 from $144.0 million at December 29, 1996 primarily due to an increase in accounts receivable offset by an increase in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for March 1997 as compared to December 1996. The increase in accounts payable is primarily due to the timing of payments. Inventories were fairly consistent as compared to December 29, 1996.

     During 1997, Foamex L.P. spent approximately $7.4 million on capital expenditures and expects to maintain or reduce spending for capital expenditures for the foreseeable future since significant capital projects (e.g. new Mexico City facility) are expected to be completed during 1997.

     As of March 30, 1997, there were no outstanding revolving credit borrowings under Foamex L.P.'s existing credit facility with unused availability of approximately $32.8 million. Borrowings by Foamex Canada

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inc. as of March 30, 1997 were $4.0 million under a revolving credit agreement with unused availability of approximately $0.3 million.

     Interest Rate Swaps

     Foamex L.P. has interest rate swap agreements with a notional amount of $300.0 million through December 2001. Under the swap agreements, Foamex L.P. is obligated to make fixed payments at 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.0% per annum for the remainder of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate Foamex L.P. is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $0.9 million and $0.8 million for the thirteen week periods ended March 30, 1997 and March 31, 1996, respectively.

Environmental Matters

     On May 5, 1997, there was an accidental chemical spill at one of Foamex L.P.'s manufacturing facilities that was contained on site. The remaining clean-up of the site is expected to primarily consist of the disposal of contaminated soil. Foamex L.P. has contacted the appropriate environmental authorities but has received no notification from such authorities regarding the accidental chemical spill including the method of disposal of the contaminated soil. Foamex L.P. expects to take a charge of at least $0.6 million in the second quarter of 1997 for the clean-up of the site including the disposal of the contaminated soil. The actual cost and the timetable of the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations have not had a material adverse effect on its operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of March 30, 1997 was approximately $4.0 million. In addition, as of March 30, 1997, Foamex L.P. has net receivables of approximately $1.0 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

     The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inflation and Other Matters

     There was no significant impact on Foamex L.P.'s operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future. Effective in January 1997, Foamex L.P.'s operations in Mexico became subject to highly inflationary accounting for financial reporting purposes. Translation adjustments resulting from fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar will be included in Foamex L.P.'s consolidated statement of operations as compared to partner's equity. Large fluctuations in the Mexican Peso exchange rate could have an adverse impact on Foamex L.P.'s results of operations.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

          The information from Notes 6 and 7 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of March 30, 1997 (unaudited) is incorporated herein by reference.

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

4.21(b) - Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.22(t) - Fourth Supplemental Indenture, dated as of August 1, 1996, among Foamex L.P. and FCC, as Issuers, Foamex International, as Parent Guarantor, General Felt, as Guarantor, Perfect Fit, as withdrawing guarantor, and Fleet, as Trustee, relating to the Senior Subordinated Debentures.
4.23(i) - Indenture, dated as of June 28, 1994, among FJPS and FJCC, as Issuers, Foamex International, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior Secured Discount Debentures due 2004, including form of Senior Secured Discount Debenture.
4.24(m) - Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior Secured Discount Debentures.
4.25(i) - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.26(u) - Consent, Waiver and Amendment Agreement, dated December 11, 1996, between FJPS and Foamex L.P.
4.27(t) - Commitment letter, dated July 9, 1996, from The Bank of Nova Scotia to Foamex Canada Inc.
4.28(t) - Third Amended and Restated Credit Agreement, dated as of July 30, 1996, among Foamex L.P., General Felt, Trace Foam Company, Inc. ("Trace Foam"), FMXI, Inc. ("FMXI"), Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Credit Agreement").
4.29(t) - First Amendment to Third Amended and Restated Credit Agreement, dated September 30, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.
4.30(u) - Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scoria, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.
4.31(a) - Guaranties, dated November 18, 1993, executed by each of Foamex L.P., General Felt and Perfect Fit, as guarantor, respectively, in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the Credit Agreement.
4.32(a) - Guaranty, dated November 18, 1993, executed by FCC in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt and Perfect Fit under the Credit Agreement.
4.33(u) - Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.34(q) - First Amendment to Amended and Restated Guaranty, dated June 30, 1995, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.35(q) - Second Amendment to Amended and Restated Guaranty, dated February 27, 1996, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.36(t) - Third Amendment to Amended and Restated Guaranty, dated November 27, 1996, executed by Foamex International in favor of Citibank, N.A. as Collateral Agent, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.37(a) - Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit and FCC, respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.

4.38(u)       - Amendatory Agreement, dated as of June 28, 1994, among Foamex
              L.P., General Felt, Perfect Fit, FCC and Citibank, N.A., as
              collateral agent under the Credit Agreement.
4.39(s)       - Amendatory Agreement, dated as of July 30, 1996, among Foamex
              L.P., General Felt, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.
4.40(a)       - Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit
              Agreement and Shawmut, as trustee under the Foamex L.P. Senior
              Secured Note Indenture.
4.41(a)       - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to
              John Rallis ("Rallis").
4.42(a)       - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and Marely s.a. ("Marely").
4.43(a)       - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding, Inc. ("DLJ
              Funding").
4.44(s)       - Promissory Note, dated July 7, 1996, in the aggregate principal amount of $4,372,516, executed by Trace Holdings to Foamex L.P.
10.1(u)       - Revised Confirmation Letter Agreements, dated as of January 7,
              1997, by and between Foamex L.P. and Citibank, N.A.
10.2(u)       - Assignment Agreement, dated as of December 16, 1996, among
              Foamex L.P., FCC, and Solomon Holdings, Inc. ("Solomon Holdings").
10.3(d)       - Reimbursement Agreement, dated as of March 23, 1993, between
              Trace Holdings and General Felt.
10.4(d)       - Shareholder Agreement, dated December 31, 1992, among Recticel,
              s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P.,
              Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell and
              Prefoam AG relating to foam technology sharing arrangement.
10.5(e)       - Asset Transfer Agreement, dated as of October 2, 1990, between
              Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer
              Agreement").
10.6(e)       - First Amendment, dated as of December 19, 1991, to the Trace
              Holdings Asset Transfer Agreement.
10.7(e)       - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.8(e)       - Asset Transfer Agreement, dated as of October 2, 1990, between
              RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.9(e)       - First Amendment, dated as of December 19, 1991, to the RFC Asset
              Transfer Agreement.
10.10(e)      - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
              Protocol").
10.11(d)      - The 5.03 Protocol Assumption Agreement, dated as of October 13,
              1992, between RFC and Foamex L.P.
10.12(d)      - Letter Agreement between Trace Holdings and Recticel regarding the Recticel guaranty, dated as of July 22, 1992.
10.13(i)      - Supply Agreement, dated June 28, 1994, between Foamex L.P. and
              Foamex International.
10.14(i)      - First Amended and Restated Tax Sharing Agreement, dated as of
              December 14, 1993, among Foamex L.P., Trace Foam, FMXI and Foamex
              International.
10.15(i)      - Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and
              Foamex International. 10.16(u) - Tax Distribution Advance
              Agreement, dated as of December 11, 1996, by and between Foamex
              L.P. and FJPS.
10.17(d)      - Trace Foam Management Agreement between Foamex L.P. and Trace
              Foam, dated as of October 13, 1992.
10.18(i)      - Affirmation Agreement re: Management Agreement, dated as of
              December 14, 1993 between Foamex L.P. and Trace Foam.
10.19(e)(p)   - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.20(e)(p)   - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.21(e)(p)   - Equity Growth Participation Program.

10.22(j)(o)   - General Felt Industries, Inc. Retirement Plan for Salaried
              Employees, effective as of January 1, 1995.
10.23(e)(o)   - Foamex L.P. Salaried Retirement Plan (formerly known as the
              Foamex L.P. Products, Inc. Salaried Employee Retirement Plan), as
              amended, effective July 1, 1984.
10.24(e)(p)   - Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.25(o)      - Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.26(a)(p)   - Foamex International's 1993 Stock Option Plan.
10.27(a)(p)   - Foamex International's Non-Employee Director Compensation Plan.
10.28(a)(p)   - Employment Agreement, dated as of May 6, 1993, by and between
              Foamex L.P. and Rallis.
10.29(f)(p)   - Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.30(p)      - Employment Agreement, dated as of July 26, 1995, by and between
              Foamex L.P. and Salvatore J. Bonanno.
10.31(a)      - 1993 Recticel Master Agreement, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, RFC, Foamex International,
              Recticel s.a., MGM, FCD Sub and Foamex L.P.
10.32(a)      - Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and RFC.
10.33(a)      - Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and RFC.
10.34(a)      - 1993 Agreement of Terms, dated as of November 4, 1993, by and among Trace Holdings, Trace Foam, Foamex L.P., Foamex
              International and GBNY.
10.35(a)      - 1993 Marely Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, Foamex
              L.P. and Marely.
10.36(a)      - Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.37(a)      - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Marely.
10.38(a)      - Redemption and Withdrawal Agreement, dated as of December 14,
              1993, by and between Foamex L.P. and Marely.
10.39(a)      - 1993 DLJ Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, DLJ
              Funding and Foamex L.P.
10.40(a)      - Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.41(a)      - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding.
10.42(a)      - Redemption and Withdrawal Agreement, dated as of December 14,
              1993, by and between Foamex L.P. and DLJ Funding.
10.43(a)      - 1993 Rallis Master Agreement, dated as of November 4, 1993, by and among Foamex International, Trace Holdings, Trace Foam, Rallis and Foamex L.P.
10.44(a)      - Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Rallis.
10.45(a)      - Partial Redemption Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Rallis.
10.46(c)      - Exchange Agreement Regarding Admission of Limited Partner and
              Put Option, dated as of May 1, 1993, among Rallis, Pegasus
              Properties, Foamex L.P. and Trace Holdings.
10.47(a)      - Amended and Restated Put Option Agreement, dated as of December
              14, 1993, by and between Trace Holdings and Rallis.
10.48(a)      - Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Holdings.
10.49(a)      - Redemption and Withdrawal Agreement, dated as of December 14,
              1993, by and between Foamex L.P. and Trace Holdings.
10.50(a)      - Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Foam.
10.51(a)      - Withdrawal Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Trace Foam.

10.52(a)      - Exchange Agreement, dated as of December 14, 1993, by and between Foamex International and FCD Sub.
10.53(a)      - Redemption and Withdrawal Agreement, dated as of December 14,
              1993, by and between Foamex L.P. and FCD Sub.
10.54(a)      - Release and Termination Agreement, dated as of December 14,
              1993, by and among Trace Holdings, Trace Foam, Foamex L.P., RFC,
              Marely, DLJ, MGM, FCD Sub, Recticel s.a., SGB, GBNY, and
              Wilmington Trust Company.
10.55(f)      - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S. A., the
              stockholders which are parties thereto, and Foamex L.P.
10.56(r)      - Agreement and Plan of Merger, as amended, dated as of June 11,
              1996, by and among PFI Subsidiary, Inc., PFI Acquisition Corp.,
              Jody B. Vitale, Perfect Fit, General Felt, and Foamex L.P.
27            - Financial Data Schedule.


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

(t) Incorporated herein by reference to the Exhibits to the Form 10-Q of Foamex L.P. for the quarterly period ended September 30, 1996.

(u) Incorporated herein by reference to the Exhibits to the Form 10-K of Foamex L.P. for the year ended December 29, 1996.

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



                                      FOAMEX L.P.

                                      By:  FMXI, INC.
                                      General Partner


Date: May 15, 1997                    By:   /s/ Kenneth R. Fuette
                                            ----------------------
                                            Kenneth R. Fuette
                                            Chief Financial Officer and
                                            Chief Accounting Officer




                                      FOAMEX CAPITAL CORPORATION



Date: May 15, 1997                    By:   /s/ Kenneth R. Fuette
                                            ----------------------
                                            Kenneth R. Fuette
                                            Chief Financial Officer and
                                            Chief Accounting Officer