Form 10-Q
period 1997-06-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1997-08-13
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 8, 1997 was 1,000.

                                  Page 1 of 30
                          Exhibit List on Page 25 of 30

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX
                                                                          Page
Part I.   Financial Information:

          Item 1. Financial Statements

            Foamex L.P.

            Condensed Consolidated Statements of Operations - Thirteen
               Week and  Twenty-Six  Week Periods  Ended June 29, 1997
               and June 30, 1996                                           3

            Condensed Consolidated  Balance Sheets as of June 29, 1997
               and December 29, 1996                                       4

            Condensed   Consolidated   Statements   of  Cash  Flows  -
               Twenty-Six  Week  Periods  Ended June 29, 1997 and June
               30, 1996                                                    5

            Notes to Condensed Consolidated Financial Statements           6

            Foamex Capital Corporation

            Balance Sheets as of June 29, 1997 and  December  29, 1996    15

            Notes to Balance Sheets                                       16

          Item 2. Management's  Discussion and Analysis of Financial
                  Condition and Results of Operations                     18

Part II.  Other Information                                               24

          Exhibit List                                                    25

          Signatures                                                      30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                          13 Week Periods Ended          26 Week Periods Ended
                                          June 29,       June 30,        June 29,       June 30,
                                            1997          1996             1997          1996
                                                               (thousands)
NET SALES                                 $239,887       $240,447       $469,007       $459,578

COST OF GOODS SOLD                         195,107        202,280        381,430        385,380
                                         ---------      ---------      ---------      ---------

GROSS PROFIT                                44,780         38,167         87,577         74,198

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  15,646         13,526         31,331         27,127
                                         ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                      29,134         24,641         56,246         47,071

INTEREST AND DEBT ISSUANCE EXPENSE          10,805         10,311         21,509         20,724

OTHER INCOME, NET                              472            337          1,122            537
                                         ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES        18,801         14,667         35,859         26,884

PROVISION FOR INCOME TAXES                   2,417          2,699          3,259          3,718
                                         ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS           16,384         11,968         32,600         23,166

LOSS FROM DISCONTINUED OPERATIONS               --        (40,164)            --        (39,527)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                  (44,859)            --        (45,538)            --
                                         ---------      ---------      ---------      ---------

NET INCOME (LOSS)                         $(28,475)      $(28,196)      $(12,938)      $(16,361)
                                         =========      =========      =========      =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                       June 29,    December 29,
ASSETS                                                   1997         1996

CURRENT ASSETS:                                              (thousands)
     Cash and cash equivalents                          $4,508        $20,968
     Accounts receivable, net                          136,211        125,847
     Inventories                                       106,723        102,610
     Other current assets                               45,483         39,495
                                                     ---------      ---------
        Total current assets                           292,925        288,920

PROPERTY, PLANT AND EQUIPMENT, NET                     190,631        182,427

COST IN EXCESS OF ASSETS ACQUIRED, NET                  82,732         83,991

DEBT ISSUANCE COSTS, NET                                18,428         14,902

OTHER ASSETS                                            15,978         15,917
                                                     ---------      ---------

TOTAL ASSETS                                          $600,694       $586,157
                                                     =========      =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                              $3,960         $3,692
     Current portion of long-term debt                   8,351         13,735
     Accounts payable                                   67,659         75,621
     Accounts payable to related parties                12,347          8,803
     Accrued interest                                    3,172          8,871
     Other accrued liabilities                          47,588         41,108
                                                     ---------      ---------
        Total current liabilities                      143,077        151,830
                                                     ---------      ---------

LONG-TERM DEBT                                         537,951        392,617
                                                     ---------      ---------

OTHER LIABILITIES                                       37,883         28,878
                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                     ---------      ---------

PARTNERS' EQUITY (DEFICIT):
     Partners' capital accounts                       (107,774)        58,286
     Note receivable from partner                           --        (33,180)
     Other                                             (10,443)       (12,274)
                                                     ---------      ---------
        Total partners' equity (deficit)              (118,217)        12,832
                                                     ---------      ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)      $600,694       $586,157
                                                     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                         26 Week Periods Ended
                                                                        June 29,      June 30,
                                                                          1997          1996

OPERATING ACTIVITIES:                                                         (thousands)
   Net income (loss)                                                   $(12,938)      $(16,361)
   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
       Depreciation and amortization                                     10,301         10,711
       Amortization of debt issuance costs and debt discount              1,370          1,433
       Extraordinary loss on extinguishment of debt                      45,538             --
       Loss from discontinued operations                                     --         39,527
       Other operating activities                                           798           (597)
       Changes in operating assets and liabilities                      (47,256)       (19,815)
                                                                      ---------      ---------

          Net cash provided by (used for) continuing operations          (2,187)        14,898
          Net cash used for discontinued operations                          --         (1,017)
                                                                      ---------      ---------
          Net cash provided by (used for) operating activities           (2,187)        13,881
                                                                      ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                 (16,369)        (7,798)
   Purchase of FJPS senior secured discount debentures                 (105,829)            --
   Decrease in restricted cash                                           12,143             --
   Other investing activities                                                35          1,399
   Discontinued operations investing activities                              --           (900)
                                                                      ---------      ---------

          Net cash used for investing activities                       (110,020)        (7,299)
                                                                      ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                  256          1,976
   Proceeds from revolving loans                                         49,000             --
   Proceeds from long-term debt                                         453,500             --
   Repayment of long-term debt                                         (363,392)        (4,272)
   Premiums and costs associated with debt extinguishment               (22,918)            --
   Debt issuance costs                                                  (14,746)            --
   Distributions to partners                                             (5,949)        (2,478)
   Other financing activities                                                (4)            (8)
                                                                      ---------      ---------

          Net cash provided by (used for) financing activities           95,747         (4,782)
                                                                      ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 (16,460)         1,800

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                20,968            638
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                      $4,508         $2,438
                                                                      =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

       Foamex L.P.'s condensed consolidated balance sheet as of December 29, 1996 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 29, 1997 and the condensed consolidated statements of operations for the thirteen week and twenty-six periods ended June 29, 1997 and June 30, 1996 and the condensed consolidated statements of cash flows for the twenty-six week periods ended June 29, 1997 and June 30, 1996 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. Also, the condensed consolidated statement of operations for the thirteen week and twenty-six week periods ended June 30, 1996 and the condensed consolidated statement of cash flows for the twenty-six week period ended June 30, 1996 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

       On June 12, 1997, Foamex International Inc. ("Foamex International") substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004 (the "Discount Debentures") and repaid $5.2 million of term loan borrowings under its old credit facility. Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $44.5 million. (See Note 5 below for further discussion.) The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "New Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007.

       In addition, Foamex L.P. intends to call for redemption on October 1, 1997 approximately $26.0 million of the approximately $30.0 million of its outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption is expected to be funded from the New Credit Facility. In connection with this redemption, Foamex L.P. is expected to incur an extraordinary loss on the early extinguishment of debt of approximately $2.6 million in the fourth quarter of 1997.

       Upon consummation of the Refinancing Plan on June 12, 1997, FJPS was merged into Foamex International, which thus became a 98% limited partner of Foamex L.P. FMXI, Inc. ("FMXI") is a 1% managing general partner of Foamex L.P. and Trace Foam Company, Inc. ("Trace Foam") is a 1% non-managing general partner of Foamex L.P. FMXI is a wholly-owned subsidiary of Foamex International.

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

2. DISCONTINUED OPERATIONS

       During 1996, Foamex L.P. sold the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"), a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included the net assets of Foamex L.P.'s home comfort products business segment.

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)

2. DISCONTINUED OPERATIONS (continued)

       Foamex L.P.'s condensed consolidated financial statements have been restated to reflect the discontinuation of the home comfort products business segment. A summary of the operating results for the discontinued operations is as follows:

                                              13 Week Period Ended   26 Week Period Ended
                                                   June 30, 1996        June 30, 1996
                                                              (thousands)
Net sales                                             $24,935            $50,097
Gross profit                                            3,815              8,065
Income (loss) from operations                            (101)             1,123
Interest and debt issuance expense                      1,190              2,384
Other expense                                             348                348
Loss on disposal of discontinued operations           (39,297)           (39,297)
Loss from discontinued operations
before (benefit) from income taxes                    (40,936)           (40,906)
Benefit for income taxes                                 (772)            (1,379)
Loss from discontinued operations,
       net of income taxes                            (40,164)           (39,527)

3. INVENTORIES

       The components of inventories consist of:

                                     June 29,        December 29,
                                       1997             1996
                                            (thousands)
Raw materials and supplies           $59,070           $61,559
Work-in-process                       17,305            13,453
Finished goods                        30,348            27,598
                                    --------          --------
       Total                        $106,723          $102,610
                                    ========          ========

4. RELATED PARTY TRANSACTIONS

       In connection with the Refinancing Plan, Foamex L.P. purchased approximately $116.7 million of aggregate principal amount of Discount
Debentures for approximately $105.8 million including transaction costs of approximately $0.8 million. Foamex L.P. subsequently distributed the Discount Debentures to FJPS and FMXI.

       On June 12, 1997, Foamex L.P. distributed its $2.0 million aggregate principal amount promissory note due from Foamex International to FJPS and FMXI.

       Also on June 12, 1997, Foamex L.P. distributed its $56.2 million aggregate principal amount note, as amended, due 2006 (the "FJPS Note") from FJPS with an accreted value as of June 12, 1997 of $35.6 million to FJPS and FMXI. The accretion of the original issue discount of $2.4 million and $3.5 million for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively, was reflected as a direct increase in the FJPS Note and partners' capital account, and thereby excluded from the condensed consolidated statements of operations.

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

       In connection with the Refinancing Plan, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam as a result of Foamex L.P.'s distribution to FJPS and FMXI of the Discount Debentures, the FJPS Note and the $2.0 million aggregate principal amount promissory note due from Foamex International.

       On June 12, 1997, a promissory note issued to Foamex L.P. by Trace International Holdings, Inc.("Trace Holdings") was amended. The amended promissory note is an extension of a promissory note of Trace Holdings that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.9 million and the maturity of the promissory note was extended. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory note is included in the other component of partners' equity (deficit).

       During June 1997, Foamex L.P. and Trace Foam amended their management services agreement to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred.

       Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended June 29, 1997 and June 30, 1996, Foamex L.P. purchased approximately $35.3 million and $30.0 million, respectively, of raw materials under the Supply Agreement. During the twenty-six week periods ended June 29, 1997 and June 30, 1996, Foamex L.P. purchased approximately $63.0 million and $54.1 million, respectively, of raw materials under the Supply Agreement. As of June 29, 1997 and December 29, 1996, Foamex L.P. had accounts payable to Foamex International of approximately $12.3 million and $8.8 million, respectively, associated with the Supply Agreement.

       Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.2 million and $0.3 million during the thirteen week periods ended June 29, 1997 and June 30, 1996, respectively, and $0.6 million and $0.5 million for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively.

       On July 1, 1997, Trace Holdings issued to Foamex L.P. a promissory note for an aggregate principal amount of $5.0 million. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997.

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)

5. LONG-TERM DEBT

Long-term debt consists of:

                                                                           June 29,        December 29,
                                                                             1997              1996
                                                                                  (thousands)
9 7/8% senior subordinated notes due 2007 (1)                              $150,000          $     --
Foamex L.P. term loan facilities (7.95% interest rate
    at June 29, 1997) (2)                                                   298,000                --
Foamex L.P. revolving loan (7.65% interest rate
    at June 29, 1997) (3)                                                    49,000                --
9 1/2% senior secured notes due 2000 (4)                                      4,523           106,793
11 1/4% senior notes due 2002 (4)                                             5,825           141,400
11 7/8% senior subordinated debentures due 2004 (net of
    unamortized debt discount of $119 and $769) (4)                          20,224           125,056
11 7/8% senior subordinated debentures due 2004, Series B (5)                    45             7,000
Industrial revenue bonds (6)                                                  7,000             7,000
Foamex L.P. term loan (8.54% interest rate as of
    December 29, 1996) (6)                                                       --            11,000
Subordinated note (net of debt discount of $1,047 and $1,198) (6)             5,968             5,817
Other                                                                         5,717             2,286
                                                                           --------          --------
                                                                            546,302           406,352

Less current portion                                                          8,351            13,735
                                                                           --------          --------

Long-term debt                                                             $537,951          $392,617
                                                                           ========          ========

(1) Debt of Foamex L.P. and Foamex Capital Corporation ("FCC") (together the "Issuers") and guaranteed by General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers") and all other current and future domestic subsidiaries of the Issuers.

(2) Debt of Foamex L.P. and guaranteed by Foamex International, General Felt and Foamex Fibers.

(3) Debt of Foamex L.P. and General Felt and guaranteed by Foamex International and Foamex Fibers.

(4)  Debt of the  Issuers and  guaranteed  by Foamex  International  and General
     Felt.

(5)  Debt of the Issuers and guaranteed by General Felt.

(6)  Debt of Foamex L.P.

       Term Loans and Revolving Loan

       On June 12, 1997, Foamex L.P. entered into the New Credit Facility with a group of banks that provides for term loans of up to $330.0 million which expire from June 2003 to June 2006 and up to $150.0 million under a revolving line of credit which expires in June 2003. In connection with the Refinancing Plan, Foamex L.P. entered into term loans of $298.0 million and borrowed $49.0 million under the revolving line of credit.

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)

5. LONG-TERM DEBT (continued)

       The term loans are comprised of a (i) term A loan ("Term A") which provides up to $120.0 million of borrowings of which Foamex L.P. borrowed $88.0 million in connection with the Refinancing Plan, (ii) term B loan ("Term B") of $110.0 million and (iii) term C loan ("Term C") of $100.0 million. The remaining $32.0 million available under the Term A is restricted and can only be used by Foamex L.P. to retire its public debt not tendered in connection with the Refinancing Plan with such unused availability terminating June 15, 1998.

       Borrowings under the New Credit Facility are collateralized by substantially all of the assets of Foamex L.P., General Felt and Foamex Fibers on a pari passu basis with the 9 1/2% senior secured notes due 2000, the 11 1/4% senior notes due 2002 and the industrial revenue bonds (collectively, the "Notes"); however, the rights of the holders of the applicable issue of Notes to receive payment upon the disposition of the collateral securing such issue of Notes has been preserved.

       Pursuant to the terms of the New Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined by a calculation of the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B and from 1.125% per annum to 1.625% per annum for Term C. At the option of Foamex L.P., portions of the outstanding loans under the New Credit Facility are convertible into LIBOR based loans which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum.

       9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

       The Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on June 12, 1997 in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of redemption. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to two issues of senior subordinated debentures due 2004 and the subordinated note. The Senior Subordinated Notes contain certain covenants that will limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments,
(iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (vi) to enter into certain transactions with affiliates or related persons. The Senior Subordinated Notes are guaranteed by General Felt and Foamex Fibers and all other current and future domestic subsidiaries of the Issuers.

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)


5. LONG-TERM DEBT (continued)

       Foamex L.P. and FCC have filed a registration statement relating to an exchange offer in which Foamex L.P. and FCC will offer to exchange the Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of Senior Subordinated Notes held by affiliates of the Issuers and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. The exchange offer is expected to be consummated during the third quarter of 1997.

       Principal payments on Foamex L.P.'s long-term debt for the remainder of 1997 and for the next five years are as follows: 1997 - $4.2 million; 1998 - $11.9 million; 1999 - $20.9 million; 2000 - $31.3 million; 2001 - $31.3 million;
2002 - $32.7 million; and thereafter - $415.2 million.

       Early Extinguishment of Debt - Refinancing Plan

       In connection with the Refinancing Plan, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $44.5 million. The extraordinary loss is comprised of approximately $20.2 million for premium and consent fee payments, approximately $12.6 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $3.5 million of professional fees and other costs. In connection with the Refinancing Plan, Foamex L.P. repaid $5.2 million in term loan borrowings under its old credit facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

* $99.8 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000 for an aggregate consideration of 104.193% of principal plus accrued interest, comprised of a tender price of 102.193% and a consent fee of 2.0%;

* $130.1 million of aggregate principal amount of its 11 1/4% senior notes due 2002 for an aggregate consideration of 105.709% of principal plus accrued interest, comprised of a tender price of 103.709% and a consent fee of 2.0%;

* $105.5 million of aggregate principal amount of its 11 7/8% senior subordinated debentures due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%;

* $6.9 million of aggregate principal amount of its 11 7/8% senior subordinated debentures, series B due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%; and

* $116.7 million of aggregate principal amount of the Discount Debentures for an aggregate consideration of 90.0% of principal amount, which represents approximately 121.9% of the accreted book value as of June 12, 1997, comprised of a tender price of 88.0% of principal amount and a consent fee of 2.0%.

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)

5. LONG-TERM DEBT (continued)

       In addition, Foamex L.P. intends to call for redemption on October 1, 1997 approximately $26.0 million of the approximately $30.0 million of its outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption is expected to be funded with borrowings under the New Credit Facility. In connection with the redemption, Foamex L.P. is expected to incur an extraordinary loss on the early extinguishment of debt of approximately $2.6 million in the fourth quarter of 1997.

       Early Extinguishment of Debt - Other

       In addition, during 1997 Foamex L.P. incurred extraordinary losses of approximately $1.0 million associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of Perfect Fit. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs. The long-term debt was comprised of:

* $2.5 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000.

*    $5.5 million of aggregate  principal amount of its 11 1/4% senior notes due
     2002.

*    Bank term loan borrowings of $3.8 million under its old credit facility.

       Interest Rate Swaps

       Foamex L.P. uses derivative financial instruments to manage interest expense. All derivative financial instruments are classified as "held for purposes other than trading". Foamex L.P. does not use derivatives for speculative purposes.

       Interest rate swap agreements are used to manage interest expense by changing the interest rate characteristics of certain debt instruments to approximate current market conditions. The amended interest rate swap agreement matures in June 2007 which is consistent with the underlying debt. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest and debt issuance expense. Gains and losses on terminated interest rate swap agreements are amortized and reflected in interest and debt issuance expense over the remaining term of the underlying debt.

       In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis over the life of the amended interest rate swap agreement. Under the amended interest rate swap agreement, Foamex L.P. is obligated to make fixed payments of 5.75% per annum through December 1997 and variable payments based on the higher of LIBOR at the beginning of the period or the end of the period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The amended interest rate swap agreement can be terminated by either party in 2002, and annually thereafter, for a cash settlement based on the fair market

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)


5. LONG-TERM DEBT (continued)

value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.8 million and $1.1 million for the thirteen week periods ended June 29, 1997 and June 30, 1996, respectively, and $1.7 million and $1.9 million for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively.

6. ENVIRONMENTAL MATTERS

       As of June 29, 1997, Foamex L.P. has accruals of approximately $4.2 million for environmental matters. In addition, as of June 29, 1997, Foamex L.P. has net receivables of approximately $1.0 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

       On May 5, 1997, there was an accidental chemical spill at one of Foamex L.P.'s manufacturing facilities that was contained on site. Foamex L.P. is in the process of disposing of the contaminated soil which is estimated to cost approximately $0.4 million. The actual cost and the timetable for the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four additional facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of June 29, 1997, Foamex L.P. has environmental accruals of approximately $3.0 million for the remaining potential remediation costs for these facilities based on engineering estimates.

       Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. Foamex L.P. has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued approximately $0.3 million for the estimated removal and remediation, if any, associated with the USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

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

                          FOAMEX L.P. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS (unaudited)


6. ENVIRONMENTAL MATTERS (continued)

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

7. LITIGATION

       As of August 8, 1997, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia and New Zealand. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to the capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to continue to provide such indemnification. Based on information available at this time with respect to the potential liability, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)

                                                              June 29,  December 29,
                                                               1997         1996
ASSETS                                                            (thousands)
CASH                                                            $1            $1
                                                                ==            ==

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                  $--           $--
                                                                --            --

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding            --            --
     Additional paid-in capital                                  1             1
                                                                --            --

        TOTAL STOCKHOLDER'S EQUITY                              $1            $1
                                                                ==            ==


       The accompanying notes are an integral part of the balance sheets.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)

1. ORGANIZATION

       Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., was formed for the sole purpose of obtaining financing from external sources.

2. COMMITMENTS AND CONTINGENCIES

       FCC is a joint obligor on the following borrowings of Foamex L.P.:

       9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

       The Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on June 12, 1997 in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of redemption. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to two issues of senior subordinated debentures due 2004 and the subordinated note. The Senior Subordinated Notes contain certain covenants that will limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments,
(iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (vi) to enter into certain transactions with affiliates or related persons. The Senior Subordinated Notes are guaranteed by General Felt and Foamex Fibers and all current and future domestic subsidiaries of Foamex L.P. and FCC.

       Foamex L.P. and FCC have filed a registration statement relating to an exchange offer in which Foamex L.P. will offer to exchange the Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of Senior Subordinated Notes held by affiliates of the issuers and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. The exchange offer is expected to be consummated during the third quarter of 1997.

       9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

The Senior Secured Notes were issued on June 3, 1993 and bear interest at the rate of 9 1/2% per annum payable semiannually on each June 1 and December 1. The Senior Secured Notes mature on June 1, 2000. The Senior Secured Notes are collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables,

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)

2. COMMITMENTS AND CONTINGENCIES (continued)

real estate and fixtures. The Senior Secured Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 1, 1998, initially at 101.583% of their principal amount, plus accrued interest, and declining to 100.0% on or after June 1, 1999. The Senior Secured Notes have been guaranteed, on a senior secured basis by General Felt and on a senior unsecured basis by Foamex International. During 1997 and 1996, Foamex L.P. repurchased $102.3 million and $9.9 million, respectively, aggregate principal amount of Senior Secured Notes.

       11 1/4% Senior Notes due 2002 ("Senior Notes")

       The Senior Notes bear interest at the rate of 11 1/4% per annum payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100.0% on or after October 1, 2000. In October 1994, Foamex L.P. provided certain real property as collateral for the Senior Notes, with a net book value of $37.8 million at December 29, 1996. The Senior Notes have been guaranteed, on a senior basis, by General Felt. During 1997 and 1996, Foamex L.P. repurchased $135.6 million and $8.6 million, respectively, aggregate principal amount of Senior Notes. Foamex L.P. intends to redeem all of the outstanding Senior Notes on October 1, 1997.

       11 7/8% Senior Subordinated Debentures ("Subordinated Debentures")

       The Subordinated Debentures bear interest at the rate of 11 7/8% per annum payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100.0% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. The Subordinated Debentures have been guaranteed, on a senior subordinated basis, by General Felt and rank pari passu in right of payment to the Senior Subordinated Notes. During 1997 and 1996, Foamex L.P. repurchased $104.9 million and $0.1 million, respectively, aggregate principal amount of Subordinated Debentures. Foamex L.P. intends to redeem all of the outstanding Subordinated Debentures on October 1, 1997.

       11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

       The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures. The Series B Debentures have been guaranteed on a senior subordinated basis by General Felt. During 1997, Foamex L.P. repurchased $6.9 million of Series B Debentures. Foamex L.P. intends to redeem all of the outstanding Series B Debentures on October 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry, together with its wholly-owned subsidiaries, General Felt Industries, Inc., Foamex Fibers, Inc., Foamex Canada Inc., Foamex Latin America, Inc., and Foamex Asia, Inc. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on pages 3 and 4 of Foamex L.P.'s 1996 Annual Report on Form 10-K.

       On June 12, 1997, Foamex International substantially completed a refinancing plan (the "Refinancing Plan") which included the repurchase of $342.3 million of aggregate principal amount of Foamex L.P.'s public debt and $116.7 million of aggregate principal amount of FJPS's senior secured discount debenture due 2004 and the payment of $5.2 million of Foamex L.P. term loan borrowings under its old credit facility. Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $44.5 million. The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "New Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007. See Note 5 to the condensed consolidated financial statements for further discussion. As a result of the Refinancing Plan, Foamex L.P.'s total long-term debt increased $150.1 million to $546.3 million. Foamex L.P. expects the Refinancing Plan to result in increased interest expense of approximately $2.5 million in the second half of 1997 as compared to the first half of 1997, and annualized increased interest expense of approximately $5.0 million, as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. Foamex L.P.'s future interest expense will vary based on a variety of factors, including fluctuation in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprises a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past.

       In addition, Foamex International intends to call for redemption on October 1, 1997 approximately $26.0 million of the approximately $30.0 million of Foamex L.P.'s outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption is expected to be funded with borrowings under the New Credit Facility. In connection with this redemption, Foamex L.P. is expected to incur an extraordinary loss on the early extinguishment of debt of approximately $2.6 million in the fourth quarter of 1997.

       During July 1997, Foamex International announced the creation of a new senior management operating committee to simplify Foamex L.P.'s management and reporting structure and to position Foamex L.P. to achieve its strategic goals which include: (i) to focus on its core flexible polyurethane operations in the automotive, carpet cushion, technical, cushioning and furniture markets (furniture sales were previously combined with cushioning sales), (ii) to maximize revenue growth by increasing market share in existing markets, introducing new and enhanced foam products with higher margins and pursuing international opportunities and (iii) to continue to lower its cost structure.

       The principle suppliers to the foam industry announced raw material cost increases effective April 1997. The impact of the raw material cost increases were not significant during the second quarter of 1997. However, Foamex L.P. estimates an unfavorable impact for the raw material cost increases, net of sale price increases to customers of between $1.5 million to $3.0 million during the third quarter of 1997. There can be no assurance that chemical suppliers will not increase raw material costs in the future or that Foamex L.P. will be able to implement selling price increases to offset any such raw material cost increases.

       During 1996, Foamex L.P. sold Perfect Fit which comprised the home comfort products business segment of Foamex L.P. Accordingly, the accompanying condensed consolidated statements of operations for the thirteen

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

week and twenty-six week periods ended June 30, 1996 and the condensed consolidated statement of cash flows for the twenty-six week period ended June 30, 1996 reflects the home comfort products business segment as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

       Operating results for 1997 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued implementation of the continuous improvement program to improve Foamex L.P.'s profitability, (ii) additional raw material cost increases, if any, by Foamex L.P.'s chemical suppliers, (iii) Foamex L.P.'s success in passing on to its customers selling price increases to recover such raw material cost increases and (iv) fluctuations in interest rates.

13 Week Period Ended June 29, 1997 Compared to 13 Week Period Ended
June 30, 1996

Results of Operations

       Net sales for the second quarter of 1997 were $239.9 million as compared to $240.4 million in the second quarter of 1996, a decrease of $0.5 million or 0.2%. Carpet cushion products net sales for the second quarter of 1997 decreased 2.4% to $75.0 million from $76.8 million in the second quarter of 1996 primarily due to decreased net sales volume of certain carpet cushion products resulting from weak carpet sales and competitive pricing pressure resulting from an excess supply of trim foam, the primary component of rebond carpet cushion. Cushioning products net sales for the second quarter of 1997 increased 4.0% to $59.1 million from $56.8 million in the second quarter of 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for the second quarter of 1997 of $26.9 million were consistent as compared to net sales of $26.7 million for the second quarter of 1996. Automotive products net sales for the second quarter of 1997 decreased 6.4% to $59.3 million from $63.3 million in the second quarter of 1996 primarily due to decreased net sales volume resulting from reduced production of car and light trucks builds during the second quarter of 1997 and the labor strikes affecting North American automotive production at both Chrysler and General Motors plants. Technical products net sales for the second quarter of 1997 increased 16.4% to $19.6 million from $16.9 million in the second quarter of 1996 primarily due to increased net sales volume.

       Gross profit as a percentage of net sales increased to 18.7% for the second quarter of 1997 from 15.9% in the second quarter 1996 primarily due to improved material and production efficiencies and manufacturing cost containment which includes (i) favorable raw material efficiencies and (ii) an increased favorable impact of the 1995 restructuring and operational plan in the second quarter of 1997 as compared to the second quarter of 1996.

       Operating income increased to $29.1 million for the second quarter of 1997 from $24.6 million in the second quarter of 1996 primarily due to improved gross profit margins as discussed above, offset by a $2.1 million increase in selling, general and administrative expenses for the second quarter of 1997. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

       Income from continuing operations increased to $16.4 million for the second quarter of 1997 as compared to $11.7 million for the second quarter of 1996. The increase is primarily due to the reasons cited above, offset by an increase in interest and debt issuance expense of $0.5 million. The increase in interest and debt issuance expense is primarily due to a decrease in the favorable impact from the interest rate swap agreements in the second quarter of 1997 as compared to the second quarter of 1996. Loss from discontinued operations in the second quarter of 1996 represents the loss on disposal and the operating loss of Perfect Fit which was sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The decrease in the effective income tax rate for continuing operations for the second

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 1997 as compared to the second quarter of 1996 is primarily due to a decrease in pre-tax earnings and the related tax provision of a subsidiary that files federal income tax returns.

       The extraordinary loss on early extinguishment of debt of approximately $44.9 million primarily relates to premium and consent fee payments, the write-off of debt issuance costs and other charges associated with the early extinguishment of approximately $351.3 million of aggregate principal amount of debt in connection with the Refinancing Plan and other debt extinguishment in the second quarter of 1997. See Note 5 to condensed consolidated financial statements for further discussion.

26 Week Period Ended June 29, 1997 Compared to 26 Week Period Ended
June 30, 1996

Results of Operations

       Net sales for 1997 were $469.0 million as compared to $459.6 million in 1996, an increase of $9.4 million or 2.1%. Carpet cushion products net sales for 1997 increased 1.8% to $142.9 million from $140.3 million in 1996 primarily due to increased net sales during the first quarter of 1997 which resulted from the effect of increased selling prices that were initiated late in the second quarter of 1996 as well as increased shipments of certain carpet cushion products offset by increased competitive pricing pressure during the second quarter of 1997 as compared to 1996. Cushioning products net sales for 1997 increased 3.9% to $115.4 million from $111.1 million in 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for 1997 of $54.5 million were consistent as compared to net sales of $54.9 million for 1996. Automotive products net sales for 1997 of $119.0 million were consistent with net sales of $119.3 million in 1996 primarily due to increased selling prices implemented during the first quarter of 1996 offset by reduced net sales volume in 1997 as compared to 1996 due to the decreased net sales volume resulting from reduced production of car and light truck builds and the labor strikes at both Chrysler and General Motors plants. Technical products net sales for 1997 increased 9.2% to $37.1 million from $34.0 million in 1996 primarily due to increased net sales volume.

       Gross profit as a percentage of net sales increased to 18.7% for 1997 from 16.1% in 1996 primarily due to selling price increases and improved material and production efficiencies and manufacturing cost containment which includes (i) the impact during 1997 of the selling prices initiated in 1996 to offset previous raw material cost increases, (ii) favorable raw material efficiencies and (iii) an increased favorable impact of the 1995 restructuring and operational plan in 1997 as compared to 1996.

       Operating income increased to $56.2 million for 1997 from $47.1 million in 1996 primarily due to improved gross profit margins as discussed above, offset by a $4.2 million increase in selling, general and administrative expenses for the second quarter of 1997. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

       Income from continuing operations increased to $32.6 million for 1997 as compared to $23.2 million in 1996. The increase is primarily due to the reasons cited above. Loss from discontinued operations for 1996 represents the loss on disposal and the operating loss of Perfect Fit which was sold during 1996. See
Note  2  to  the  condensed   consolidated   financial  statements  for  further
discussion. The decrease in the effective income tax rate for continuing operations for 1997 as compared to 1996 is primarily due to a decrease in pre-tax earnings and the related tax provision of a subsidiary that files federal income tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The extraordinary loss on early extinguishment of debt of approximately $45.5 million relates to premium and consent fee payments, the write-off of debt issuance costs and other charges associated with the early extinguishment of approximately $359.3 million of aggregate principal amount of debt in connection with the Refinancing Plan and other debt extinguishment during 1997. See Note 5 to the condensed consolidated financial statements for further discussion.

Foamex Capital Corporation ("FCC")

       FCC is solely a co-issuer of certain indebtedness of Foamex L.P. has no other material operations.

Liquidity and Capital Resources

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under revolving credit agreements, if necessary, will be adequate to meet its operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in its credit agreements or indentures and such noncompliance was not cured by Foamex L.P. or waived by the lenders or bondholders. Foamex L.P. was in compliance with such covenants as of June 29, 1997 and expects to be in compliance with such covenants for the foreseeable future.

       Cash and cash equivalents decreased $16.5 million during 1997 to $4.5 million at June 29, 1997 from $21.0 million at December 29, 1996 primarily due to $16.4 million of cash used for capital expenditures, $5.9 million of cash distributions and $2.2 million of net cash used for operating activities offset by $8.1 million of cash provided from financing activities after considering the decrease in restricted cash and the purchase of the Discount Debentures. The $8.1 million of cash provided by financing activities consisted of proceeds from long-term debt, revolving loan and short-term borrowings of $502.8 million and the decrease of restricted cash of $12.1 million, offset by the repayment of long-term debt of $363.4 million, $105.8 million of cash used for the purchase of the Discount Debentures, and cash used for debt issuance costs of $14.7 million and premium and consent fee payments and other cash charges associated with the Refinancing Plan and other debt extinguishment of $22.9 million. Cash flow from continuing operating activities decreased $17.1 million to a use of $2.2 million of cash for 1997 as compared to cash provided of $14.9 million for 1996. Cash flow from continuing operating activities decreased for 1997 as compared to 1996 primarily due to the use of cash for operating assets offset by an increase of $9.4 million in income from continuing operations.

       Working capital increased $12.7 million for 1997 to $149.8 million at June 29, 1997 from $137.1 million at December 29, 1996. The increase in working capital is primarily due to improved operating results from continuing operations. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $18.9 million to $162.9 million at June 29, 1997 from $144.0 million at December 29, 1996 primarily due to an increase in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for June 1997 as compared to December 1996. The increase in inventories is due to increased sales during 1997. The decrease in accounts payable is primarily due to the timing of payments.

       During 1997, Foamex L.P. spent approximately $16.4 million on capital expenditures and expects to maintain or reduce spending for capital expenditures for the foreseeable future since significant capital projects (e.g. the new Mexico City facility) are expected to be completed during 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       As of June 29, 1997, there was approximately $49.0 million of outstanding revolving credit borrowings under the New Credit Facility with unused availability of approximately $84.9 million. Borrowings by Foamex Canada Inc. as of June 29, 1997 were approximately $3.5 million under a revolving credit agreement with unused availability of approximately $1.0 million. Borrowings by Foamex Latin America, Inc. as of June 29, 1997 were approximately $0.5 million under a revolving credit agreement with unused availability of approximately $1.5 million.

       Interest Rate Swaps

       In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis over the life of the amended interest rate swap agreement. Under the amended interest rate swap agreement, Foamex L.P. is obligated to make fixed payments of 5.75% per annum through December 1997 and variable payments based on the higher of LIBOR at the beginning of the period or the end of the period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The amended interest rate swap agreement can be terminated by either party in June 2002, and annually thereafter, for a cash settlement based on the fair market value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.8 million and $1.1 million for the thirteen week periods ended June 29, 1997 and June 30, 1996, respectively, and $1.7 million and $1.9 million for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations have not had a material adverse effect on its operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of June 29, 1997 was approximately $4.2 million. In addition, as of June 29, 1997, Foamex L.P. has net receivables of approximately $1.0 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

       The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inflation and Other Matters

       There was no significant impact on Foamex L.P.'s operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future. Effective in January 1997, Foamex L.P.'s operations in Mexico became subject to highly inflationary accounting for financial reporting purposes. Translation adjustments resulting from fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar are included in Foamex L.P.'s consolidated statement of operations as compared to partners' equity (deficit). The affect of translations adjustments on the 1997 results of operations have been insignificant.

       Foamex L.P.'s automotive products customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, Foamex L.P.'s sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and in Foamex L.P.'s Quarterly Report for the fiscal quarter ended March 30, 1997.

          The information from Notes 6 and 7 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of June 29, 1997 (unaudited) is incorporated herein by reference.

Item 2.  Changes in Securities.

         As part of the Refinancing Plan, Foamex L.P. solicited the consent of holders of the 9 1/2% senior secured notes due 2000, 11 1/4% senior notes due 2002, 11 7/8% senior subordinated debentures due 2004, 11 7/8% senior subordinated debentures due 2004, series B, and FJPS senior secured discount debentures due 2004 ("Discount Debentures") (collectively, the "Notes") to certain proposed amendments to the indentures (collectively, the "Indentures") governing each issue of Notes (the "Proposed Amendments"). The Proposed Amendments became effective upon consummation of the Refinancing Plan on June 12, 1997 (except in the case of the Proposed Amendments for the Discount Debentures, as all of the outstanding Discount Debentures were purchased on such date), and (i) eliminated substantially all restrictive covenants in the Indentures with respect to each issue of Notes, (ii) eliminated all events of default in the Indentures, other than nonpayment of principal of, interest on, or redemption payment with respect to, the Notes and certain bankruptcy events, (iii) removed certain obligations in connection with the defeasance of the Notes, and
         (iv) with respect to the 11 1/4% senior notes due 2002 and 9 1/2% senior secured notes due 2000 provided for the granting of pari passu liens in the collateral for such Notes with payment priority preserved for the holders of the Notes.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         As part of the Refinancing Plan, Foamex L.P. solicited the consent of holders of Notes to the Proposed Amendments. See Part II, Item 2 above. The vote on the Proposed Amendments was conducted based on the outstanding principal amount of the Notes and was as follows:

         Issue of Notes                                      For             Against          Abstain

         9 1/2% senior secured notes due 2000           $  99,770,000            $0              $0

         11 1/4% senior notes due 2002                   $130,085,000            $0              $0

         11 7/8% senior subordinated
            debentures due 2004                          $105,482,000            $0              $0

         11 7/8% senior subordinated
            discount debentures due 2004                $   6,955,000            $0              $0

         Discount Debentures                             $116,745,000            $0              $0

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Financial Statement Schedules.

          (a)  Exhibits

3.1(a)         -    Certificate of Limited Partnership of Foamex L.P. ("Foamex")
3.2.1(a)       -    Fourth Amended and Restated Agreement of Limited Partnership
                    of Foamex L.P.,  dated as of December 14, 1993, by and among
                    FMXI Inc.  ("FMXI")  and Trace Foam  Company,  Inc.  ("Trace
                    Foam"), as general  partners,  and Foamex L.P. Inc. ("Foamex
                    L.P."), as a limited partner (the "Partnership Agreement").
3.2.2(b)       -    First Amendment to the Partnership Agreement, dated June 28,
                    1994.
3.2.3(c)       -    Second  Amendment to the Partnership  Agreement,  dated June
                    12, 1997.
3.3(a)         -    Certificate of Incorporation of FMXI.
3.4(a)         -    By-laws of FMXI.
3.5(k)         -    Certificate of Incorporation  of Foamex Capital  Corporation
                    ("FCC").
3.6(k)         -    By-laws of FCC.
3.7(g)         -    Certificate  of  Incorporation  of General Felt  Industries,
                    Inc. ("General Felt").
3.8(g)         -    By-laws of General Felt.
3.9(p)         -    Certificate of Incorporation of Foamex Fibers, Inc. ("Foamex
                    Fibers")
3.10(p)        -    By-laws of Foamex Fibers.
4.1.1(d)       -    Indenture,  dated as of June 12, 1997,  by and among Foamex,
                    FCC, the Subsidiary  Guarantors and The Bank of New York, as
                    Trustee, relating to $150,000,000 principal amount of 9 7/8%
                    Senior  Subordinated  Notes due 2007,  including the form of
                    Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(d)       -    Registration Rights Agreement, dated as of June 12, 1997, by and among Foamex,  FCC, General Felt, Foamex Fibers, and all future direct or indirect domestic subsidiaries of Foamex or
                    FCC,   and   Donaldson,   Lufkin   &   Jenrette   Securities
                    Corporation,   Salomon  Brothers  Inc.  and  Scotia  Capital
                    Markets, as Initial Purchasers.
4.2.1(e)       -    Indenture,  dated as of June 3, 1993,  among Foamex and FCC, as joint and several  obligors,  General Felt, as Guarantor, and  Shawmut  Bank,  National  Association  ("Shawmut"),  as
                    trustee, relating to $160,000,000 principal amount of 9 1/2%
                    Senior Secured Notes due 2000,  including the form of Senior
                    Secured Note.
4.2.2(a)       -    First Supplemental Indenture, dated as of November 18, 1993, among  Foamex and FCC, as Issuers,  General Felt and Perfect
                    Fit  Industries,  Inc.  ("Perfect  Fit"),  as Guarantors and
                    Shawmut, as trustee, relating to the Senior Secured Notes.
4.2.3(a)       -    Second  Supplemental  Indenture,  dated as of  December  14,
                    1993, among Foamex and FCC, as Issuers, Foamex L.P., General
                    Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.2.4(f)       -    Third Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and FCC, as Issuers,  Foamex L.P.,  as parent guarantor,  General Felt, as guarantor,  Perfect Fit, as withdrawing guarantor, and Fleet National Bank ("Fleet"), as trustee relating to the Senior Secured Notes.
4.2.5(c)       -    Fourth Supplemental Indenture,  dated as of May 28, 1997, by and among Foamex and FCC, as Issuers, Foamex L.P., as Parent
                    Guarantor,   General  Felt,  as  Guarantor,  and  Fleet,  as
                    Trustee.
4.2.6(e)       -    Company  Pledge  Agreement,  dated  as of June 3,  1993,  by
                    Foamex in favor of  Shawmut,  as trustee  for the holders of the Senior Secured Notes.
4.2.7(p)       -    Amendment No. 1 to Company  (Foamex L.P.) Pledge  Agreement,
                    dated June 12, 1997.
4.2.8(e)       -    Company Pledge  Agreement,  dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.

4.2.9(p)       -    Amendment  No. 1 to Company  (FCC) Pledge  Agreement,  dated
                    June 12, 1997.
4.2.10(e)      -    Subsidiary  Pledge  Agreement,  dated as of June 3, 1993, by
                    General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.2.11(p)      -    Amendment  No.  1  to  Subsidiary   (General   Felt)  Pledge
                    Agreement, dated June 12, 1997.
4.2.12(e)      -    Company  Security  Agreement,  dated as of June 3, 1993,  by
                    Foamex  and FCC in  favor of  Shawmut,  as  trustee  for the holders of the Senior Secured Notes.
4.2.13(p)      -    Amendment No. 1 to Company  Security  Agreement,  dated June
                    12, 1997 (Foamex and FCC).
4.2.14(e)      -    Subsidiary Security Agreement,  dated as of June 3, 1993, by
                    General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.2.15(p)      -    Amendment No. 1 to Subsidiary Security Agreement, dated June
                    12, 1997 (General Felt).
4.2.16(e)      -    Collateral Assignment of Patents and Trademarks, dated as of
                    June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.2.17(p)      -    Amendment  No. 1 to  Collateral  Assignment  of Patents  and
                    Trademarks (Foamex), dated June 12, 1997.
4.2.18(e)      -    Collateral Assignment of Patents and Trademarks, dated as of
                    June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.2.19(p)      -    Amendment  No. 1 to  Collateral  Assignment  of Patents  and
                    Trademarks (FCC), dated June 12, 1997.
4.2.20(e)      -    Collateral Assignment of Patents and Trademarks, dated as of
                    June 3,  1993,  by  General  Felt in  favor of  Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.21(p)      -    Amendment  No.1 to  Collateral  Assignment  of  Patents  and
                    Trademarks (General Felt), dated June 12, 1997.
4.2.22(p)      -    Amended and Restated Receivables Security Agreement,  by and
                    among Fleet National  Bank,  Citicorp USA, Inc. and The Bank of Nova Scotia, dated as of June 12, 1997.
4.2.23(p)      -    Intercreditor  Agreement  by and among  Fleet, Citicorp USA,
                    Inc.,  and The  Bank of Nova  Scotia,  dated  as of June 12,
                    1997,
4.3.1(g)       -    Indenture,  dated as of October 13, 1992, among Foamex, FCC, and The Connecticut  National Bank, as trustee,  relating to
                    $150,000,000 principal amount of 113% Senior Notes due 2002, including form of Senior Note.
4.3.2(h)       -    First  Supplemental  Indenture,  dated as of March 23, 1993, among Foamex and FCC, as joint and several obligors, General
                    Felt, as Guarantor, and Shawmut, as trustee, relating to the
                    Senior Notes.
4.3.3(a)       -    Second  Supplemental  Indenture,  dated as of  November  18,
                    1993,  among  Foamex and FCC, as Issuers,  General  Felt and
                    Perfect  Fit,  as  Guarantors,   and  Shawmut,  as  trustee,
                    relating to the Senior Notes.
4.3.4(a)       -    Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers,  Foamex L.P., General
                    Felt  and  Perfect  Fit,  as  Guarantors,  and  Shawmut,  as
                    trustee, relating to the Senior Notes.
4.3.5(i)       -    Fourth Supplemental Indenture, dated as of October 31, 1994, among  Foamex  and FCC as  Issuers,  Foamex  L.P.  as Parent
                    Guarantor,  General Felt and Perfect Fit, as Guarantors  and
                    Shawmut, as Trustee, relating to the Senior Notes.
4.3.6(j)       -    Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex and FCC, as issuers,  Foamex L.P. as Parent
                    Guarantor,  General Felt, as Issuers, Foamex L.P., as Parent
                    Guarantor,  General  Felt,  as  guarantor,  Perfect  Fit, as withdrawing guarantor, and Fleet, as trustee relating to the
                    Senior Notes.
4.3.7(c)       -    Sixth Supplemental  Indenture,  dated as of May 28, 1997, by and among Foamex and FCC, as Issuers, Foamex L.P., as Parent
                    Guarantor, GFI, as Guarantor, and Fleet, as Trustee.
4.3.8(p)       -    Intercreditor  Agreement  by and among  Fleet, Citicorp USA,
                    Inc. and The Bank of Nova Scotia, dated as of June 12, 1997.

4.4.1(g)       -    Indenture,  dated as of October 13, 1992, among Foamex,  FCC and Shawmut, as trustee,  relating to $126,000,000 principal amount  of 11f%  Senior  Subordinated  Debentures  due 2004, including form of Senior Subordinated Debenture.
4.4.2(h)       -    First  Supplemental  Indenture,  dated as of March 23, 1993, among  Foamex L.P.  and FCC, as joint and several  obligors,
                    General  Felt,  as  guarantor,   and  Shawmut,  as  trustee,
                    relating to the Senior Subordinated Debentures.
4.4.3(a)       -    Second  Supplemental  Indenture,  dated as of  November  18,
                    1993,  among  Foamex and FCC, as Issuers,  General  Felt and
                    Perfect  Fit,  as  Guarantors,   and  Shawmut,  as  trustee,
                    relating to the Senior Subordinated Debentures.
4.4.4(e)       -    Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers,  Foamex L.P., General
                    Felt  and  Perfect  Fit,  as  Guarantors,  and  Shawmut,  as
                    trustee, relating to the Senior Subordinated Debentures.
4.4.5(j)       -    Fourth Supplemental  Indenture,  dated as of August 1, 1996, among  Foamex  L.P.  and FCC, as Issuers,  Foamex  L.P.,  as
                    Parent Guarantor,  General Felt, as Guarantor,  Perfect Fit,
                    as withdrawing guarantor, and Fleet, as trustee, relating to the Senior Subordinated Debentures.
4.4.6(c)       -    Fifth Supplemental  Indenture,  dated as of May 28, 1997, by and among Foamex and FCC, as Issuers, Foamex L.P., as Parent
                    Guarantor,   General  Felt,  as  Guarantor,  and  Fleet,  as
                    Trustee.
4.5(d)         -    Credit  Agreement,  dated as of June 12, 1997,  by and among
                    Foamex,  General Felt,  Trace Foam,  FMXI, the  institutions from time to time party thereto as lenders, the institutions from  time to time  party  thereto  as  issuing  banks,  and
                    Citicorp  USA,  Inc.  and  The  Bank  of  Nova  Scotia,   as
                    Administrative Agents.
4.6(j)         -    Commitment letter, dated July 9, 1996, from The Bank of Nova
                    Scotia to Foamex Canada Inc.
4.7(a)         -    Subordinated  Promissory  Note,  dated as of May 6, 1993, in the  original  principal  amount of  $7,014,864  executed by
                    Foamex L.P. to John Rallis ("Rallis").
4.8(a)         -    Marely Loan Commitment  Agreement,  dated as of December 14,
                    1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.9(a)         -    DLJ Loan  Commitment  Agreement,  dated as of  December  14,
                    1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ
                    Funding").
4.10(p)        -    Promissory  Note,  dated  June 12,  1997,  in the  aggregate principal  amount of $5,000,000,  executed by Trace Holdings to Foamex.
4.10.1(p)      -    Promissory  Note,  dated  June 12,  1997,  in the  aggregate principal  amount of $4,794,828,  executed by Trace Holdings to Foamex.
10.1.1(p)      -    Amendment  to Master  Agreement,  dated as of June 5,  1997, between Citibank, N.A. and Foamex.
10.1.2(p)      -    Amended  confirmation,  dated as of June 13,  1997,  between
                    Citibank, N.A. and Foamex.
10.2(h)        -    Reimbursement Agreement, dated as of March 23, 1993, between
                    Trace Holdings and General Felt.
10.3(h)        -    Shareholder  Agreement,   dated  December  31,  1992,  among
                    Recticel,  s.a.  ("Recticel"),  Recticel Holding Noord B.V.,
                    Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James
                    Brian Blackwell,  and Prefoam AG relating to foam technology sharing arrangement.
10.4.1(k)      -    Asset  Transfer  Agreement,  dated as of  October  2,  1990, between Trace Holdings and Foamex (the "Trace Holdings Asset
                    Transfer Agreement").
10.4.2(k)      -    First Amendment, dated as of December 19, 1991, to the Trace
                    Holdings Asset Transfer Agreement.
10.4.3(k)      -    Amended and  Restated  Guaranty,  dated as of  December  19,
                    1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)      -    Asset  Transfer  Agreement,  dated as of  October  2,  1990, between  RFC  and  Foamex  L.P.  (the  "RFC  Asset  Transfer
                    Agreement").
10.5.2(k)      -    First  Amendment,  dated as of December 19, 1991, to the RFC
                    Asset Transfer Agreement.
10.5.3(k)      -    Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                    Protocol").

10.5.4(h)      -    The 5.03 Protocol Assumption Agreement,  dated as of October
                    13, 1992, between RFC and Foamex L.P.
10.5.5(h)      -    Letter   Agreement   between  Trace  Holdings  and  Recticel
                    regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)        -    Supply Agreement,  dated June 28, 1994,  between Foamex L.P.
                    and Foamex L.P.
10.7.1(l)      -    First Amended and Restated Tax Sharing  Agreement,  dated as of December 14, 1993,  among  Foamex,  Trace Foam,  FMXI and
                    Foamex L.P.
10.7.2(d)      -    First   Amendment   to  Amended  and  Restated  Tax  Sharing
                    Agreement of Foamex, dated as of June 12, 1997, by and among
                    Foamex, Foamex L.P., FMXI, Inc. and Trace Foam.
10.8.1(m)      -    Tax Distribution Advance Agreement, dated as of December 11,
                    1996, by and between Foamex and Foamex-JPS Automotive.
10.8.2(d)      -    Amendment No. 1 to Tax Distribution Advance Agreement, dated as of June 12, 1997, by and between Foamex L.P. and Foamex.
10.9.1(h)      -    Trace Foam  Management  Agreement  between  Foamex and Trace
                    Foam, dated as of October 13, 1992.
10.9.2(l)      -    Affirmation Agreement re: Management Agreement,  dated as of
                    December 14, 1993, between Foamex and Trace Foam.
10.9.3(d)      -    First  Amendment to Management  Agreement,  dated as of June
                    12, 1997, by and between Foamex and Trace Foam.
10.10.1(k)     -    Salaried Incentive Plan of Foamex and Subsidiaries.
10.10.2(k)     -    Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)     -    Equity Growth Participation Program.
10.10.4(k)(o)  -    General Felt Industries,  Inc.  Retirement Plan for Salaried
                    Employees, effective as of January 1, 1995.
10.10.5(e)(o)  -    Foamex L.P. Salaried  Retirement Plan (formerly known as the
                    Foamex L.P.  Products,  Inc.  Salaried  Employee  Retirement
                    Plan), as amended, effective July 1, 1994.
10.10.6(n)     -    Foamex/General Felt 401(k) Savings Plan dated July 1, 1995.
10.10.7(a)     -    Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)     -    Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)     -    Employment  Agreement,  dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.11.2(q)     -    Employment  Agreement,  dated  as of July 26,  1995,  by and between Foamex L.P. and Salvatore J. Bonanno.
10.12(a)       -    Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.13(a)       -    Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.14(o)       -    Stock Purchase Agreement,  dated as of December 23, 1993, by and between Transformacion de
27             -    Financial Data Schedule.
----------------------------

(a)  Incorporated   herein  by  reference  to  the  Exhibit  to  Foamex   L.P.'s
     Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex for the fiscal year ended January 1, 1995.

(c) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex reporting an event that occurred May 28, 1997.

(d) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex reporting an event that occurred June 12, 1997.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex and FCC on Form S-4, Registration No. 33-65158.

(f) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex for the quarterly period ended June 30, 1996.

(g) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex, FCC and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and 33-60888-02.

(h) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex and FCC for fiscal 1992.

(i) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1994.

(j) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex for the quarterly period ended September 30, 1996.

(k) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

(l) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC and Foamex L.P. on Form S-4, Registration No. 33-82028.

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex for the fiscal year ended December 29, 1996.

(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex for the quarterly period ended July 2, 1995.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex on Form S-4, Registration No. 333-30291.

(q) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for the fiscal year ended December 31, 1995.

         Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

         (b)  Foamex L.P. filed the following Current Reports on Form 8-K:

              Form 8-K reporting an event that occurred on May 29, 1997.

              Form 8-K reporting an event that occurred on June 12, 1997.

31



                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                             FOAMEX L.P.

                                             By: FMXI, INC.
                                             General Partner


Date:  August 13, 1997                       By:/s/ Kenneth R. Fuette
                                             Kenneth R. Fuette
                                             Chief Financial Officer




                                             FOAMEX CAPITAL CORPORATION



Date:  August 13, 1997                       By:/s/ Kenneth R. Fuette
                                             Kenneth R. Fuette
                                             Chief Financial Officer