Form 10-Q
period 1997-09-28
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1997-11-12
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 3, 1997 was 1,000.

                                  Page 1 of 30
                          Exhibit List on Page 24 of 30

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                            Page
Part I.   Financial Information:

          Item 1. Financial Statements

            Foamex L.P.

             Condensed Consolidated Statements of Operations -
               Thirteen Week and Thirty-Nine Week Periods Ended
               September 28, 1997 and September 29, 1996                       3

             Condensed Consolidated Balance Sheets as of September 28,
               1997 and December 29, 1996                                      4

             Condensed Consolidated Statements of Cash Flows -
               Thirty-Nine Week Periods Ended September 28, 1997 and
               September 29, 1996                                              5

             Notes to Condensed Consolidated Financial Statements              6

             Foamex Capital Corporation

             Balance Sheets as of September 28, 1997 and December 29,
               1996                                                           15

             Notes to Balance Sheets                                          16

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         18

Part II.  Other Information                                                   24

          Exhibit List                                                        24

          Signatures                                                          30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                13 Week Periods Ended             39 Week Periods Ended
                                           September 28,    September 29,    September 28,     September 29,
                                               1997             1996              1997              1996
                                                                             (thousands)
NET SALES                                   $ 233,434        $ 236,766         $ 702,441         $ 696,344

COST OF GOODS SOLD                            195,395          196,806           576,825           582,186
                                            ---------        ---------         ---------         ---------

GROSS PROFIT                                   38,039           39,960           125,616           114,158

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                     15,562           15,057            46,893            42,184
                                            ---------        ---------         ---------         ---------

INCOME FROM OPERATIONS                         22,477           24,903            78,723            71,974

INTEREST AND DEBT ISSUANCE EXPENSE             11,846           11,131            33,355            31,855

OTHER INCOME, NET                                 281              539             1,403             1,076
                                            ---------        ---------         ---------         ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES           10,912           14,311            46,771            41,195

PROVISION FOR INCOME TAXES                      1,359            2,866             4,618             6,584
                                            ---------        ---------         ---------         ---------

INCOME FROM CONTINUING OPERATIONS               9,553           11,445            42,153            34,611

LOSS FROM DISCONTINUED OPERATIONS                  --           (1,989)               --           (41,516)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                          --             (672)          (45,538)             (672)
                                            ---------        ---------         ---------         ---------

NET INCOME (LOSS)                           $   9,553        $   8,784         $  (3,385)        $  (7,577)
                                            =========        =========         =========         =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                       September 28,     December 29,
ASSETS                                                    1997               1996
CURRENT ASSETS:                                                 (thousands)
     Cash and cash equivalents                          $   1,078         $  20,968
     Accounts receivable, net                             141,609           125,847
     Inventories                                           94,301           102,610
     Other current assets                                  48,584            39,495
                                                        ---------         ---------
        Total current assets                              285,572           288,920

PROPERTY, PLANT AND EQUIPMENT, NET                        195,178           182,427

COST IN EXCESS OF ASSETS ACQUIRED, NET                     82,114            83,991

DEBT ISSUANCE COSTS, NET                                   17,771            14,902

OTHER ASSETS                                               20,364            15,917
                                                        ---------         ---------

TOTAL ASSETS                                            $ 600,999         $ 586,157
                                                        =========         =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                              $   4,871         $   3,692
     Current portion of long-term debt                      8,664            13,735
     Accounts payable                                      71,952            75,621
     Accounts payable to related parties                   16,556             8,803
     Accrued interest                                       7,220             8,871
     Other accrued liabilities                             48,590            41,108
                                                        ---------         ---------
        Total current liabilities                         157,853           151,830
                                                        ---------         ---------

LONG-TERM DEBT                                            519,668           392,617
                                                        ---------         ---------

OTHER LIABILITIES                                          27,074            28,878
                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES                                  --                --
                                                        ---------         ---------

PARTNERS' EQUITY (DEFICIT):
     Partners' capital accounts                           (87,670)           58,286
     Note receivable from partner                              --           (33,180)
     Other                                                (15,926)          (12,274)
                                                        ---------         ---------
        Total partners' equity (deficit)                 (103,596)           12,832
                                                        ---------         ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)        $ 600,999         $ 586,157
                                                        =========         =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                           39 Week Periods Ended
                                                                      September 28,     September 29,
                                                                          1997              1996
OPERATING ACTIVITIES:                                                          (thousands)
   Net income (loss)                                                  $  (3,385)        $  (7,577)
   Adjustments to reconcile  net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                     15,570            15,945
       Amortization of debt issuance costs and debt discount              1,903             2,124
       Extraordinary loss on extinguishment of debt                      45,538               672
       Loss from discontinued operations                                     --            41,516
       Other operating activities                                        (1,696)           (4,126)
       Changes in operating assets and liabilities                      (26,200)          (14,025)
                                                                      ---------         ---------

          Net cash provided by continuing operations                     31,730            34,529
          Net cash used for discontinued operations                          --              (486)
                                                                      ---------         ---------
          Net cash provided by operating activities                      31,730            34,043
                                                                      ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                 (25,444)          (14,536)
   Purchase of FJPS senior secured discount debentures                 (105,829)               --
   Decrease (increase) in restricted cash                                12,143           (33,149)
   Loan to partner                                                       (5,000)               --
   Proceeds from sale of discontinued operations                             --            45,425
   Other investing activities                                              (930)            1,745
   Discontinued operations investing activities                              --              (919)
                                                                      ---------         ---------

          Net cash used for investing activities                       (125,060)           (1,434)
                                                                      ---------         ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                1,179             2,970
   Net proceeds from revolving loans                                     31,000                --
   Proceeds from long-term debt                                         453,500                --
   Repayment of long-term debt                                         (363,443)          (18,392)
   Premiums and payments associated with debt extinguishment            (22,921)               --
   Debt issuance costs                                                  (15,617)               --
   Distributions to partners                                            (10,283)           (3,478)
   Other financing activities                                                25                (8)
                                                                      ---------         ---------

          Net cash provided by (used for) financing activities           73,440           (18,908)
                                                                      ---------         ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 (19,890)           13,701

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                20,968               638
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $   1,078         $  14,339
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Foamex L.P.'s condensed consolidated balance sheet as of December 29, 1996 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of September 28, 1997 and the condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended September 28, 1997 and September 29, 1996 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 28, 1997 and September 29, 1996 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

     Upon consummation of the Refinancing Plan, as defined, on June 12, 1997 (see Note 4 below for further discussion), Foamex-JPS Automotive L.P. ("FJPS") was merged into Foamex International Inc. ("Foamex International"), which thus became a 98% limited partner of Foamex L.P. FMXI, Inc. ("FMXI") is a 1% managing general partner of Foamex L.P. and Trace Foam Company, Inc. ("Trace Foam") is a 1% non-managing general partner of Foamex L.P. FMXI is a wholly-owned subsidiary of Foamex International.

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

     Foamex L.P.'s condensed consolidated financial statements reflect the discontinuation of the home comfort products business segment. Interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired with the net proceeds from the sale. A summary of the operating results for the discontinued operations is as follows:

                                                          13 Week Period Ended  39 Week Period Ended
                                                            September 29, 1996  September 29, 1996
                                                                        (thousands)
Net sales                                                       $     --           $ 50,097
Gross profit                                                          --              8,065
Income from operations                                                --              1,123
Interest and debt issuance expense                                    --              2,384
Other expense -                                                      348
Loss on disposal of discontinued operations                       (1,989)           (41,286)
Loss from discontinued operations
before benefit from income taxes                                  (1,989)           (42,895)
Benefit for income taxes                                              --             (1,379)
Loss from discontinued operations, net of income taxes            (1,989)           (41,516)

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   INVENTORIES

     The components of inventories consist of:

                                       September 28,      December 29,
                                           1997              1996
                                                 (thousands)
     Raw materials and supplies          $ 49,067          $ 61,559
     Work-in-process                       17,568            13,453
     Finished goods                        27,666            27,598
                                         --------          --------
         Total                           $ 94,301          $102,610
                                         ========          ========

4.   LONG-TERM DEBT

     Long-term debt consists of:

                                                                            September 28,     December 29,
                                                                                1997              1996
                                                                                     (thousands)
     9 7/8% senior subordinated notes due 2007 (1)                            $150,000          $     --
     Foamex L.P. term loan facilities (7.83% interest rate
         at September 28, 1997) (2)                                            298,000                --
     Foamex L.P. revolving loan (7.62% interest rate
         at September 28, 1997) (3)                                             31,000                --
     9 1/2% senior secured notes due 2000 (4)                                    4,523           106,793
     11 1/4% senior notes due 2002 (4)                                           5,825           141,400
     11 7/8% senior subordinated debentures due 2004 (net of
         unamortized debt discount of $116 and $769) (4)                        20,227           125,056
     11 7/8% senior subordinated debentures due 2004, Series B (5)                  45             7,000
     Industrial revenue bonds (6)                                                7,000             7,000
     Foamex L.P. term loan (8.54% interest rate as of
         December 29, 1996) (6)                                                     --            11,000
     Subordinated note (net of debt discount of $969 and $1,198) (6)             6,046             5,817
     Other                                                                       5,666             2,286
                                                                              --------          --------
                                                                               528,332           406,352
     Less current portion                                                        8,664            13,735
                                                                              --------          --------
     Long-term debt                                                           $519,668          $392,617
                                                                              ========          ========

(1) Debt of Foamex L.P. and Foamex Capital Corporation ("FCC") (together the "Issuers"), guaranteed by General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers") and certain future domestic subsidiaries of the Issuers.

(2) Debt of Foamex L.P., guaranteed by Foamex International, General Felt and Foamex Fibers.

(3) Debt of Foamex L.P. and General Felt, guaranteed by Foamex International and Foamex Fibers.

(4)  Debt of the Issuers, guaranteed by Foamex International and General Felt.

(5)  Debt of the Issuers, guaranteed by General Felt.

(6)  Debt of Foamex L.P.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT (continued)

     Refinancing Plan

     On June 12, 1997, Foamex International substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of FJPS's senior secured discount debentures due 2004 (the "Discount Debentures") and repaid $5.2 million of term loan borrowings under its old credit facility. Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $44.5 million. The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "New Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007.

     In addition, on October 1, 1997, Foamex L.P. redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.0 million of the approximately $30.0 million of its outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded from the New Credit Facility. In connection with this redemption, Foamex L.P. expects to incur an extraordinary loss on the early extinguishment of debt of approximately $2.6 million in the fourth quarter of 1997.

     Term Loans and Revolving Loan

     On June 12, 1997, Foamex L.P. entered into the New Credit Facility with a group of banks that provides for term loans of up to $330.0 million which expire from June 2003 to June 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. In connection with the Refinancing Plan, Foamex L.P. entered into term loans of $298.0 million and borrowed $49.0 million under the revolving line of credit.

     The term loans are comprised of a (i) term A loan ("Term A") which provides up to $120.0 million of borrowings of which Foamex L.P. borrowed $88.0 million in connection with the Refinancing Plan, (ii) term B loan ("Term B") of $110.0 million and (iii) term C loan ("Term C") of $100.0 million. The remaining $32.0 million available under the Term A is restricted and can only be used by Foamex L.P. to retire its public debt not tendered in connection with the Refinancing Plan with such unused availability terminating June 15, 1998. Foamex L.P. borrowed $29.0 million under the Term A in connection with the October 1, 1997 redemption.

     Borrowings under the New Credit Facility are collateralized by substantially all of the assets of Foamex L.P., General Felt and Foamex Fibers on a pari passu basis with the 9 1/2% senior secured notes due 2000 and the industrial revenue bonds (collectively, the "Notes"); however, the rights of the holders of the applicable issue of Notes to receive payment upon the disposition of the collateral securing such issue of Notes has been preserved.

     Pursuant to the terms of the New Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined based on the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B and from 1.125% per annum to 1.625% per annum for Term C. At the option of Foamex L.P., portions of the outstanding loans under the New Credit Facility are convertible into LIBOR based loans

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   LONG-TERM DEBT (continued)

which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum.

     9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

     The Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on June 12, 1997 in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the subordinated note. The Senior Subordinated Notes contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments,
(iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (vi) to enter into certain transactions with affiliates or related persons. The Senior Subordinated Notes are guaranteed by General Felt and Foamex Fibers and certain future domestic subsidiaries of the Issuers.

     The Issuers have filed a registration statement relating to an exchange offer in which the Issuers will offer to exchange the Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of Senior Subordinated Notes held by affiliates of the Issuers and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. The exchange offer is expected to be consummated during November 1997.

     Principal payments on Foamex L.P.'s long-term debt for the remainder of 1997 and for the next five years are as follows: 1997 - $4.1 million; 1998 - $11.9 million; 1999 - $20.9 million; 2000 - $31.3 million; 2001 - $31.3 million;
2002 - $32.7 million; and thereafter - $397.2 million.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT (continued)

and amendment of the interest rate swap agreements and approximately $3.5 million of professional fees and other costs. In connection with the Refinancing Plan, Foamex L.P. repaid $5.2 million in term loan borrowings under its old credit facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

o $99.8 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000 for an aggregate consideration of 104.193% of principal plus accrued interest, comprised of a tender price of 102.193% and a consent fee of 2.0%;

o $130.1 million of aggregate principal amount of its 11 1/4% senior notes due 2002 for an aggregate consideration of 105.709% of principal plus accrued interest, comprised of a tender price of 103.709% and a consent fee of 2.0%;

o $105.5 million of aggregate principal amount of its 11 7/8% senior subordinated debentures due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%;

o $6.9 million of aggregate principal amount of its 11 7/8% senior subordinated debentures, series B due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%; and

o $116.7 million of aggregate principal amount of the Discount Debentures for an aggregate consideration of 90.0% of principal amount, which represents approximately 121.9% of the accreted book value as of June 12, 1997, comprised of a tender price of 88.0% of principal amount and a consent fee of 2.0%.

     Early Extinguishment of Debt - Other

     In addition, during 1997 Foamex L.P. incurred extraordinary losses of approximately $1.0 million associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of Perfect Fit. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs. The long-term debt was comprised of:

o $2.5 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000.

o    $5.5 million of aggregate  principal amount of its 11 1/4% senior notes due
     2002.

o Bank term loan borrowings of $3.8 million under Foamex L.P.'s old credit facility.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   LONG-TERM DEBT (continued)

swap agreement matures in June 2007 which is consistent with the underlying debt. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest and debt issuance expense.

     In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis over the life of the amended interest rate swap agreement. Under the amended interest rate swap agreement, Foamex L.P. is obligated to make fixed payments of 5.75% per annum through December 1997 and variable payments based on the higher of LIBOR at the beginning of the period or the end of the period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The amended interest rate swap agreement can be terminated by either party in June 2002, and annually thereafter, for a cash settlement based on the fair market value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.5 million and $0.9 million for the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively, and $2.2 million and $2.8 million for the thirty-nine week periods ended September 28, 1997 and September 29, 1996, respectively.

5.   RELATED PARTY TRANSACTIONS

     On July 1, 1997, Trace Holdings borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. The promissory note is included in the other component of partners' equity (deficit).

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

     Also on June 12, 1997, Foamex L.P. distributed its $56.2 million aggregate principal amount note, as amended, due 2006 (the "FJPS Note") from FJPS with an accreted value as of June 12, 1997 of $35.6 million to FJPS and FMXI. The accretion of the original issue discount of $2.4 million and $4.7 million for the period from December 30, 1996 to June 12, 1997 and for the thirty-nine week period ended September 29, 1996, respectively,

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   RELATED PARTY TRANSACTIONS (continued)

was reflected as a direct increase in the FJPS Note and partners' capital account, and thereby excluded from the condensed consolidated statements of operations.

     In connection with the Refinancing Plan, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam as a result of Foamex L.P.'s distribution to FJPS and FMXI of the Discount Debentures, the FJPS Note and the $2.0 million aggregate principal amount promissory note due from Foamex International.

     On June 12, 1997, a promissory note issued to Foamex L.P. by Trace International Holdings, Inc. ("Trace Holdings") was amended. The amended promissory note is an extension of a promissory note of Trace Holdings that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory note is included in the other component of partners' equity (deficit).

     During June 1997, Foamex L.P. and Trace Foam amended their management services agreement to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred.

     Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended September 28, 1997 and September 29, 1996, Foamex L.P. purchased approximately $31.4 million and $30.2 million, respectively, of raw materials under the Supply Agreement. During the thirty-nine week periods ended September 28, 1997 and September 29, 1996, Foamex L.P. purchased approximately $94.4 million and $84.3 million, respectively, of raw materials under the Supply Agreement. As of September 28, 1997 and December 29, 1996, Foamex L.P. had accounts payable to Foamex International of approximately $16.6 million and $8.8 million, respectively, associated with the Supply Agreement.

     Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.3 million and $0.4 million during the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively, and $0.9 million for each of the thirty-nine week periods ended September 28, 1997 and September 29, 1996.

6.   ENVIRONMENTAL MATTERS

     As of September 28, 1997, Foamex L.P. has accruals of approximately $3.8 million for environmental matters. In addition, as of September 28, 1997, Foamex L.P. has net receivables of approximately $1.0 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

     On May 5, 1997, there was an accidental chemical spill at one of Foamex L.P.'s manufacturing facilities that was contained on site. Foamex L.P. is in the process of disposing of the contaminated soil which is estimated to cost approximately $0.6 million. As of September 28, 1997, Foamex L.P. has spent approximately $0.5

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   ENVIRONMENTAL MATTERS (continued)

million for remediation costs related to this chemical spill. The actual cost and the timetable for the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

     Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four additional facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of September 28, 1997, Foamex L.P. has environmental accruals of approximately $2.9 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

     Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites, with an estimated total liability to Foamex L.P. for the thirteen sites of less than approximately $0.5 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

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

7.   LITIGATION

     As of November 3, 1997, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,500 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but only one class has been approved or certified by a court, and that is a class limited to Louisiana residents or persons who received their implants in Louisiana. In addition, three cases have been filed alleging claims on behalf of approximately 725 residents of

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   LITIGATION (continued)

Australia and New Zealand. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. believes that the number of suits and claimants may increase, but not significantly. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to the capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to continue to provide such indemnification. Based on information available at this time with respect to the potential liability, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

8.   SUBSEQUENT EVENT

     On October 6, 1997, Foamex L.P. sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia to Bretlin, Inc. for an aggregate sale price of approximately $41.2 million, subject to post-closing adjustments. Foamex L.P. expects to realize an immaterial gain on the sale, net of income taxes, in the fourth quarter of 1997. Foamex L.P. used $38.8 million of the net sale proceeds to repay outstanding term loan borrowings under the New Credit Facility. In connection with this repayment, Foamex L.P., expects to incur an extraordinary loss on the early extinguishment of debt of approximately $0.9 million during the fourth quarter of 1997.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)


                                                          September 28,   December 29,
                                                             1997             1996
ASSETS                                                           (thousands)

CASH                                                          $ 1              $ 1
                                                              ===              ===

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                 $ -              $ -
                                                              ---              ---

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding            -                -
     Additional paid-in capital                                 1                1
                                                              ---              ---

        TOTAL STOCKHOLDER'S EQUITY                            $ 1              $ 1
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

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor on the following borrowings of Foamex L.P.:

     9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

     The Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on June 12, 1997 in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the subordinated note. The Senior Subordinated Notes contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments,
(iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (vi) to enter into certain transactions with affiliates or related persons. The Senior Subordinated Notes are guaranteed by General Felt and Foamex Fibers and certain future domestic subsidiaries of the Issuers.

     The Issuers have filed a registration statement relating to an exchange offer in which the Issuers will offer to exchange the Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of Senior Subordinated Notes held by affiliates of the Issuers and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. The exchange offer is expected to be consummated during November 1997.

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

     11 1/4% Senior Notes due 2002 ("Senior Notes")

     The Senior Notes bear interest at the rate of 11 1/4% per annum payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100.0% on or after October 1, 2000. In October 1994, Foamex L.P. provided certain real property as collateral for the Senior Notes, with a net book value of $37.8 million at December 29, 1996. The Senior Notes have been guaranteed, on a senior basis, by General Felt. During 1997 and 1996, Foamex L.P. repurchased $135.6 million and $8.6 million, respectively, aggregate principal amount of Senior Notes. Foamex L.P. redeemed all of the outstanding Senior Notes on October 1, 1997.

     11 7/8% Senior Subordinated Debentures ("Subordinated Debentures")

     The Subordinated Debentures bear interest at the rate of 11 7/8% per annum payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100.0% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. The Subordinated Debentures have been guaranteed, on a senior subordinated basis, by General Felt and rank pari passu in right of payment to the Senior Subordinated Notes. During 1997 and 1996, Foamex L.P. repurchased $104.9 million and $0.1 million, respectively, aggregate principal amount of Subordinated Debentures. Foamex L.P. redeemed all of the outstanding Subordinated Debentures on October 1, 1997.

     11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

     The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures. The Series B Debentures have been guaranteed on a senior subordinated basis by General Felt. During 1997, Foamex L.P. repurchased $6.9 million of Series B Debentures. Foamex L.P. redeemed all of the outstanding Series B Debentures on October 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry, together with its wholly-owned subsidiaries, General Felt, Foamex Fibers, Foamex Canada Inc., Foamex Latin America, Inc., and Foamex Asia, Inc. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on pages 3 and 4 of Foamex L.P.'s 1996 Annual Report on Form 10-K.

     On June 12, 1997, Foamex International substantially completed the Refinancing Plan which included the repurchase of $342.3 million of aggregate principal amount of Foamex L.P.'s public debt and $116.7 million of aggregate principal amount of the Discount Debentures and the payment of $5.2 million of Foamex L.P. term loan borrowings under its old credit facility. Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $44.5 million. The Refinancing Plan was funded by $347.0 million of borrowings under the New Credit Facility and the net proceeds from the issuance of the Senior Subordinated Notes. See Note 4 to the condensed consolidated financial statements for further discussion. As a result of the Refinancing Plan, Foamex L.P.'s total long-term debt increased $150.1 million to $546.3 million. Foamex L.P. expects the Refinancing Plan to result in increased interest expense of approximately $2.5 million in the second half of 1997 as compared to the first half of 1997, and annualized increased interest expense of approximately $5.0 million, as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. Foamex L.P.'s future interest expense will vary based on a variety of factors, including fluctuation in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprises a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past.

     In addition, on October 1, 1997, Foamex L.P. redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.0 million of the approximately $30.0 million of its outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded from the New Credit Facility. In connection with this redemption, Foamex L.P. expects to incur an extraordinary loss on the early extinguishment of debt of approximately $2.6 million in the fourth quarter of 1997.

     Also, on October 6, 1997, Foamex L.P. sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia ("Dalton") to Bretlin, Inc. for an aggregate sale price of approximately $41.2 million, subject to post-closing adjustments. Foamex L.P. expects to realize an immaterial gain on the sale, net of income taxes, in the fourth quarter of 1997. Dalton's revenues were $10.7 million and $9.3 million for the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively, and $35.1 million and $32.1 million for the thirty-nine week periods ended September 28, 1997 and September 29,1996, respectively. As of September 28, 1997, Dalton had $7.5 million, $14.8 million, $12.3 million and $2.0 million of inventories, net plant, property and equipment, net goodwill and other assets, respectively. Foamex L.P. used $38.8 million of the net sale proceeds to repay outstanding term loan borrowings under the New Credit Facility. In connection with this repayment, Foamex L.P. expects to incur an extraordinary loss on the early extinguishment of debt of approximately $0.9 million in the fourth quarter of 1997.

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

     The principal suppliers to the foam industry announced raw material cost increases effective April 1997. The impact of the raw material cost increases were not significant during the second quarter of 1997. However, Foamex L.P. estimates the raw material cost increases, net of sale price increases to customers, had an unfavorable impact of approximately $2.0 million during the third quarter of 1997. There can be no assurance that chemical suppliers will not increase raw material costs in the future or that Foamex L.P. will be able to implement selling price increases to offset any such raw material cost increases.

     During 1996, Foamex L.P. sold Perfect Fit which comprised the home comfort products business segment of Foamex L.P. Accordingly, the accompanying condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended September 29, 1996 and the condensed consolidated statement of cash flows for the thirty-nine week period ended September 29, 1996 reflect the home comfort products business segment as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

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

13 Week Period Ended September 28, 1997 Compared to 13 Week Period Ended September 29, 1996

Results of Operations

     Net sales for the third quarter of 1997 were $233.4 million as compared to $236.8 million in the third quarter of 1996, a decrease of $3.4 million or 1.4%. Carpet cushion products net sales for the third quarter of 1997 decreased 6.4% to $72.0 million from $77.0 million in the third quarter of 1996 primarily due to a change in product mix and competitive pricing pressure resulting from an excess supply of foam trim, the primary component of rebond carpet cushion. Cushioning products net sales for the third quarter of 1997 increased 5.7% to $60.2 million from $57.0 million in the third quarter of 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for the third quarter of 1997 of $29.6 million were consistent as compared to net sales of $29.0 million for the third quarter of 1996. Automotive products net sales for the third quarter of 1997 decreased 6.4% to $52.3 million from $55.9 million in the third quarter of 1996 primarily due to decreased net sales volume resulting from reduced car and light truck builds due to temporary production shut-downs at several Chrysler and Ford facilities for new model conversions and slower than expected start-up of several new platforms during the third quarter of 1997. Technical products net sales for the third quarter of 1997 increased 8.0% to $19.3 million from $17.9 million in the third quarter of 1996 primarily due to increased net sales volume.

     Gross profit as a percentage of net sales decreased to 16.3% for the third quarter of 1997 from 16.9% in the third quarter of 1996 primarily due to the unfavorable impact of the unrecovered raw material cost increases of approximately $2.0 million during the third quarter of 1997 offset by improved material and production

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

efficiencies and manufacturing cost containment which includes favorable raw material efficiencies and an increased impact of the 1995 restructuring and operational plan in 1997 as compared to 1996.

     Income from operations decreased to $22.5 million for the third quarter of 1997 from $24.9 million in the third quarter of 1996 primarily due to the reasons discussed above and an increase in selling, general and administrative expenses of $0.5 million for the third quarter of 1997 as compared to the third quarter of 1996. The increase in selling, general and administrative expenses is primarily due to increases in research and development costs, and travel and promotion costs associated with the launching of new products and international expansion offset by a decrease in employee compensation and incentives.

     Income from continuing operations decreased to $9.6 million for the third quarter of 1997 as compared to $11.4 million for the third quarter of 1996. The decrease is primarily due to the reasons cited above and an increase in interest and debt issuance expense of $0.7 million. The increase in interest and debt issuance expense is primarily due to a decrease in the favorable impact from the interest rate swap agreements in the third quarter of 1997 as compared to the third quarter of 1996 and due to the higher level of outstanding indebtedness in the third quarter of 1997 as compared to the third quarter of 1996 as a result of the Refinancing Plan. Loss from discontinued operations in the third quarter of 1996 represents the loss on disposal and the operating loss of Perfect Fit which was sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The decrease in the effective income tax rate for continuing operations for the third quarter of 1997 as compared to the third quarter of 1996 is primarily due to a decrease in pre-tax earnings and the related tax provision of a subsidiary that files federal income tax returns.

     The extraordinary loss on early extinguishment of debt of approximately $0.7 million during the third quarter of 1996 primarily relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

39 Week Period Ended September 28, 1997 Compared to 39 Week Period Ended September 29, 1996

Results of Operations

     Net sales for 1997 were $702.4 million as compared to $696.3 million in 1996, an increase of $6.1 million or 0.9%. Carpet cushion products net sales for 1997 decreased 1.0% to $214.9 million from $217.2 million in 1996 primarily due to a change in product mix and competitive pricing pressure resulting from an excess supply of foam trim, the primary component of rebond carpet cushion. Cushioning products net sales for 1997 increased 4.4% to $167.6 million from $160.5 million in 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for 1997 of $92.1 million were consistent as compared to net sales of $91.5 million for 1996. Automotive products net sales for 1997 decreased 2.2% to $171.4 million for 1997 from $175.2 million for 1996 primarily due to increased selling prices implemented during the first quarter of 1996 offset by reduced net sales volume in 1997 as compared to 1996 resulting from reduced car and light truck builds due to temporary production shut-downs at several Chrysler and Ford facilities, slower than expected start-up of several new platforms and labor strikes at both Chrysler and General Motors plants during the second quarter of 1997. Technical products net sales for 1997 increased 8.8% to $56.4 million from $51.9 million in 1996 primarily due to increased net sales volume.

     Gross profit as a percentage of net sales increased to 17.9% for 1997 from 16.4% in 1996 primarily due to selling price increases, improved material and production efficiencies and manufacturing cost containment which include (i) the impact during 1997 of the selling prices initiated in 1996 to offset previous raw material cost increases, (ii) favorable raw material efficiencies and (iii) an increased favorable impact of the 1995 restructuring

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and operational plan in 1997 as compared to 1996. These increases were offset by approximately $2.0 million of unrecovered raw material costs during the third quarter of 1997.

     Income from operations increased to $78.7 million for 1997 from $72.0 million in 1996 primarily due to improved gross profit margins as discussed above, offset by a $4.7 million increase in selling, general and administrative expenses during 1997 as compared to the comparable period for 1996. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

     Income from continuing operations increased to $42.2 million for 1997 as compared to $34.6 million in 1996. The increase is primarily due to the reasons cited above offset by an increase in interest and debt issuance expense of $1.5 million. The increase in interest and debt issuance expense is primarily due to a decrease in the favorable impact from the interest rate swap agreements in the third quarter of 1997 as compared to the third quarter of 1996 and is also due to the higher level of outstanding indebtedness in 1997 as compared to 1996 as a result of the Refinancing Plan. Loss from discontinued operations for 1996 represents the loss on disposal and the operating loss of Perfect Fit which was sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The decrease in the effective income tax rate for continuing operations for 1997 as compared to 1996 is primarily due to a decrease in pre-tax earnings and the related tax provision of a subsidiary that files federal income tax returns.

     The extraordinary loss on early extinguishment of debt of approximately $45.5 million during 1997 relates to premium and consent fee payments, the write-off of debt issuance costs and other charges associated with the early extinguishment of approximately $359.3 million of aggregate principal amount of debt in connection with the Refinancing Plan and other debt extinguishment during 1997. See Note 4 to the condensed consolidated financial statements for further discussion. The extraordinary loss on early extinguishment of debt of approximately $0.7 million during 1996 primarily relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

Foamex Capital Corporation ("FCC")

     FCC is solely a co-issuer of certain indebtedness of Foamex L.P. has no other material operations.

Liquidity and Capital Resources

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under revolving credit agreements, if necessary, will be adequate to meet its operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in its credit agreements or indentures and such noncompliance was not cured or waived by the lenders or bondholders. Foamex L.P. was in compliance with such covenants as of September 28, 1997 and expects to be in compliance with such covenants for the foreseeable future.

     Cash and cash equivalents decreased $19.9 million during 1997 to $1.1 million at September 28, 1997 from $21.0 million at December 29, 1996. The decrease in cash and cash equivalents was primarily due to: (i) $25.4 million of cash used for capital expenditures, (ii) $15.3 million of cash used for distributions and a loan to partners, (iii) $9.9 million of cash used for financing activities after considering the decrease in restricted cash and the purchase of the Discount Debentures offset by (iv) $31.7 million of cash provided from operating activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The $9.9 million of cash used for financing activities reflects the: (a) $363.4 million repayment of long-term debt, (b) $105.8 million of cash used for the purchase of the Discount Debentures, (c) $15.6 million of cash used for debt issuance costs, (d) $22.9 million of cash used for premium and consent fee payments and other cash charges associated with the Refinancing Plan and other debt extinguishment offset by (e) $485.7 million of cash proceeds from long-term debt, revolving loans and short-term borrowings and (f) the decrease of restricted cash of $12.1 million. Cash flow from continuing operations decreased $2.8 million to $31.7 million for 1997 as compared to $34.5 million for 1996. Cash flow from continuing operations decreased for 1997 as compared to 1996 primarily due to an increase in the use of cash for operating assets offset by an increase in income from continuing operations.

     Working capital decreased $9.4 million for 1997 to $127.7 million at September 28, 1997 from $137.1 million at December 29, 1996. The decrease in working capital is primarily due to the $19.9 million decrease in cash, as previously discussed, offset by a $3.4 million increase in net operating assets and liabilities, as discussed below, a $3.3 million net increase in other current assets, and a $3.9 million decrease in short-term borrowings and current portion of long-term debt. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $3.4 million to $147.4 million at September 28, 1997 from $144.0 million at December 29, 1996 primarily due to an increase in accounts receivable offset by an increase in accounts payable and a decrease in inventories. The increase in accounts receivable is primarily due to an increase in net sales for September 1997 as compared to December 1996. The increase in accounts payable is primarily due to the timing of payments. The decrease in inventories is due to reduced levels of major chemicals and foam trim inventories offset by increased work-in-process inventories which is the result of increased production in September 1997 as compared to December 1996.

     During 1997, Foamex L.P. spent approximately $25.4 million on capital expenditures and expects to maintain or reduce spending for capital expenditures for the foreseeable future since significant capital projects (e.g. the new Mexico City facility) are expected to be completed during 1997.

     As of September 28, 1997, there was approximately $31.0 million of outstanding revolving credit borrowings under the New Credit Facility with unused availability of approximately $102.6 million. Borrowings by Foamex Canada Inc. as of September 28, 1997 were approximately $2.9 million under a revolving credit agreement with unused availability of approximately $1.4 million. Borrowings by Foamex Latin America, Inc. as of September 28, 1997 were approximately $2.0 million under a revolving credit agreement with no availability.

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

value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.5 million and $0.9 million for the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively, and $2.2 million and $2.8 million for the thirty-nine week periods ended September 28, 1997 and September 29, 1996, respectively.

     Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations have not had a material adverse effect on its operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 28, 1997 was approximately $3.8 million. In addition, as of September 28, 1997, Foamex L.P. has net receivables of approximately $1.0 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

     The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Inflation and Other Matters

     There was no significant impact on Foamex L.P.'s operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future. Effective in January 1997, Foamex L.P.'s operations in Mexico became subject to highly inflationary accounting for financial reporting purposes. Translation adjustments resulting from fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar are included in Foamex L.P.'s consolidated statement of operations as compared to partners' equity (deficit). The effect of translation adjustments on the 1997 results of operations have not been material.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and in Foamex L.P.'s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 30, 1997 and June 29, 1997.

          The information from Notes 6 and 7 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of September 28, 1997 (unaudited) is incorporated herein by reference.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Financial Statement Schedules.

          (a)  Exhibits

3.1(a)        - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)      - Fourth Amended and Restated Agreement of Limited  Partnership of
              Foamex L.P.,  dated as of December  14,  1993,  by and among FMXI,
              Inc.  ("FMXI") and Trace Foam Company,  Inc.  ("Trace  Foam"),  as
              general   partners,   and  Foamex   International   Inc.  ("Foamex
              International"),   as  a   limited   partner   (the   "Partnership
              Agreement").
3.2.2(b)      - First  Amendment to the  Partnership  Agreement,  dated June 28,
              1994.
3.2.3(c)      - Second  Amendment to the Partnership  Agreement,  dated June 12,
              1997.
3.3(a)        - Certificate of Incorporation of FMXI.
3.4(a)        - By-laws of FMXI.
3.5(k)        -  Certificate  of  Incorporation  of Foamex  Capital  Corporation
              ("FCC").
3.6(k)        - By-laws of FCC.
3.7(g)        - Certificate of Incorporation  of General Felt  Industries,  Inc.
              ("General Felt").
3.8(g)        - By-laws of General Felt.
3.9(p)        - Certificate of  Incorporation  of Foamex Fibers,  Inc.  ("Foamex
              Fibers")
3.10(p)       - By-laws of Foamex Fibers.
4.1.1(d)      - Indenture,  dated as of June 12, 1997, by and among Foamex L.P.,
              FCC,  the  Subsidiary  Guarantors  and The  Bank of New  York,  as
              Trustee,  relating  to  $150,000,000  principal  amount  of 9 7/8%
              Senior  Subordinated Notes due 2007,  including the form of Senior
              Subordinated Note and Subsidiary Guarantee.

4.1.2(d)      - Registration Rights Agreement, dated as of June 12, 1997, by and among Foamex L.P.,  FCC,  General  Felt,  Foamex  Fibers,  and all
              future direct or indirect domestic  subsidiaries of Foamex L.P. or
              FCC,  and  Donaldson,  Lufkin & Jenrette  Securities  Corporation,
              Salomon  Brothers  Inc.  and Scotia  Capital  Markets,  as Initial
              Purchasers.
4.2.1(e)      - Indenture,  dated as of June 3, 1993, among Foamex L.P. and FCC, as joint and several  obligors,  General Felt,  as Guarantor,  and
              Shawmut  Bank,  National  Association  ("Shawmut"),   as  trustee,
              relating to $160,000,000 principal amount of 9 1/2% Senior Secured
              Notes due 2000, including the form of Senior Secured Note.
4.2.2(a)      - First  Supplemental  Indenture,  dated as of November  18, 1993, among  Foamex L.P.  and FCC, as Issuers,  General Felt and Perfect
              Fit Industries,  Inc.  ("Perfect Fit"), as Guarantors and Shawmut,
              as trustee, relating to the Senior Secured Notes.
4.2.3(a)      - Second  Supplemental  Indenture,  dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers,  Foamex L.P.,  General Felt
              and Perfect Fit, as Guarantors and Shawmut,  as trustee,  relating to the Senior Secured Notes.
4.2.4(f)      - Third Supplemental Indenture, dated as of August 1, 1996, by and among  Foamex L.P.  and FCC, as Issuers,  Foamex  L.P.,  as parent guarantor, General Felt, as guarantor, Perfect Fit, as withdrawing guarantor,  and Fleet National Bank ("Fleet"), as trustee relating to the Senior Secured Notes.
4.2.5(c)      - Fourth Supplemental Indenture,  dated as of May 28, 1997, by and among  Foamex L.P.  and FCC, as Issuers,  Foamex  L.P.,  as Parent
              Guarantor, General Felt, as Guarantor, and Fleet, as Trustee.
4.2.6(e)      - Company  Pledge  Agreement,  dated as of June 3, 1993, by Foamex
              L.P. in favor of Shawmut, as trustee for the holders of the Senior
              Secured Notes.
4.2.7(p)      - Amendment No. 1 to Company (Foamex L.P.) Pledge Agreement, dated
              June 12, 1997.
4.2.8(e)      - Company  Pledge  Agreement,  dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured
              Notes.
4.2.9(p)      - Amendment  No. 1 to Company (FCC) Pledge  Agreement,  dated June
              12, 1997.
4.2.10(e)     -  Subsidiary  Pledge  Agreement,  dated  as of June 3,  1993,  by
              General  Felt in favor of  Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.11(p)     - Amendment No. 1 to Subsidiary  (General Felt) Pledge  Agreement,
              dated June 12, 1997.
4.2.12(e)     - Company Security Agreement,  dated as of June 3, 1993, by Foamex
              L.P.  and FCC in favor of  Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.13(p)     -  Amendment  No.  1 to  Company,  Foamex  L.P.  and FCC  Security
              Agreement, dated June 12, 1997.
4.2.14(e)     -  Subsidiary  Security  Agreement,  dated as of June 3, 1993,  by
              General  Felt in favor of  Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.15(p)     - Amendment No. 1 to Subsidiary Security Agreement (General Felt),
              dated June 12, 1997.
4.2.16(e)     - Collateral  Assignment  of Patents and  Trademarks,  dated as of
              June 3, 1993,  by Foamex L.P. in favor of Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.17(p)     -  Amendment  No.  1  to  Collateral  Assignment  of  Patents  and
              Trademarks (Foamex L.P.), dated June 12, 1997.
4.2.18(e)     - Collateral  Assignment  of Patents and  Trademarks,  dated as of
              June 3,  1993,  by FCC in favor of  Shawmut,  as  trustee  for the holders of the Senior Secured Notes.
4.2.19(p)     -  Amendment  No.  1  to  Collateral  Assignment  of  Patents  and
              Trademarks (FCC), dated June 12, 1997.
4.2.20(e)     - Collateral  Assignment  of Patents and  Trademarks,  dated as of
              June 3, 1993, by General Felt in favor of Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.21(p)     -  Amendment   No.1  to  Collateral   Assignment  of  Patents  and
              Trademarks (General Felt), dated June 12, 1997.
4.2.22(p)     - Amended and  Restated  Receivables  Security  Agreement,  by and
              among Fleet National Bank, Citicorp USA, Inc. and The Bank of Nova
              Scotia, dated as of June 12, 1997.

4.2.23(p)     - Intercreditor  Agreement by and among Fleet, Citicorp USA, Inc., and The Bank of Nova Scotia, dated as of June 12, 1997 (re: Senior
              Secured Notes).
4.3           - Intentionally omitted.
4.4           - Intentionally omitted.
4.5.1(d)      - Credit Agreement, dated as of June 12, 1997, by and among Foamex
              L.P.,  General Felt, Trace Foam, FMXI, the institutions  from time to time party thereto as lenders,  the  institutions  from time to time party  thereto as issuing  banks,  and Citicorp USA, Inc. and
              The Bank of Nova Scotia, as Administrative Agents.
4.5.2(p)      - Foamex  International  Guaranty,  dated as of June 12, 1997,  in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.3(p)      - Partnership  Guaranty,  dated as of June 12, 1997, made by Trace
              Foam and FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.4(p)      - Foamex Guaranty,  dated as of June 12, 1997, made by Foamex L.P.
              in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.5(p)      - GFI Guaranty, dated as of June 12, 1997, made by General Felt in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.6(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Fibers in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.7(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Latin America,  Inc. in favor of Citicorp USA, Inc., as Collateral
              Agent.
4.5.8(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.9(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.10(p)     - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Mexico II, Inc.  in favor of Citicorp  USA,  Inc.,  as  Collateral
              Agent.
4.5.11(p)     - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.12(p)     - Partnership Pledge Agreement, dated as of June 12, 1997, made by
              Trace Foam Company,  Inc., FMXI, and Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.13(p)     - Foamex  Pledge  Agreement,  dated as of June 12,  1997,  made by
              Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.14(p)     - GFI Pledge Agreement, dated as of June 12, 1997, made by General
              Felt in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.15(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.16(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex Fibers in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.17(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex Latin  America,  Inc. in favor of Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.5.18(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc., as Collateral
              Agent.
4.5.19(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex Mexico,  Inc. in favor of Citicorp USA, Inc., as Collateral
              Agent.
4.5.20(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex  Mexico  II,  Inc.  in  favor of  Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.5.21(p)     - Foamex  Security  Agreement,  dated as of June 12, 1997, made by
              Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.22(p)     - GFI  Security  Agreement,  dated  as of June 12,  1997,  made by
              General Felt in favor of Citicorp USA, Inc., as Collateral Agent.

4.5.23(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by Foamex  Fibers in favor of Citicorp  USA,  Inc.,  as Collateral
              Agent.
4.5.24(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by Foamex Latin  America,  Inc. in favor of Citicorp USA, Inc., as
              Collateral Agent.
4.5.25(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by  Foamex  Mexico,  Inc.  in  favor of  Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.5.26(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by Foamex  Mexico II,  Inc.  in favor of Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.5.27(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral
              Agent.
4.5.28(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.6           - Commitment  letter,  dated July 17, 1997,  from The Bank of Nova
              Scotia to Foamex Canada Inc.
4.7(a)        - Subordinated  Promissory  Note,  dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to
              John Rallis ("Rallis").
4.8(a)        - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.9(a)        - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.10.1(p)     - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.10.2(p)     - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
10.1.1(p)     - Amendment to Master Agreement, dated as of June 5, 1997, between
              Citibank, N.A. and Foamex L.P.
10.1.2(p)     -  Amended  confirmation,  dated  as of  June  13,  1997,  between
              Citibank, N.A. and Foamex L.P.
10.2(h)       -  Reimbursement  Agreement,  dated as of March 23, 1993,  between
              Trace Holdings and General Felt.
10.3(h)       - Shareholder Agreement,  dated December 31, 1992, among Recticel,
              s.a.  ("Recticel"),  Recticel  Holding  Noord B.V.,  Foamex  L.P.,
              Beamech Group Limited,  LME-Beamech,  Inc., James Brian Blackwell,
              and Prefoam AG relating to foam technology sharing arrangement.
10.4.1(k)     - Asset Transfer  Agreement,  dated as of October 2, 1990, between
              Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer
              Agreement").
10.4.2(k)     - First  Amendment,  dated as of December 19,  1991,  to the Trace
              Holdings Asset Transfer Agreement.
10.4.3(k)     - Amended and  Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)     - Asset Transfer  Agreement,  dated as of October 2, 1990, between
              Recticel Foam Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
              Transfer Agreement").
10.5.2(k)     - First Amendment, dated as of December 19, 1991, to the RFC Asset
              Transfer Agreement.
10.5.3(k)     - Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the "5.03
              Protocol").
10.5.4(h)     - The 5.03 Protocol Assumption Agreement,  dated as of October 13,
              1992, between RFC and Foamex L.P.
10.5.5(h)     - Letter Agreement  between Trace Holdings and Recticel  regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)       - Supply Agreement,  dated June 28, 1994,  between Foamex L.P. and
              Foamex International.
10.7.1(l)     - First  Amended and Restated Tax Sharing  Agreement,  dated as of
              December 14, 1993,  among Foamex L.P., Trace Foam, FMXI and Foamex
              International.
10.7.2(d)     - First Amendment to Amended and Restated Tax Sharing Agreement of
              Foamex L.P.,  dated as of June 12, 1997, by and among Foamex L.P.,
              Foamex International, FMXI and Trace Foam.

10.8.1(m)     - Tax  Distribution  Advance  Agreement,  dated as of December 11,
              1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d)     - Amendment No. 1 to Tax Distribution Advance Agreement,  dated as
              of  June  12,  1997,  by  and  between   Foamex  L.P.  and  Foamex
              International.
10.9.1(h)     - Trace Foam  Management  Agreement  between Foamex L.P. and Trace
              Foam, dated as of October 13, 1992.
10.9.2(l)     - Affirmation  Agreement  re:  Management  Agreement,  dated as of
              December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)     - First  Amendment to Management  Agreement,  dated as of June 12,
              1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k)    - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k)    - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)    - Equity Growth Participation Program.
10.10.4(o)    - The Foamex L.P. Salaried Pension Plan (formerly the General Felt
              Industries,   Inc.   Retirement  Plan  for  Salaried   Employees),
              effective as of January 1, 1995.
10.10.5       - The Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The  Foamex
              Products  Inc.  Hourly  Employee   Retirement  Plan),  as  amended
              December 31, 1995.
10.10.6       - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.7(a)    - Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)    - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)    -  Employment  Agreement,  dated as of  February  1, 1994,  by and between Foamex L.P. and William H. Bundy.
10.11.2(q)    - Employment Agreement,  dated as of July 26, 1995, by and between
              Foamex L.P. and Salvatore J. Bonanno.
10.12(a)      - Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.13(a)      - Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.14(o)      - Stock Purchase Agreement,  dated as of December 23, 1993, by and
              between   Transformacion   de  Espumas  u  Fieltros,   S.A.,   the
              stockholders which are parties thereto, and Foamex L.P.
10.15(r)      - Asset  Purchase  Agreement,  dated as of August 29, 1997, by and among  General  Felt,  Foamex  L.P.,  Bretlin,  Inc. and The Dixie
              Group.
10.15.1(s)    - Addendum  to Asset  Purchase  Agreement,  dated as of October 1,
              1997, by and among General Felt,  Foamex L.P.,  Bretlin,  Inc. and
              The Dixie Group.
27            - Financial Data Schedule.

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

(r) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on August 29, 1997.

(s) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on October 6, 1997.

     Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

     (b) Foamex L.P. filed the following Current Reports on Form 8-K:

         Form 8-K reporting an event that occurred on August 29, 1997.

         Form 8-K reporting an event that occurred on October 6, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                              FOAMEX L.P.

                                              By:  FMXI, INC.
                                              General Partner


Date: November 12, 1997                       By: /s/ Kenneth R. Fuette
                                                 Kenneth R. Fuette
                                                 Chief Financial Officer

                                              FOAMEX CAPITAL CORPORATION



Date: November 12, 1997                       By: /s/ Kenneth R. Fuette
                                                  Kenneth R. Fuette
                                                  Chief Financial Officer