Form 10-K405
period 1997-12-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1998-04-14
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 28, 1997

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

     As  of  April  6,  1998,   there  were  1,000  shares  of  Foamex   Capital
Corporation's common stock outstanding.

     Foamex L.P., Foamex Capital Corporation, General Felt Industries, Inc., and Foamex Fibers, Inc. meets the condition set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                            Page
Part I

       Item  1.   Business                                                   3
       Item  2.   Properties                                                11
       Item  3.   Legal Proceedings                                         11
       Item  4.   Submission of Matters to a Vote
                      of Security Holders                                   14
Part II

       Item  5.   Market for Registrant's Common Equity and
                      Related Stockholder Matters                           14
       Item  6.   Selected Consolidated Financial Data                      14
       Item  7.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                         16
       Item  8.   Financial Statements and Supplementary Data               24
       Item  9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                24

Part III

       Item 10.   Directors and Executive Officers of the Registrant        24
       Item 11.   Executive Compensation                                    24
       Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management                                        24
       Item 13.   Certain Relationships and Related Transactions            24

Part IV

       Item 14.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                               24

       Signatures                                                           31

     The Registrants will furnish a copy of any exhibit to this Form 10-K upon the payment of a fee equal to the Registrants' reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex L.P., a wholly-owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the business of manufacturing and distributing quality flexible polyurethane foam and advanced polymer foam products. During 1997, 1996 and 1995, Foamex L.P.'s operations were conducted together with its wholly-owned subsidiaries, General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers"), Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. ("Foamex Mexico"). As of December 28, 1997, Foamex L.P.'s partners were FMXI, Inc. ("FMXI") with a 1% managing general partnership interest, Trace Foam Company, Inc. ("Trace Foam") with a 1% non-managing general partnership interest, Crain Industries, Inc. ("Crain") with a 1% general partnership interest and Foamex International with a 97% limited partnership interest. FMXI and Crain are both wholly-owned subsidiaries of Foamex International.

     On March 16, 1998, Foamex International announced that its Board of Directors received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace Holdings"), Foamex International's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of Foamex International not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of Foamex International. In response to Trace Holding's offer, Foamex International's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to Foamex International's stockholders other than Trace Holdings and its subsidiaries. Trace Holding's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of Foamex International's stockholders.

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note") and (iii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due
2007 ("Senior Subordinated Notes") and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc., a newly formed wholly-owned subsidiary of Foamex International ("Foamex Carpet"), Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto as lenders, the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions will be accounted for as a divestiture and future Foamex L.P. financial statements will exclude the operations of General Felt. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     On December 23, 1997, Foamex L.P. acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. In connection with the Crain Acquisition, Foamex L.P. approved a restructuring/consolidation plan for the two entities. Foamex L.P. recorded restructuring charges of $21.1 million relating to restructuring Foamex L.P.'s operations in connection with the Crain Acquisition and related transactions. In addition, Foamex L.P. recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

     On October 6, 1997, Foamex L.P. sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sales price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. Foamex L.P. used the net proceeds of the sale to reduce borrowings under the credit facility by approximately $38.8 million.

     On  June  12,  1997,  Foamex   International   substantially   completed  a
refinancing plan (the "Refinancing Plan") designed to reduce Foamex International's interest expense and increase its financing flexibility. The Refinancing Plan included a tender offer to purchase $373.0 million of Foamex L.P.'s existing public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s senior secured discount debentures due 2004 (the "Discount Debentures"). Also, the Refinancing Plan included the payment of $5.2 million of term loan borrowings under an existing credit facility, and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. Foamex L.P. purchased $342.3 million of its public debt and the $116.7 million of Discount Debentures under the tender offer and incurred an extraordinary loss on the early extinguishment of its debt of approximately $44.5 million. The Refinancing Plan was funded by $347.0 million of borrowings under a new credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million principal amount of Senior Subordinated Notes. As a result of the Refinancing Plan, Foamex L.P.'s long-term debt increased by $150.1 million. Foamex L.P. expects the Refinancing Plan to result in increased interest expense as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. Foamex L.P.'s future interest expense will vary based on a variety of factors including fluctuations in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprised a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past.

     On October 1, 1997, Foamex L.P. redeemed approximately $26.2 million of the approximately $30.7 million of Foamex L.P.'s outstanding public debt that was not tendered as part of the Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, Foamex L.P. incurred an additional extraordinary loss on the early extinguishment of debt of approximately $2.1 million. The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the Refinancing Plan was defeased in February 1998.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of Foamex L.P. which are identified as forward-looking, Foamex L.P. notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as raw material price increases, general economic conditions, the level of automotive production, carpet cushion production and housing starts, the implementation of the restructuring/consolidation plans and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Foamex L.P. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Foamex L.P. are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by Foamex L.P. or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

     The principal executive offices of Foamex L.P. are located at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and its telephone number is (610) 859-3000.

     References in this Annual Report on Form 10-K to Foamex L.P. mean Foamex L.P. and, where relevant, its subsidiaries.

Flexible Polyurethane Foam Products

     Foamex L.P. is a manufacturer and distributor of quality flexible polyurethane foam and advanced polymer foam products designed to satisfy the specific needs of customers. Foamex L.P.'s manufacturing and distribution facilities enable it to source production efficiently and meet the needs of its customers throughout North America. Such facilities are also important for satisfying all of the foam requirements of large national customers in a timely and cost effective manner.

     Foamex L.P. operates in the foam products business segment with net sales being derived from six major product categories: carpet cushion, cushioning foams, furniture foams, automotive foams, consumer products and specialty and technical foams. Foamex L.P. added the consumer products category in connection with the December 23, 1997 Crain Acquisition, therefore, historical operations will not include the consumer products category. Management's Discussion and Analysis of Financial Condition and Results of Operations provides net sales by product category for the past three fiscal years.

     The introduction of new products and new applications for existing products is an integral component of Foamex L.P.'s growth strategy. During the last several years, Foamex L.P. introduced Reflex(TM) for the bedding, furniture and other cushioning industries using patented variable pressure foaming technology ("VPF(TM)"). Foamex L.P. also introduced Plushlife(TM) for the carpet cushion markets and Powerthane(TM) for automotive applications. In addition, Foamex L.P. developed new automotive foam applications, including thermoformable foam headliners and energy absorbing foams. Foamex L.P.'s relationships with its customers allow Foamex L.P. to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that Foamex L.P. will be a principal supplier for these products.

     Carpet Cushion

     Foamex L.P. is one of the largest manufacturers and distributors of prime, bonded, sponge rubber and felt carpet cushion in North America. Prime carpet cushion is made from polyurethane foam buns, whereas bonded carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. In February 1997, Foamex L.P. introduced Plushlife(TM), a proprietary bonded carpet cushion product, which combines two cushions into a single structure to absorb the energy of foot traffic and enhance comfort.

     Foamex L.P.'s carpet cushion products are marketed through floor covering retailers such as Sears, Shaw Industries and Home Depot.

     Cushioning Foams

     Foamex L.P. is one of the largest manufacturers of cushioning foams in North America. Foamex L.P. manufactures and sells flexible polyurethane foam and polyester fiber to bedding and other cushioning manufacturers both directly and indirectly through independent fabrication operations. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses. Cushioning foams are generally sold in large volumes on a regional basis because of high shipping costs. Due to its size and the strategic location of its production facilities, Foamex L.P. believes it will continue to have an advantage over regional producers in supplying large national accounts with all of their foam requirements.

     The development and introduction of value added products continues to be a priority of Foamex L.P. and has included (i) Relex(TM) discussed below, (ii) viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials and (iii) Latex Plus(TM), a urethane-based replacement for latex, a material used in bedding products. One of Foamex L.P.'s most recent product introductions is Reflex(TM) for the cushioning and furniture industries which was created using the VPF(TM) manufacturing process. Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability.

     Foamex L.P.'s cushioning foams for bedding products are sold to mattress customers, such as Sealy, Simmons, Serta, and Spring Air Company, both directly and indirectly through independent fabrication operations located across the United States. Foamex L.P. also sells cushioning foam for use in a number of other markets.

     Furniture Foams

     Foamex L.P. manufactures and sells flexible polyurethane foam and polyester fiber to furniture manufacturers both directly and indirectly through independent fabrication operations. These foams are used by the furniture industry for seating products. These foams are generally sold in large volumes on a regional basis because of high shipping costs. Due to its size and the strategic location of its production facilities, Foamex L.P. believes it will continue to have an advantage over regional producers in supplying large national accounts with all of their foam requirements.

     The development and introduction of value added products continues to be a priority of Foamex L.P. and has included Reflex(TM). Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture.

     Foamex L.P. supplies cut-to-size seat cushions, back and other pieces to the furniture industry, including to Berkline, Action, and Schnadig. The use of these foams also include packaging materials for products such as computer and electronic components and applications in certain sporting good products and in recreational vehicles.

     Automotive Foams

     Foamex L.P. is one of the largest suppliers of foam requirements for the North American operations of automotive manufacturers. Depending on the automotive manufacturer and/or the application, foam is supplied by Foamex L.P. either directly to the manufacturer or indirectly through sub-suppliers. Automotive foams are used for trim pads, door panel parts, headliners, acoustical purposes, flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

     The domestic automotive manufacturers have narrowed their supply base during recent years, increasing the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of these manufacturers' needs. Foamex L.P. believes it has benefited from this trend, which favors suppliers with quality facilities and products, cost efficient plants, long-standing relationships, strong design, technical and product development support and broad product lines. Also, automotive suppliers are increasingly offering integrated systems which lower the overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed.

     Foamex L.P. has a strategic alliance with Recticel, s.a. ("Recticel") to design, manufacture and market polyurethane products for the automotive industry in order to meet the worldwide requirements of automotive manufacturers and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting. Under this alliance, both companies will jointly supply the automotive suppliers, with products manufactured in North America by Foamex L.P. and in Europe by Recticel.

     Foamex L.P.'s new product development and flexible manufacturing capabilities allow it to produce quality products to satisfy changing specifications. Examples of Foamex L.P.'s ability to react to changing industry requirements include thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, Foamex L.P. is one of the first suppliers to introduce a thermoformable headliner, Customfit(TM), made from rigid polyurethane foam. Also, Foamex L.P. intends to continue manufacturing and supplying foam and fabric components, such as tri-laminated material for automotive seating. The use of tri-laminates has become increasingly prevalent due to significant cost savings for manufacturers and improved aesthetics for consumers.

     Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. For example, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by the United States automotive manufacturers. In 1996, Foamex L.P. completed QS-9000 and ISO-9001 certification for its eight domestic facilities which supply the automotive industry. Foamex L.P. was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

     Specialty and Technical Foams

     Specialty and technical foams consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids.

     Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, ink pad reservoirs, high speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other specialty and technical foams have unique characteristics such as flame retardancy and fluid absorption. In addition, felting and lamination with other foams or materials give these composites specific properties. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes, diapers and cosmetic applications.

     Consumer Products

     Foamex L.P. sells flexible polyurethane foam and polyester fiber for use in therapeutic sleep products such as mattress pads and bed pillows, which are manufactured for the health care and consumer markets. Foamex L.P. also manufactures and markets a broad line of home furnishing products to retailers throughout the United States. Foamex L.P.'s home furnishing products include a broad range of products such as leisure furniture, futon sofas, bean bag chairs, floor pillows and pet beds.

     Marketing and Sales

     As of December 28, 1997, Foamex L.P. has a marketing and sales force of approximately 208 employees. The marketing and sales force are directed by an executive vice president for each product category. Foamex L.P.'s relationships with its customers allow Foamex L.P. to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that Foamex L.P. will be a principal supplier for these products.

     Foamex L.P.'s carpet cushion marketing program includes the broad distribution of products to both the retail and wholesale levels. Furthermore, promotions, marketing and advertising expenditures are important in positioning Foamex L.P.'s carpet cushion as a premium, trade branded product.

     Cushioning foams and furniture foams are primarily sold directly to customers and also through third party independent fabricators. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

     Automotive foam products are predominantly sold directly through a bidding process in which each customer's requirements for a particular time period are awarded to a foam supplier. Foamex L.P. has consistently been awarded contracts with manufacturers and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting.

     Foamex L.P. markets most of its specialty and technical foams through a network of independent fabrication and distribution companies in North America, the United Kingdom, and South Korea. Such fabricators or distributors often further process or finish these products to meet the specific needs of the end-user. Foamex L.P. utilizes advertising in trade journals and related media in order to attract customers and, more generally, to create an awareness of its capabilities for specialty and technical foams. In addition, due to the highly specialized nature of most specialty and technical foams, Foamex L.P.'s research staff works with customers to design, develop and manufacture each product to specification.

     Foamex L.P.'s consumer products sales efforts are primarily regionally based with each salesperson selling to local accounts. Foamex L.P. sells its consumer products to major retailers throughout the United States including Wal-Mart.

     Customers

     During the past three fiscal years, no one customer accounted for more than 10.0% of Foamex L.P.'s net sales.

     Raw Materials

     Foamex L.P.'s primary raw material manufacturing cost consists of two principal chemicals (i) toluene diisocyanate ("TDI") and (ii) polyol. Foamex L.P.'s largest suppliers of these raw materials are The Dow Chemical Company, Arco Chemical, and BASF. Foamex L.P. generally has alternative chemical suppliers for each major raw material and Foamex L.P. believes that it could find alternative sources of supply should it cease doing business with any one of its major suppliers. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil and natural gas prices.

     Foamex L.P.'s principal suppliers of raw materials used in the manufacturing of foam increased the price of raw materials several times over the past several years. In response, Foamex L.P. increases selling prices, where possible. (See "Management Discussion and Analysis of Financial Condition and Results of Operations.") Foamex L.P. is unaware of any significant price increases in the near future; however, there can be no assurance that chemical suppliers will not increase raw material costs in the future or that Foamex L.P. will be able to implement selling price increases to offset any such raw material cost increases.

     Manufacturing

     Foamex L.P. is committed to the highest quality standards for its products, a standard maintained in part by continuous improvements to its production processes and upgrades and investments to its manufacturing equipment. Foamex L.P. maintains quality assurance and testing equipment to ensure the manufactured products will consistently meet customer quality requirements.

     As of December 28, 1997, Foamex L.P. manufactured and/or fabricated foam products at 61 locations in North America with a total of approximately 8.4 million square feet of floor space (excluding 16 locations with 2.6 million square feet of floor space that are planned to close in connection with the restructuring/consolidation plan). Management believes that Foamex L.P.'s manufacturing facilities are well suited for their intended purposes and are in good condition (see "Properties"). The manufacturing facilities are strategically located to service their major customers since high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within 200 to 300 miles from each facility.

     Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. For example, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by United States automotive manufacturers. In 1996, Foamex L.P. completed QS-9000 and ISO-9001 certification for its eight facilities which supply the automotive industry. Foamex L.P. was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. See "Legal Proceedings -- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

     Employees

     As of December 28, 1997, Foamex L.P. employed 6,414 persons, with 5,704 of such employees involved in manufacturing, 502 in administration and 208 involved in sales and marketing (including 640 positions that are being eliminated as part of the restructuring/consolidation plan). Approximately 1,095 of these employees are located outside the United States. Also, approximately 1,450 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates from 1998 through 2001. Foamex L.P. considers relations with its employees to be good.

     Competition

     The flexible polyurethane foam industry is highly competitive. With respect to flexible polyurethane foam, competition is based primarily on price, quality of products and service. Foamex L.P.'s larger competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Crest Foam Industries, Inc. None of such competitors compete in all of the product categories in which Foamex L.P. does business.

     International and Domestic Operations and Export Sales

     Foamex L.P. has manufacturing operations in the United States, Canada, and Mexico. Net sales to customers in foreign markets in 1997, 1996 and 1995 were $85.0 million (9.1% of net sales), $76.0 million (8.2% of net sales) and $73.3 million (8.5% of net sales), respectively.

     Patents and Trademarks

     Foamex L.P. owns various patents and trademarks registered domestically and in numerous foreign countries. The registered processes and products were developed through on-going research and development activities to improve quality, reduce costs and expand markets through the development of new applications for flexible polyurethane foam products. While Foamex L.P. considers its patents and trademarks to be a valuable asset, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent upon any individual patent, trademark or tradename.

     Research and Development

     Foamex L.P. believes it has a leading research and development capability in the flexible polyurethane foam industry. This capability gives Foamex L.P. a significant advantage in the on-going development of new products and new applications for existing products. Foamex L.P.'s primary research and development facility is located in Eddystone, Pennsylvania. Foamex L.P. employs approximately 35 full-time research and development employees. Expenditures for research and development amounted to $2.4 million, $2.5 million and $3.2 million for 1997, 1996 and 1995, respectively, excluding expenditures by Crain for research and development prior to the Crain Acquisition.

     Foamex L.P. and Recticel, have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future. Foamex L.P., Recticel, and Beamech Group Limited, an unaffiliated third party

("Beamech"), have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFJ manufacturing process. Foamex L.P., Recticel, and their affiliates have a royalty-free license to use technology developed by the Swiss corporation.

ITEM 2.  PROPERTIES

     As of December 28, 1997, Foamex L.P. conducted its operations at 67 manufacturing and distribution facilities which includes 22 facilities that were acquired on December 23, 1997 in connection with the Crain Acquisition, excluding 22 facilities that will be closed in connection with the various restructuring/consolidation plans. As of December 28, 1997, 19 of these facilities were owned and 48 were leased. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.4 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 5.1 million square feet. Fifty-nine of these facilities are located in thirty-nine cities in the United States, five facilities are located in two cities in Canada and three facilities are located in three cities in Mexico. The 1998 annual base rental with respect to such leased facilities is approximately $8.7 million under leases expiring from 1998 to 2007. Foamex L.P. does not anticipate any problem in renewing or replacing any of such leases expiring in 1998. In addition, Foamex L.P. has approximately
1.0 million square feet of idle space of which approximately 0.2 million is leased.

     Foamex  L.P.  maintains   administrative  and  sales  offices  in  Linwood,
Pennsylvania; St. Louis, Missouri; Chicago, Illinois; Southfield, Michigan; Atlanta, Georgia; and New York, New York.

ITEM 3. LEGAL PROCEEDINGS

     Environmental Matters

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of December 28, 1997, Foamex L.P. has environmental accruals of approximately $9.3 million for environmental matters. In addition, as of December 28, 1997, Foamex L.P. has receivables of approximately $1.1 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. Because these regulations are subject to change prior to finalization, Foamex L.P. cannot accurately predict the actual cost of their implementation. Foamex L.P. does not believe implementation of the regulations will require it to make material expenditures at facilities owned prior to December 23, 1997, due to Foamex L.P.'s use of alternative technologies which does not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies; however, material expenditures may be required at the facilities formerly operated by Crain. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     In addition to general regulatory requirements, state laws have resulted or will result in more stringent regulations regarding the use and emission of methylene chloride. Several former Crain facilities have been required to meet greater state restrictions regarding emission limits and/or quantities used of this chemical. For example, in California, methylene chloride usage was phased out at the end of 1995, while in Kent, Washington, and Easton, Pennsylvania, the former Crain facilities, pursuant to consent decrees as well as applicable laws, must over a period of time phase out methylene chloride usage. Through the development of the Enviro-Cure(R) process, which uses ambient or refrigerated air to remove the heat of reaction during the foam curing process, Foamex L.P. anticipates that methylene chloride usage can be reduced by up to 90 percent and, when used in conjunction with the Vertifoam(R) process, completely. Crain has installed the Enviro-Cure(R) process at its manufacturing facilities in Ft. Smith, Arkansas; Compton, California; San Leandro, California; Elkhart, Indiana; Tupelo, Mississippi; and Conover, North Carolina. Where regulations require the elimination of methyl-chloroform and methylene chloride, Crain has installed a CARDIO(R) system, which eliminates the use of methyl-chloroform. During 1996, Crain installed the CARDIO(R) system at its Compton, California; Easton, Pennsylvania; and Kent, Washington plants. However, see "Legal Proceedings" below.

     Foamex L.P. has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; Philadelphia, Pennsylvania; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, Philadelphia, and Cornelius facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P., based on estimates of the remaining potential remediation costs for these facilities and facilities acquired in the Crain Acquisition, has accruals of $8.7 million for the estimated cost of completing remediation and established a net receivable of $1.1 million on the basis of indemnifications by Trace Holdings and Recticel Foam Corporation ("RFC") associated with the partnership formation of Foamex L.P. Foamex L.P. has completed remediation of soil contamination at a former Trenton, New Jersey manufacturing facility closed in October 1993 and is awaiting final closure approvals from the New Jersey Department of Environmental Protection regarding the remediation of soil contamination and monitoring of groundwater at the former Trenton facility. Also, Foamex L.P. has completed remediation at its Mesquite, Texas facility and is awaiting a certificate of completion under the Texas Voluntary Clean-Up Program.

     Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. Foamex L.P. has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued $0.1 million for the estimated removal and remediation costs, if any, associated with these USTs. However, the full extent of contamination, and accordingly, the actual cost of such remediation, including at the former Crain facilities, cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of its monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

     On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of Foamex L.P.'s manufacturing processes. Foamex L.P. does not believe that it will be required to make any material expenditures at facilities owned prior to December 23, 1997 to comply with these new standards due to its use of alternative technologies which does not use methylene chloride and its ability to shift production to facilities which use these technologies; however, material expenditures may be required at the facilities formerly operated by Crain.

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

     On May 5, 1997, there was an accidental spill at one of Foamex L.P.'s manufacturing facilities. The spill was contained on site and cleaned-up for an approximate cost of $0.6 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

     Legal Proceedings

     As of March 4, 1998, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits may increase. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account indemnification provided by Trace Holdings, the coverage provided by Trace Holdings and Foamex L.P.'s liability insurance and the potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

     In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. Foamex L.P. is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action.

     On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County, against Foamex International, directors of Foamex International, Trace Holdings, and individual officers and directors of Trace Holdings:

       Brickell Partners v. Marshall S. Cogan, et al.,  No. 16260NC;
       Mimona Capital v. Salvatore J. Bonanno, et al.,  No. 16259NC;
       Daniel Cohen v. Foamex International Inc.,  No. 16263;
       Eileen Karisinki v. Foamex International Inc., et al.,  No. 16261NC and

       John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267.

     A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with the Trace Holdings proposal to acquire all of the shares of Foamex International's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions baring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

     Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of Foamex L.P.. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.'s consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     a) Foamex L.P. is a privately-held limited partnership. There is no established public trading market for its securities.

     b) As of December 28, 1997, there were four holders of Foamex L.P.'s equity securities.

     c) During 1997 and 1996, Foamex L.P. made net cash distributions in accordance with tax sharing agreements of approximately $8.8 million and $3.5 million, respectively, and has $1.3 million of distribution receivables in accordance with tax sharing agreements at December 28, 1997 as follows:

                                       Distributions
                                     1997         1996
                                         (thousands)
     FMXI, Inc.                     $    80     $   (35)
     Trace Foam Company, Inc.            80          45
     Foamex-JPS Automotive L.P.         306       3,477
     Foamex International Inc.        8,371          --
                                    -------     -------
                                    $ 8,837     $ 3,487
                                    =======     =======

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical consolidated financial data of Foamex L.P. and subsidiaries. The results of operations of acquired businesses (as noted below) are included from the dates of their respective acquisitions. The financial data should be read in conjunction with the financial statements and related notes thereto of Foamex L.P. included elsewhere in this Annual Report on Form 10-K.

                                                                           Fiscal Year(1)(2)
                                                    1997(3)       1996(4)        1995(5)         1994        1993(6)
                                                                          (thousands)
Statements of Operations Data:
     Net sales                                    $ 931,095      $ 926,351     $ 862,834      $ 833,660     $ 684,310
     Income (loss) from continuing operations        11,265         53,661       (48,126)        38,011        (7,926)
     Net income (loss)                              (37,294)         9,699       (53,243)        39,241       (17,653)

Balance Sheet Data (at period end):
     Total assets                                 $ 839,068      $ 586,157     $ 605,892      $ 654,176     $ 575,528
     Long-term debt                                 726,649        392,617       433,956        441,757       414,445
     Partners' equity (deficit)                    (156,302)        12,832       (12,604)        52,548        49,386

(1) Foamex L.P. has a 52-53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented was comprised of 52 weeks.

(2) Fiscal years 1993 through 1995 were restated for discontinued operations and fiscal years 1994 and 1995 were restated for the contribution of Foamex Mexico.

(3) The Statements of Operations Data includes restructuring and other charges of $21.1 million, (See Note 4 to consolidated financial statements), but does not include the results of operations of Crain which was acquired December 23, 1997 since the effect is insignificant. The Balance Sheet Data includes the estimated fair value of the net assets acquired in the Crain Acquisition.

(4) Includes restructuring credits of $6.4 million (see Note 4 to consolidated financial statements).

(5) Includes restructuring and other charges of $39.2 million (see Note 4 to the consolidated financial statements)

(6) Includes the results of operations of General Felt and Great Western Foam Products Corporation from March 23, 1993 and May 1, 1993, respectively, and thus may not be comparable to other periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. operates in the flexible polyurethane foam and foam products industry. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of Foamex L.P. included in this Annual Report on Form 10-K.

     Foamex  L.P.  is the  largest  manufacturer  and  distributor  of  flexible polyurethane and advanced polymer foam products in North America. During 1997, 1996 and 1995, Foamex L.P.'s products were utilized primarily in five end-markets; (i) carpet cushion and other carpet products, (ii) cushioning foams, including bedding products, (iii) furniture products for furniture manufacturers and distributors, (iv) automotive applications, including trim and accessories, and (v) specialty and technical applications, including those for filtration, gasketing and sealing. As a result of the Crain Acquisition, Foamex L.P. has added a sixth end market: consumer products. Foamex L.P. has recently refocused its business on the flexible polyurethane and advanced polymer foam business by the Crain Acquisition in December 1997 and the divesting of non-foam business segments. Management believes that a focus in the foam business will allow Foamex L.P. to concentrate management, financial and operational resources and will position Foamex L.P. to pursue its growth strategy of developing new products, improving profitability and expanding internationally.

     On March 16, 1998, Foamex International announced that its Board of Directors received an unsolicited buyout proposal from Trace Holdings, Foamex International's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of Foamex International not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of Foamex International. In response to Trace Holding's offer, Foamex International's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to Foamex International's stockholders other than Trace Holdings and its subsidiaries. Trace Holding's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of Foamex L.P.'s stockholders.

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million two-year promissory note and (iii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under the Senior Subordinated Notes and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded by a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI. Upon consummation of the transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions will be accounted for as a divestiture and future Foamex L.P. financial statements will exclude the operations of General Felt. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     On December 23, 1997, Foamex L.P. acquired Crain pursuant to a merger agreement with Crain Holdings Corp. a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. Management believes that the Crain Acquisition (i) strengthens Foamex L.P.'s market position as the leading North American producer of foam products, (ii) offers increased penetration in Foamex L.P.'s existing product lines and adds complementary product lines such as consumer products, (iii) strengthens Foamex L.P.'s operations geographically, (iv) provides several proprietary foam-producing processes which serve to lower overall production costs and are environmentally friendly, and (v) offers opportunities for significant overhead cost reductions and purchasing and freight cost efficiencies. In connection with the Crain Acquisition, Foamex L.P. initiated a restructuring/consolidation plan for the two entities. Foamex L.P. recorded restructuring charges of $21.1 million relating to the restructuring of Foamex L.P.'s operations in connection with the Crain Acquisition and related transactions. In addition, Foamex L.P. recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

     On October 6, 1997, Foamex L.P. sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sale price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. Foamex L.P. used the net proceeds of the sale to reduce borrowings under the Credit Facility by approximately $38.8 million. Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $0.9 million.

     On  June  12,  1997,  Foamex   International   substantially   completed  a
refinancing plan (the "Refinancing Plan") designed to reduce Foamex International's interest expense and increase its financing flexibility. The Refinancing Plan included a tender offer to purchase $373.0 million of Foamex L.P.'s existing public debt and approximately $116.7 million of Discount Debentures. Also, the Refinancing Plan included the payment of $5.2 million of term loan borrowings under an existing credit facility, and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. Foamex L.P. purchased $342.3 million of its public debt and the $116.7 million of Discount Debentures under the tender offer and incurred an extraordinary loss on the early extinguishment of its debt of approximately $44.5 million. The Refinancing Plan was funded by $347.0 million of borrowings under the Credit Facility and the net proceeds from the issuance of $150.0 million principal amount of Senior Subordinated Notes. As a result of the Refinancing Plan, Foamex L.P.'s long-term debt increased by $150.1 million. Foamex L.P. expects the Refinancing Plan to result in increased interest expense as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. Foamex L.P.'s future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprised a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past.

     On October 1, 1997, Foamex L.P. redeemed approximately $26.2 million of the approximately $30.7 million of Foamex L.P.'s outstanding public debt that was not tendered as part of the Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $2.1 million. The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the Refinancing Plan was defeased in February 1998.

     During 1996, Foamex L.P. sold Perfect Fit Industries, Inc. ("Perfect Fit") which comprised the home comfort products business segment of Foamex L.P.. The consolidated financial statements of Foamex L.P. were restated for discontinued operations and includes a net loss of $41.8 million (net of $1.2 million income tax benefit) on the disposal of this business segment, which includes provisions for operating losses during the phase-out period. (See Note 9 to the consolidated financial statements for further discussion).

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

     Operating results for 1998 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) consolidation of the Crain Acquisition, (ii) continued implementation of the continuous improvement program to improve Foamex L.P.'s profitability, (iii) additional raw material cost increases, if any, by Foamex L.P.'s chemical suppliers, (iv) Foamex L.P.'s success in passing on to its customers selling price increases to recover such raw material cost increases and (v) fluctuations in interest rates.

RESULTS OF OPERATIONS

1997 Compared to 1996

     Net sales for 1997 were $931.1 million as compared to $926.4 million in 1996, an increase of $4.7 million or 0.5%. Carpet cushion net sales for 1997 decreased 6.0% to $273.9 million from $291.3 million in 1996 primarily due to
(i) the sale in early October 1997 of a facility which manufactured needlepunch, tufted carpeting, and artificial gross products which had net sales of approximately $8.3 million in the fourth quarter of 1996, (ii) reduction in rebond carpet cushion selling prices due to lower trim material costs, and (iii) a shift in product mix from higher price carpet cushion to lower price carpet cushion. Cushioning foam net sales for 1997 increased 6.2% to $225.0 million from $211.9 million in 1996 primarily due to increased net sales volume from both new and existing customers of bedding related products. Automotive foam net sales for 1997 increased 1.0% to $234.2 million from $231.9 million in 1996 primarily due to increased selling prices for certain products initiated at the beginning of 1997. Furniture net sales for 1997 were constant at $121.7 million as compared to $121.0 million for 1996. Specialty and technical foam net sales for 1997 increased 8.5% to $76.3 million from $70.3 million in 1996 primarily due to increased net sales volume.

     Gross profit as a percentage of net sales decreased to 15.4% for 1997 from 16.5% in 1996 primarily due to unfavorable impact of unrecovered raw material cost increases, product mix change to lower margin products and the sale in early October 1997 of a facility which manufactured needlepunch, tufted carpeting and artificial grass products.

     Income from operations was $56.3 million for 1997 as compared to $102.9 million in 1996. The decrease was primarily due to a decrease in gross profit margins as discussed above, 1997 restructuring and other charges of $21.1 million as compared to a restructuring credit of $6.5 million in 1996, and an increase in selling, general and administrative expenses of $9.1 million for 1997 as compared to 1996. The 1997 restructuring and other charges are related to the restructuring of Foamex L.P.'s operations in connection with the Crain Acquisition. The increase in selling, general and administrative expenses is the result of increases in the provision for uncollectible accounts, employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

     Income from continuing operations before provision for income taxes was $14.2 million for 1997 as compared to $61.4 million in 1996. The decrease is primarily due to the reasons cited above. Interest and debt issuance expense was fairly constant at $44.2 million in 1997 as compared to $43.2 million in 1996.

     Foamex L.P., as a limited partnership, is not subject to federal and certain state income taxes. However, the consolidated financial statements include a provision for income taxes which primarily relates to the federal and state income taxes of corporate subsidiaries and subsidiaries located in foreign jurisdictions that file separate income tax returns. See Note 11 to the consolidated financial statements for further discussion.

     The extraordinary loss on early extinguishment of debt of $48.6 million primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in connection with the 1997 Refinancing Plan.

1996 Compared to 1995

     Net sales for 1996 were $926.4 million as compared to $862.8 million in 1995, an increase of $63.6 million or 7.4%. Carpet cushion net sales for 1996 increased 7.5% to $291.3 million from $271.0 million in 1995 primarily due to increased selling prices initiated during the second quarter of 1996 as well as increased volume of shipments due to improved carpet sales. Combined cushioning foam and furniture foam net sales for 1996 increased 7.4% to $332.9 million from $310.0 million in 1995 primarily due to increased net sales volume from both new and existing customers of bedding related products, increased selling prices initiated at the beginning of 1996 and a full year of results for a company acquired in April 1995 which manufactures cushioning products. Automotive foam net sales for 1996 increased 5.5% to $231.9 million from $219.8 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Specialty and technical foam net sales for 1996 increased 13.4% to $70.3 million from $62.0 million in 1995 primarily due to increased selling prices and increased net sales volume.

     Gross profit as a percentage of net sales increased to 16.5% for 1996 from 11.7% for 1995 primarily due to selling price increases and improved material and production efficiencies, which includes (i) selling price increases during 1996 to offset the adverse effect of 1995 and 1994 raw material cost increases,
(ii) reductions in customer deductions for pricing disputes, promotional programs and other matters and (iii) reductions in salaries and other overhead costs associated with the implementation of the 1995 restructuring plan.

     Income (loss) from operations was $102.9 million for 1996 as compared to a loss from operations of $2.0 million in 1995. The increase was primarily due to an increase in gross profit margin as discussed above, a decrease in restructuring and other charges (credits) of $45.7 million and a decrease in selling, general and administrative expenses of $6.7 million for 1996 as compared to 1995. The decrease in restructuring and other charges (credits) is comprised of the $39.2 million charge for restructuring and other charges in 1995 plus the net restructuring credit of $6.4 million in 1996. The 1996 net restructuring credit is comprised of an $11.3 million credit due to Foamex L.P.'s decision not to close a facility which was part of the 1995 restructuring plan (as defined below) and $1.7 million of credits relating primarily to the favorable termination of lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the 1996 restructuring plan which primarily consist of the closure of two facilities during 1997. The decrease in selling, general and administrative expenses is the result of reductions in the provision for uncollectible accounts of approximately $3.9 million, salaries and employee costs of approximately $3.7 million and a reduction of approximately $2.0 million in environmental accruals offset by increases in selling expenses associated with the increased net sales volume and management realignment in connection with a 1995 restructuring plan.

     Income from continuing operations before provision for income taxes was $61.4 million for 1996 as compared to a loss from continuing operations before provision for income taxes of $46.7 million in 1995. The increase is primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $1.3 million. The decrease in interest and debt issuance expense is primarily due to a $2.3 million increased benefit from interest rate swap agreements offset by the amount of interest allocated to discontinued operations in 1996 as compared to 1995.

     Foamex L.P., as a limited partnership, is not subject to federal and certain state income taxes. However, the consolidated financial statements include a provision for income taxes which primarily relates to the federal and state income taxes of corporate subsidiaries and subsidiaries located in foreign jurisdictions that file separate income tax returns. See Note 11 to the consolidated financial statements for further discussion.

     The loss from discontinued operations of $42.1 million (net of $2.6 million income tax benefit) in 1996 relates to the net loss on the sale of the home comfort products business segment which consisted primarily of the net assets of Perfect Fit and the operating loss of Perfect Fit through the closing date. See
Note 9 to the consolidated financial statements for further discussion.

Foamex Capital Corporation ("FCC")

     FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and FCC has no other material operations.

Liquidity and Capital Resources

     Liquidity

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures of the operating subsidiaries. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of Foamex L.P. could be impaired if Foamex L.P. was to fail to comply with any of the covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of December 28, 1997 and expects to be in compliance with the covenants for the foreseeable future.

     Cash and cash equivalents decreased $11.6 million during 1997 to $9.4 million at December 28, 1997 from $21.0 million at December 29, 1996 primarily due to a decrease in operating results offset by less cash used for the operating assets and liabilities. Cash and cash equivalents increased $20.4 million during 1996 to $21.0 million at December 29, 1996 from $0.6 million at December 31, 1995 primarily due to a $18.4 million payment received on a note from a partner and improved operating results, offset by the increased use of cash and cash equivalents by the operating assets and liabilities of Foamex L.P., capital expenditures and scheduled debt repayments. Working capital decreased $11.0 million during 1997 to $126.1 million at December 28, 1997 from $137.1 million at December 29, 1996 primarily due to the decrease in cash and cash equivalent and accrued restructuring/consolidation costs. Net operating assets and liabilities (comprised of accounts receivable, inventories, accounts payable and accounts payable from affiliates) increased $19.8 million during 1997 to $162.4 million at December 28, 1997 from $142.6 million at December 29, 1996 primarily due to increases in accounts receivable and inventories offset by an increase in accounts payable. These increases are primarily associated with the Crain Acquisition. Working capital increased $65.8 million during 1996 to $137.1 million at December 29, 1996 from $71.3 million at December 31, 1995 primarily due to (i) improved operating results, (ii) an increase in cash resulting from the payment received on a note with a partner and (iii) an increase in net operating assets and liabilities, which was offset by working capital used for capital expenditures and schedule debt repayments. Net operating assets and liabilities (comprised of accounts receivable, inventories, accounts payable and accounts payable from affiliates) increased $18.5 million during 1996 to $142.6 million at December 29, 1996 from $124.1 million at December 31, 1995 primarily due to increased accounts receivable and inventories offset by an increase in accounts payable. The increase in accounts receivable and inventories are primarily associated with the improved operating results of Foamex L.P. In addition, raw material inventories increased due to increased year end purchases associated with a potential cost increase that did not occur. The increase in accounts payable is primarily associated with the year end purchase of raw material inventories. Foamex L.P.'s restructuring/consolidation plan includes accruals of approximately $26.9 million cash charges of which $15.6 million is expected to be paid during 1998.

     As of December 28, 1997, there were $54.9 million of revolving credit borrowings under the Credit Facility with unused availability of approximately $73.9 million which includes approximately $16.0 million associated with letters of credit outstanding which are supported by the Credit Facility. Borrowings by Foamex Canada as of December 28, 1997 were $3.6 million under Foamex Canada's revolving credit agreement with unused availability of approximately $2.0 million at an interest rate of 6.50%.

     Cash Flow from Operating Activities

     Cash flow from continuing operations was $22.0 million, $36.7 million and $36.5 million in 1997, 1996 and 1995, respectively. Cash flow from continuing operations decreased for 1997 as compared to 1996 primarily as a result of the use of approximately $24.4 million of cash for payments and costs associated with the debt extinguishment during 1997 and reduced operating results offset by a decreased use of cash by the operating assets and liabilities by reduced operating results. Cash flow from continuing operations remained consistent for 1996 as compared to 1995 primarily as a result of improved operating results from continuing operations offset by an increased use of cash by the operating assets and liabilities.

     Cash Flow from Investing Activities

     From the beginning of 1995 through 1997, Foamex L.P. spent approximately $75.8 million on capital improvements. The expenditures included: (i) installation of new variable pressure foaming technology ("VPFJ") in the Orange, California facility; (ii) the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing local demand for foam products; (iii) the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, and (iv) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities. Foamex L.P. expects to increase capital expenditures at the current levels for the foreseeable future as a result of the Crain Acquisition and the installation of the VPFJ manufacturing process.

     On December 23, 1997, Foamex L.P. acquired Crain pursuant to a merger agreement with Crain Holdings for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition was primarily funded with $118.0 million of bank borrowings under the Credit Facility.

     On October 6, 1997, Foamex L.P. sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sales price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997.

     During 1996, Foamex L.P. received net sale proceeds of approximately $42.7 million in connection with the sale of Perfect Fit which was finalized in 1996. The net sale proceeds were used to repurchase long-term debt and for the payment of certain retained liabilities.

     During 1996, FJPS, a former limited partner, repaid $18.4 million under a promissory note and a waiver payment of $0.2 million using a portion of the proceeds from the sale of its partnership interest in JPS Automotive L.P. in exchange for certain waivers and amendments of the promissory note.

     During 1995, Foamex L.P. acquired certain assets and assumed certain liabilities of manufacturers of synthetic fabrics for the carpet and furniture industries for an aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million.

     During 1994, Foamex International acquired Transformacion De Espumas Y Fieltros, S.A. de C.V. ("TEFSA") which required the purchase price to be paid over a three year period. During 1996, Foamex International contributed its interest in Foamex Mexico to Foamex L.P. During 1997, 1996 and 1995, Foamex L.P. made scheduled cash payments of approximately $0.9 million, $0.8 million and $0.8 million, respectively, in accordance with the purchase agreement. The final payment was made in 1997.

     Cash Flow from Financing Activities

     On June 12, 1997, Foamex International substantially completed the Refinancing Plan designed to reduce Foamex International's interest expense and increase its financing flexibility. The Refinancing Plan included a tender offer to purchase $373.0 million of Foamex L.P.'s existing public debt and approximately $116.7 million of the Discount Debentures. Also, the Refinancing Plan included the payment of $5.2 million of term loan borrowings under an existing credit facility, and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. Foamex L.P. purchased $342.3 million of its public debt and the $116.7 million of Discount Debentures under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $44.5 million. The Refinancing Plan was funded by $347.0 million of borrowings under the Credit Facility and the net proceeds from the issuance of $150.0 million principal amount of Senior Subordinated Notes. As a result of the Refinancing Plan, Foamex L.P.'s long-term debt increased by $150.1 million. Foamex L.P. expects the Refinancing Plan to result in increased interest expense as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. Foamex L.P.'s future interest expense will vary based on a variety of factors including fluctuations in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprised a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past.

     During 1997, in connection with the Refinancing Plan, Foamex L.P. purchased all of the Discount Debentures for approximately $105.8 million, including fees and expenses and subsequently distributed the discount debentures to FJPS.

     During 1997, Foamex L.P. made a tax distribution advance of approximately $13.6 million to Foamex International pursuant to a tax distribution advance agreement.

     On October 1, 1997, Foamex L.P. redeemed approximately $26.2 million of the approximately $30.7 million of Foamex L.P.'s outstanding public debt that was not tendered as part of the Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $2.1 million. The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the Refinancing Plan was defeased in February 1998.

     On October 6, 1997, Foamex L.P. sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sales price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. Foamex L.P. used the net proceeds of the sale to reduce borrowings under the Credit Facility by approximately $38.8 million.

     During  1997  and  1996,   Foamex  L.P.   repurchased   long-term  debt  of
approximately $42.4 million with the net proceeds from the sale of Perfect Fit.

     Foamex L.P. made cash distributions to its partners, pursuant to a tax sharing agreement, of approximately $8.8 million, $3.5 million and $2.4 million in 1997, 1996 and 1995, respectively. Also, Foamex L.P. made a cash distribution during 1997 of approximately $1.5 million to a partner in connection with the Refinancing Plan.

Interest Rate Swap Agreements

     Foamex L.P. enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. does not hold or issue financial instruments for trading purposes.

     In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, Foamex L.P. entered into a new amendment to its interest rate swap agreement. The new amendment provides for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. Under the new amendment, Foamex L.P. is obligated to make fixed payments of 5.78% per annum through December 1998 and variable payments based on LIBOR at the beginning of each six month period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The newly amended interest rate swap agreement can be terminated by the swap partner at the end of each six month period commencing December 1999.

     Foamex L.P. is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of interest rate swaps was a favorable adjustment to interest and debt issuance expense of $2.2 million, $3.7 million and $1.4 million for 1997, 1996 and 1995, respectively.

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of December 28, 1997 was $9.3 million. In addition, as of December 28, 1997 Foamex L.P. has net receivables of $1.1 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

     There was no significant impact on Foamex L.P.'s operations as a result of inflation during the prior three year period. See "Results of Operations" for a discussion of the impact of raw material price increases. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

     Foamex L.P. has and will continue to make certain investments in its software systems and applications to ensure Foamex L. P. is Year 2000 compliant. Foamex L.P. plans to continue to make modifications to the identified software during 1998 and test the during 1998. The financial impact to Foamex L.P. has not been and is not anticipated to be material to its financial position or results of operation in any given year.

New Accounting Standards

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statements requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foamex L.P. will adopt SFAS No. 130 for 1998.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Foamex L.P. will adopt SFAS No. 131 for year end 1998 reporting. Management is evaluating the impact, if any, the standard will have on Foamex L.P.'s present segment reporting.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial  statements and the required financial  statement schedule is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

       The information required by this Part III (Items 10, 11, 12, and 13) are not applicable since Foamex L.P. is a wholly-owned subsidiary of Foamex International.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statements and Schedules
       Foamex L.P. and Subsidiaries:
         Report of Independent Accountants                                  F-2
         Consolidated Balance Sheets as of December 28, 1997 and
          December 29, 1996                                                 F-3
         Consolidated Statements of Operations for the years ended 1997,
          1996 and 1995                                                     F-5
         Consolidated Statements of Cash Flows for the years ended 1997,
          1996 and 1995                                                     F-6
         Consolidated Statements of Partners' Equity (Deficit) for the years
          ended 1997, 1996 and 1995                                         F-7
         Notes to Consolidated Financial Statements                         F-8
       Foamex Capital Corporation:
         Report of Independent Accountants                                  F-33
         Balance Sheets as of December 28, 1997 and December 29, 1996       F-34
         Notes to Balance Sheets                                            F-35
       General Felt Industries, Inc.:
         Report of Independent Accountants                                  F-36
         Consolidated Balance Sheets as of December 28, 1997 and
          December 29, 1996                                                 F-37
         Consolidated Statements of Operations for the years ended 1997,
          1996 and 1995                                                     F-39

         Consolidated Statements of Cash Flows for the years ended 1997,
          1996 and 1995                                                     F-40
         Consolidated Statements of Stockholder's Equity for the years
          ended 1997, 1996 and 1995                                         F-41
         Notes to Consolidated Financial Statements                         F-42
       Foamex Fibers, Inc.:
         Report of  Independent  Accountants                                F-52
         Balance Sheets as of December 28, 1997 and December 29, 1996       F-53
         Statements of  Operations  for the years ended 1997, 1996 and for the period from April 13, 1995 to December  31, 1995 and
          the period from  January 1, 1995 to April 12,  1995               F-54
         Statements  of Cash  Flows for the years ended 1997, 1996 and for the period from April 13, 1995 to December  31, 1995 and
          the period from  January 1, 1995 to April 12, 1995                F-55
         Statements of Stockholder's  Equity for the years ended 1997,
          1996 and for the period from April 13, 1995 to December 31,
          1995 and the period from January 1, 1995 to April 12, 1995        F-56
         Notes to Financial Statements                                      F-57
       Foamex L.P. and Subsidiaries Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts                     S-2

   (b) Reports on Form 8-K

         Form 8-K, dated October 6, 1997, reporting the sale of Foamex L.P.'s needlepunch carpeting, tufted carpeting and artificial grass products business.

         Form 8-K, dated December 23, 1997, reporting the acquisition of Crain Industries, Inc.

         Form 8-K/A, dated March 9, 1998, providing pro forma financial information relating to the acquisition of Crain Industries, Inc..

         Form 8-K, dated February 28, 1998, reporting the change in corporate structure.

   (c) Exhibits

3.1(a)        -  Certificate of Limited Partnership of Foamex L.P. ("Foamex")
3.2.1(a)      -  Fourth Amended and Restated Agreement of Limited Partnership of
                 Foamex L.P.,  dated as of December 14, 1993,  by and among FMXI
                 Inc.  ("FMXI") and Trace Foam Company,  Inc. ("Trace Foam"), as
                 general  partners,  and Foamex L.P., as a limited  partner (the
                 "Partnership Agreement").
3.2.2(b)      -  First  Amendment to the Partnership  Agreement,  dated June 28,
                 1994.
3.2.3(c)      -  Second Amendment to the Partnership  Agreement,  dated June 12,
                 1997.
3.2.4(v)      -  Third  Amendment to the Partnership  Agreement,  dated December
                 23, 1997.
3.2.5(x)      -  Fourth Amendment to the Partnership  Agreement,  dated February
                 27, 1998.
3.3(y)        -  Certificate of Incorporation of FMXI.
3.4(y)        -  By-laws of FMXI.
3.5(k)        -  Certificate  of  Incorporation  of Foamex  Capital  Corporation
                 ("FCC").
3.6(k)        -  By-laws of FCC.
4.1.1(d)      -  Indenture,  dated as of June 12,  1997,  by and among Foamex
                 L.P., FCC, the Subsidiary  Guarantors and The Bank of New York,
                 as Trustee, relating to $150,000,000 principal amount of 9 7/8%
                 Senior  Subordinated  Notes  due  2007,  including  the form of
                 Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(v)      -  First Supplemental Indenture,  dated as of December 23, 1997, between  Foamex  LLC  ("FLLC")  and The  Bank of New  York,  as
                 trustee, relating to the 9 7/8% Notes.
4.1.3(x)      -  Second Supplemental Indenture, dated as of February 27, 1998, among  Foamex  L.P.  and FCC,  as joint and  several  obligors,
                 General  Felt,   Foamex   Fibers,   and  FLLC,  as  withdrawing
                 guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Notes.

4.1.4(d)      -  Registration Rights Agreement,  dated as of June 12, 1997, by and among Foamex,  FCC,  General Felt,  Foamex Fibers,  and all future direct or indirect  domestic  subsidiaries  of Foamex or
                 FCC, and Donaldson,  Lufkin & Jenrette Securities  Corporation,
                 Salomon  Brothers Inc. and Scotia Capital  Markets,  as Initial
                 Purchasers.
4.2.1(v)      -  Indenture, dated as of December 23, 1997, by and among Foamex
                 L.P., FCC, the Subsidiary Guarantors,  Crain Holdings Corp., as
                 Intermediate  obligator,  and The Bank of New York, as trustee, relating  to  $98,000,000  principal  amount of 13 1/2%  Senior
                 Subordinated  Notes due 2005 (the "13 1/2%  Notes"),  including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)      -  First Supplemental Indenture,  dated as of February 27, 1998, among  Foamex  L.P.  and FCC,  as joint and  several  obligors,
                 General  Felt,   Foamex   Fibers  and  FLLC,   as   withdrawing
                 guarantors, Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee,  relating to the
                 13 1/2% Notes.
4.3(x)        -  Discharge of Indenture, dated as of February 27, 1998, by and among Foamex L.P., General Felt, Foamex International and State
                 Street Bank and Trust  Company,  as trustee,  relating to the 9
                 1/2% Senior Secured Notes due 2000.
4.4.1(x)      -  Credit  Agreement,  dated as of June 12, 1997, as amended and restated as of February 27, 1998, by and among Foamex L.P., and
                 FMXI,  the  institutions  from time to time  party  thereto  as lenders,  the  institutions  from time to time party thereto as issuing  banks,  and  Citicorp  USA,  Inc. and The Bank of Nova
                 Scotia, as Administrative Agents.
4.4.2(x)      -  Second Amended and Restated  Foamex  International  Guaranty,
                 dated as of February 27, 1998, made by Foamex  International in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)      -  Amended  and  Restated  Partnership  Guaranty,  dated  as of
                 February 27, 1998, made by FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.4(p)      -  Foamex  Guaranty,  dated as of June 12, 1997,  made by Foamex
                 L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(p)      -  Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
                 Foamex Latin  America,  Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.6(p)      -  Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
                 Foamex  Mexico,  Inc.  in  favor  of  Citicorp  USA,  Inc.,  as
                 Collateral Agent.
4.4.7(p)      -  Subsidiary  Guaranty,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p)      -  Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
                 Foamex  Mexico II,  Inc.  in favor of Citicorp  USA,  Inc.,  as
                 Collateral Agent.
4.4.9(p)      -  Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
                 Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.10(p)     -  Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p)     -  Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by Foamex Latin  America,  Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.12(p)     -  Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by  Foamex  Asia,  Inc.  in favor of  Citicorp  USA,  Inc.,  as
                 Collateral Agent.
4.4.13(p)     -  Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by Foamex  Mexico,  Inc. in favor of  Citicorp  USA,  Inc.,  as
                 Collateral Agent.
4.4.14(p)     -  Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by Foamex  Mexico II, Inc. in favor of Citicorp  USA,  Inc., as
                 Collateral Agent.
4.4.15(p)     -  Foamex Security Agreement, dated as of June 12, 1997, made by
                 Foamex L.P.  in favor of  Citicorp  USA,  Inc.,  as  Collateral
                 Agent.
4.4.16(p)     -  Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Latin  America,  Inc. in favor of Citicorp  USA,
                 Inc., as Collateral Agent.
4.4.17(p)     -  Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Mexico,  Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.18(p)     -  Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.

4.4.19(p)     -  Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc., as
                 Collateral Agent.
4.4.20(p)     -  Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by FCC in favor  of  Citicorp  USA,  Inc.,  as  Collateral
                 Agent.
4.4.21        -  Intentionally omitted.
4.4.22(w)     -  First  Amendment  to  Foamex  Pledge  Agreement,  dated as of
                 December  23,  1997,  by Foamex L.P. in favor of Citicorp  USA,
                 Inc., as Collateral Agent.
4.4.23(w)     -  First  Amendment to Foamex  Security  Agreement,  dated as of
                 December  23,  1997,  by Foamex L.P. in favor of Citicorp  USA,
                 Inc., as Collateral Agent.
4.4.24(w)     -  First  Amendment  to  Foamex  Patent  Agreement,  dated as of
                 December  23,  1997,  by Foamex L.P. in favor of Citicorp  USA,
                 Inc., as Collateral Agent.
4.4.25(w)     -  First Amendment to Trademark Security Agreement,  dated as of
                 December  23,  1997,  by Foamex L.P. in favor of Citicorp  USA,
                 Inc., as Collateral Agent.
4.4.26(w)     -  Acknowledgment  of  Guaranty  by  each of the  guarantors  to a
                 Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)     -  First Amendment to Pledge Agreement, dated as of December 23,
                 1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)     -  Crain  Industries  Guaranty,  dated as of December  23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)     -  Partnership Pledge Agreement,  dated as of February 27, 1998, made by Foamex International and FMXI in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.6(j)        -  Commitment  letter,  dated July 9, 1996,  from The Bank of Nova
                 Scotia to Foamex Canada Inc.
4.7(a)        -  Subordinated  Promissory  Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P.
                 to John Rallis ("Rallis").
4.8(a)        -  Marely Loan  Commitment  Agreement,  dated as of  December  14,
                 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.9(a)        -  DLJ Loan Commitment  Agreement,  dated as of December 14, 1993, by  and  between  Foamex  L.P.  and  DLJ  Funding,  Inc.  ("DLJ
                 Funding").
4.10(p)       -  Promissory   Note,  dated  June  12,  1997,  in  the  aggregate
                 principal  amount of $5,000,000,  executed by Trace Holdings to
                 Foamex.
4.10.1(p)     -  Promissory  Note,  dated  June 12,  1997,  in the  aggregate principal  amount of $4,794,828,  executed by Trace Holdings to
                 Foamex.
4.11.1(x)     -  Promissory  Note of Foamex  L.P.  in favor of Trace Foam LLC in the principal amount of $34 million, dated February 27, 1998.
10.1.1(p)     -  Amendment  to  Master  Agreement,  dated  as of June  5,  1997, between Citibank, N.A. and Foamex.
10.1.2(p)     -  Amended  confirmation,  dated  as of  June  13,  1997,  between
                 Citibank, N.A. and Foamex.
10.2(h)       -  Reimbursement  Agreement,  dated as of March 23, 1993,  between
                 Trace Holdings and General Felt.
10.3(h)       -  Shareholder Agreement, dated December 31, 1992, among Recticel,
                 s.a.  ("Recticel"),  Recticel Holding Noord B.V.,  Foamex L.P.,
                 Beamech  Group   Limited,   LME-Beamech,   Inc.,   James  Brian
                 Blackwell,  and Prefoam AG relating to foam technology  sharing arrangement.
10.4.1(k)     -  Asset  Transfer  Agreement,  dated  as of  October  2,  1990, between Trace  Holdings and Foamex (the "Trace  Holdings  Asset
                 Transfer Agreement").
10.4.2(k)     -  First  Amendment,  dated as of December 19, 1991,  to the Trace
                 Holdings Asset Transfer Agreement.
10.4.3(k)     -  Amended and Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)     -  Asset  Transfer  Agreement,  dated  as of  October  2,  1990,
                 between   RFC  and  Foamex  L.P.   (the  "RFC  Asset   Transfer
                 Agreement").
10.5.2(k)     -  First  Amendment,  dated as of December  19,  1991,  to the RFC
                 Asset Transfer Agreement.
10.5.3(k)     -  Schedule 5.03 to the RFC Asset  Transfer  Agreement  (the "5.03
                 Protocol").
10.5.4(h)     -  The 5.03 Protocol Assumption Agreement, dated as of October 13,
                 1992, between RFC and Foamex L.P.

10.5.5(h)     -  Letter Agreement between Trace Holdings and Recticel  regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)       -  Supply Agreement,  dated June 28, 1994, between Foamex L.P. and
                 Foamex International.
10.7.1(l)     -  First Amended and Restated Tax Sharing  Agreement,  dated as of
                 December 14, 1993,  among Foamex,  Trace Foam,  FMXI and Foamex
                 L.P.
10.7.2(d)     -  First  Amendment to Amended and Restated Tax Sharing  Agreement
                 of  Foamex,  dated as of June 12,  1997,  by and among  Foamex,
                 Foamex L.P., FMXI, Inc. and Trace Foam.
10.7.3(w)     -  Second   Amendment  to  Amended  and  Restated  Tax  Sharing
                 Agreement of Foamex L.P., dated as of December 23, 1997, by and among Foamex L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y)     -  Third Amendment to Amended and Restated Tax Sharing Agreement
                 of Foamex L.P.,  dated as of February 27, 1998,  by and between
                 Foamex L.P., Foamex International and FMXI.
10.8.1(m)     -  Tax Distribution Advance Agreement,  dated as of December 11,
                 1996, by and between Foamex and Foamex-JPS Automotive.
10.8.2(d)     -  Amendment No. 1 to Tax Distribution Advance Agreement, dated as of June 12, 1997, by and between Foamex L.P. and Foamex.
10.9.1(h)     -  Trace Foam Management  Agreement between Foamex and Trace Foam, dated as of October 13, 1992.
10.9.2(l)     -  Affirmation  Agreement re:  Management  Agreement,  dated as of
                 December 14, 1993, between Foamex and Trace Foam.
10.9.3(d)     -  First Amendment to Management Agreement, dated as of June 12,
                 1997, by and between Foamex and Trace Foam.
10.10.1(k)    -  Salaried Incentive Plan of Foamex and Subsidiaries.
10.10.2(k)    -  Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)    -  Equity Growth Participation Program.
10.10.4(e)(o) -  Foamex L.P.  Salaried  Retirement  Plan (formerly  known as the
                 Foamex L.P. Products,  Inc. Salaried Employee Retirement Plan),
                 as amended, effective July 1, 1994.
10.10.5(u)    -  Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.6(a)    -  Foamex L.P.'s 1993 Stock Option Plan.
10.10.7(a)    -  Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)    -  Employment  Agreement,  dated as of  February  1, 1994,  by and between Foamex L.P. and William H. Bundy.
10.12(a)      -  Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.13(a)      -  Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.14(o)      -  Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de
10.15.1(r)    -  Asset Purchase  Agreement,  dated as of August 29, 1997, by and among General Felt,  Foamex L.P.,  Bretlin,  Inc. and The Dixie
                 Group.
10.15.2(s)    -  Addendum to Asset  Purchase  Agreement,  dated as of October 1,
                 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and
                 The Dixie Group.
10.16.1(x)    -  Supply  Agreement,  dated as of  February  27,  1998,  by and between  Foamex L.P.  and General  Felt (as  assigned to Foamex
                 Carpet).
10.16.2(x)    -  Administrative  Services Agreement,  dated as of February 27,
                 1998, by and between  Foamex L.P. and General Felt (as assigned to Foamex Carpet).
27            -  Financial Data Schedule for the year ended December 28, 1997.
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

(t) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 3, 1994.

(u) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

(v)  Incorporated  herein by reference  to the Exhibit to the Current  Report on
     Form  8-K  of  Foamex  L.P.,   Foamex   Capital   Corporation   and  Foamex
     International reporting an event that occurred December 23, 1997.

(w) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex on Form S-4, Registration No. 333-45733.

(x) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.

(y) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1997.

       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

       (b) Foamex L.P. filed the following Current Reports on Form 8-K:

              Form 8-K, dated October 6, 1997, reporting the sale of Foamex L.P.'s needlepunch carpeting, tufted carpeting and artificial grass products business.

              Form 8-K, dated December 23, 1997, reporting the acquisition of Crain Industries, Inc.

              Form 8-K/A, dated March 9, 1998, providing pro forma financial information relating to the acquisition of Crain Industries, Inc.

              Form 8-K, dated February 28, 1998, reporting the change in corporate structure.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 1998

                                              FOAMEX L.P.
                                              By:  FMXI, Inc.
                                              General Partner


                                              By: /s/ Andrea Farace
                                              Andrea Farace
                                              Chairman of the Board and
                                              Chief Executive Officer

                                              FOAMEX CAPITAL CORPORATION


                                              By: /s/ Andrea Farace
                                              Andrea Farace
                                              Chairman of the Board and
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signatures                           Title                             Date

/s/ Marshall S. Cogan        Vice Chairman of the Board           April 13, 1998
Marshall S. Cogan            and Director of FMXI and
                             Director of FCC


/s/ Robert J. Hay            Chairman Emeritus of                 April 13, 1998
Robert J. Hay                Foamex L.P.


/s/ Kenneth R. Fuette        Senior Vice President of Finance     April 13, 1998
Kenneth R. Fuette            (Chief Financial Officer and Chief
                             Administrative Officer) of Foamex L.P.,
                             Vice President and Director of FMXI,
                             and Vice President, Treasurer, Chief
                             Financial Officer and Chief Accounting
                             Officer and Director of FCC

/s/ Andrea Farace            Director of FCC                      April 13, 1998
Andrea Farace


/s/ Robert H. Nelson         Director of FCC                      April 13, 1998
Robert H. Nelson


/s/ Barry Zimmerman          Director of FCC                      April 13, 1998
Barry Zimmerman

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Registrants:
Foamex L.P.:
   Report of Independent Accountants                                                                            F-2
   Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996                                    F-3
   Consolidated Statements of Operations for the years ended 1997, 1996 and 1995                                F-5
   Consolidated Statements of Cash Flows for the years ended 1997, 1996 and 1995                                F-6
   Consolidated Statements of Partners' Equity (Deficit) for the years ended 1997, 1996 and 1995                F-7
   Notes to Consolidated Financial Statements                                                                   F-8

Foamex Capital Corporation:
   Report of Independent Accountants                                                                           F-33
   Balance Sheets as of December 28, 1997 and December 29, 1996                                                F-34
   Notes to Balance Sheets                                                                                     F-35

Financial Statements of Guarantors:
General Felt Industries, Inc.
   Report of Independent Accountants                                                                           F-36
   Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996                                   F-37
   Consolidated Statements of Operations for the years ended 1997, 1996 and 1995                               F-39
   Consolidated Statements of Cash Flows for the years ended 1997, 1996 and 1995                               F-40
   Consolidated Statements of Stockholder's Equity for the years ended 1997, 1996 and 1995                     F-41
   Notes to Consolidated Financial Statements                                                                  F-42

Foamex Fibers, Inc.
   Report of Independent Accountants F-52 Balance Sheets as of December 28, 1997
     and December 29, 1996                                                                                     F-53
   Statements of Operations for the years ended 1997, 1996 and for the period from
     April 13, 1995 to December  31, 1995 and the period from January 1, 1995 to
     April 12, 1995                                                                                            F-54
   Statements of Cash Flows for the years ended 1997, 1996 and for the period from
     April 13, 1995 to December  31, 1995 and the period from January 1, 1995 to
     April 12, 1995                                                                                            F-55
   Statements of  Stockholder's  Equity for the years ended 1997, 1996 and for the period from
     April 13, 1995 to December 31, 1995 and the period from January 1, 1995 to April 12, 1995                 F-56
   Notes to Financial Statements                                                                               F-57

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Foamex L.P.:

We have audited the accompanying consolidated balance sheets of Foamex L.P. and subsidiaries ("Foamex L.P.") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, cash flows and partners' equity (deficit) for each of the three years in the period ended December 28, 1997. Our audits also included the financial statement schedule as of and for each of the three years in the period ended December 28, 1997. These financial statements and financial statement schedule are the responsibility of Foamex
L.P.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foamex L.P. and subsidiaries as of December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 4, 1998, except as to
the information presented in
Note 1 and Note 16, for which
the date is March 23, 1998.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      December 28,        December 29,
ASSETS                                                   1997                1996
                                                               (thousands)
CURRENT ASSETS:
   Cash and cash equivalents                          $   9,405           $  20,968
   Restricted cash                                           --              12,143
   Accounts receivable, net of allowance for
     doubtful accounts of $8,082 and $6,328             174,959             125,847
   Inventories                                          120,299             101,220
   Deferred income taxes                                  6,850               6,720
   Due from related parties                               1,680               1,791
   Other current assets                                  39,024              20,231
                                                      ---------           ---------

       Total current assets                             352,217             288,920
                                                      ---------           ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                             9,054               9,674
   Buildings and leasehold improvements                  79,876              78,082
   Machinery, equipment and furnishings                 219,164             185,348
   Construction in progress                              23,331              20,784
                                                      ---------           ---------

       Total                                            331,425             293,888

   Less accumulated depreciation and
     amortization                                      (110,151)           (111,461)
                                                      ---------           ---------

     Property, plant and equipment, net                 221,274             182,427

   COST IN EXCESS OF ASSETS ACQUIRED, NET               224,699              83,991

   DEBT ISSUANCE COSTS, NET                              18,889              14,902

   OTHER ASSETS                                          21,989              15,917
                                                      ---------           ---------

       TOTAL ASSETS                                   $ 839,068           $ 586,157
                                                      =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 28,          December 29,
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                   1997                  1996
                                                                     (thousands)
CURRENT LIABILITIES:
   Short-term borrowings                                   $   6,598           $   3,692
   Current portion of long-term debt                          12,161              13,735
   Accounts payable                                          121,147              75,621
   Accounts payable to related parties                        11,662               8,803
   Accrued employee compensation                              10,827               7,302
   Accrued interest                                           10,655               8,871
   Accrued restructuring and plant consolidation              15,644               6,300
   Other accrued liabilities                                  37,449              27,506
                                                           ---------           ---------

     Total current liabilities                               226,143             151,830

LONG-TERM DEBT                                               726,649             392,617

DEFERRED INCOME TAXES                                          2,529               4,663

ACCRUED RESTRUCTURING AND
   PLANT CONSOLIDATION                                        11,252               4,043

OTHER LIABILITIES                                             28,797              20,172
                                                           ---------           ---------

     Total liabilities                                       995,370             573,325
                                                           ---------           ---------

COMMITMENTS AND CONTINGENCIES                                     --                  --
                                                           ---------           ---------

PARTNERS' EQUITY (DEFICIT)
   General partners                                         (122,304)                632
   Limited partners                                               --              57,654
   Notes and advances due receivable from partner            (16,118)            (35,180)
   Other                                                     (17,880)            (10,274)
                                                           ---------           ---------

     Total partners' equity (deficit)                       (156,302)             12,832
                                                           ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)           $ 839,068           $ 586,157
                                                           =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended 1997, 1996 and 1995

                                                  December 28,        December 29,        December 31,
                                                      1997                1996                1995
                                                                      (thousands)
NET SALES                                          $ 931,095           $ 926,351           $ 862,834

COST OF GOODS SOLD                                   787,756             773,119             762,085
                                                   ---------           ---------           ---------

GROSS PROFIT                                         143,339             153,232             100,749

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                           65,907              56,778              63,466

RESTRUCTURING AND OTHER CHARGES (CREDITS)             21,100              (6,415)             39,249
                                                   ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS                         56,332             102,869              (1,966)

INTEREST AND DEBT ISSUANCE EXPENSE                    44,181              43,211              44,550

OTHER INCOME (EXPENSE), NET                            2,009               1,705                (205)
                                                   ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                  14,160              61,363             (46,721)

PROVISION FOR INCOME TAXES                             2,895               7,702               1,405
                                                   ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS              11,265              53,661             (48,126)

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                    --             (42,050)             (5,117)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                            (48,559)             (1,912)                 --
                                                   ---------           ---------           ---------

NET INCOME (LOSS)                                  $ (37,294)          $   9,699           $ (53,243)
                                                   =========           =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended 1997, 1996 and 1995

                                                                   December 28,       December 29,         December 31,
                                                                       1997               1996                 1995
OPERATING ACTIVITIES:                                                                 (thousands)
   Net income (loss)                                                $ (37,294)          $   9,699           $ (53,243)
   Adjustments to reconcile  net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                     20,882              21,132              22,905
     Amortization of debt issuance costs and debt discount              2,307               2,919               2,729
     Net loss on disposal of discontinued operations                       --              40,551                  --
     Net loss from discontinued operations                                 --               1,499               5,117
     Asset writedowns and other charges (credits)                      12,041              (7,364)             16,677
     Extraordinary loss on early extinguishment of debt                24,182               1,217                  --
     Provision for uncollectible accounts                               2,295                 704               4,627
     Deferred income taxes                                               (568)              6,010                 659
     Other, net                                                        (5,977)             (5,804)               (706)
     Changes in operating assets and liabilities,
       net of acquisitions and discontinued operations:
     Accounts receivable                                               (4,038)            (13,130)             (1,472)
     Inventories                                                       12,882             (13,078)             14,146
     Accounts payable and accounts payable related parties             14,359               5,035                 823
     Accrued restructuring charges                                      5,701              (7,000)             16,834
     Other assets and liabilities                                     (24,763)             (5,724)              7,415
                                                                    ---------           ---------           ---------

     Net cash provided by continuing operations                        22,009              36,666              36,511
     Net cash used for discontinued operations                             --                (486)             (9,175)
                                                                    ---------           ---------           ---------
     Net cash provided by operating activities                         22,009              36,180              27,336
                                                                    ---------           ---------           ---------

INVESTING ACTIVITIES:
   Capital expenditures                                               (33,117)            (23,344)            (19,348)
   Acquisitions, net of cash acquired                                (119,065)               (841)             (7,272)
   Proceeds from sale of assets                                        40,169                  --                  --
   Proceeds from sale of discontinued operations                           --              42,650                  --
   Purchase of note from related party                                 (5,000)                 --              (2,000)
   Repayment of (purchase of) note from partner                        (2,500)             18,623                  --
   Decrease (increase) in restricted cash                              12,143             (12,143)                 --
   Capital expenditures for discontinued operations                        --                (919)             (4,429)
   Other investing activities                                             112              (1,276)              2,495
                                                                    ---------           ---------           ---------

     Net cash provided by (used for) investing activities            (107,258)             22,750             (30,554)
                                                                    ---------           ---------           ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings              2,894               1,493              (1,685)
   Net proceeds from (repayments of) revolving loans                   54,928                  --              (3,000)
   Proceeds from long-term debt                                       594,499               1,500                  --
   Repayments of long-term debt                                      (430,593)            (38,116)             (9,099)
   Purchase of FJPS senior secured discount debentures               (105,829)                 --                  --
   Tax distribution advances                                          (13,618)                 --                  --
   Distributions to partners                                          (10,283)             (3,487)             (2,379)
   Debt issuance costs                                                (18,410)                 --                  --
   Other financing activities                                              98                  10                  --
                                                                    ---------           ---------           ---------

     Net cash provided by (used for) financing activities              73,686             (38,600)            (16,163)
                                                                    ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents                  (11,563)             20,330             (19,381)

Cash and cash equivalents at beginning of period                       20,968                 638              20,019
                                                                    ---------           ---------           ---------

Cash and cash equivalents at end of period                          $   9,405           $  20,968           $     638
                                                                    =========           =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     For the Years Ended 1997, 1996 and 1995

                                                                                     Note
                                                      General       Limited       Receivable
                                                      Partners      Partners     from Partner        Other         Total
                                                                                  (thousands)
Balances at January 1, 1995                             1,448         97,686        (38,167)        (8,419)        52,548
Net loss                                               (1,044)       (52,199)            --             --        (53,243)
Distributions                                            (125)        (5,603)            --             --         (5,728)
Purchase of note receivable from
   Foamex International                                    --             --         (2,000)            --         (2,000)
Increase in note receivable from
   Trace Holdings                                          --             --             --         (1,373)        (1,373)
Accretion of note receivable from partner                 125          6,152         (6,277)            --             --
Additional pension liability                               --             --             --         (3,290)        (3,290)
Foreign currency translation adjustment                    --             --             --            482            482
                                                    ---------      ---------      ---------      ---------      ---------
Balances at December 31, 1995                             404         46,036        (46,444)       (12,600)       (12,604)

Net income                                                184          9,515             --             --          9,699
Distributions                                            (104)        (5,108)            --             --         (5,212)
Accretion of note receivable from partner                 144          7,031         (7,175)            --             --
Repayment of note receivable from partner                  --             --         18,439             --         18,439
Repayment premium on note receivable
   from partner                                             4            180             --             --            184
Additional pension liability                               --             --             --          2,372          2,372
Foreign currency translation adjustment                    --             --             --            (46)           (46)
                                                    ---------      ---------      ---------      ---------      ---------
Balances at December 29, 1996                             632         57,654        (35,180)       (10,274)        12,832

Net loss                                                 (746)       (36,548)            --             --        (37,294)
Distributions                                             (23)        (1,099)            --             --         (1,122)
Accretion of note receivable from partner                  48          2,339         (2,387)            --             --
Distributions associated with the June 1997
   Refinancing Plan                                    (2,896)      (141,947)        37,567             --       (107,276)
Additional pension liability                               --             --             --         (1,311)        (1,311)
Foreign currency translation adjustment                    --             --             --           (873)          (873)
Increase in note receivable from Trace Holdings            --             --             --         (5,422)        (5,422)
Purchase of note receivable from Foamex
   International                                           --             --         (2,500)            --         (2,500)
Tax distribution advance                                   --             --        (13,618)            --        (13,618)
Other                                                      --            282             --             --            282
Deficit balance of Limited Partners assumed
   by General Partners                               (119,319)       119,319             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------

Balances at December 28, 1997                       $(122,304)     $      --      $ (16,118)     $ (17,880)     $(156,302)
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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Foamex L.P. is a manufacturer and distributor of flexible polyurethane foam and advanced polymer foam products in North America. During 1997, 1996 and 1995, Foamex L.P.'s products were utilized primarily in five end markets (i) carpet cushion and other carpet products, (ii) cushioning foams including bedding,
(iii) automotive applications, including trim and accessories, (iv) furniture products for furniture manufacturers and distributors, and (v) specialty and technical applications including those for foams for filtration, gasketing and sealing.

     During 1997, 1996 and 1995, Foamex L.P., a Delaware limited partnership, was an indirect, majority-owned subsidiary of Foamex International Inc. ("Foamex International"). Effective February 27, 1998, Foamex L.P. became a wholly-owned subsidiary of Foamex International (See Note 19).

     On December 23, 1997, Foamex L.P. acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximtely $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. In connection with the Crain Acquisition, Foamex L.P. approved a restructuring/consolidation plan for the two entities. Foamex L.P. recorded restructuring charges of $21.1 million relating to restructuring Foamex L.P.'s operations in connection with the Crain Acquisition and related transactions. In addition, Foamex L.P. recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

     On March 16, 1998, Foamex International announced that its Board of Directors received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace Holdings"), Foamex International's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of Foamex International not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of Foamex International. In response to Trace Holding's offer, Foamex International's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to Foamex International's stockholders other than Trace Holdings and its subsidiaries. Trace's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of Foamex International's stockholders.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts of Foamex L.P. and all subsidiaries that Foamex L.P. directly or indirectly controls, either through majority ownership or otherwise. Intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

     Fiscal Year

     Foamex L.P.'s fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1997, 1996 and 1995 were composed of fifty-two weeks and ended on December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. (See Notes 3, 4, 8, 11, 15, 16 and 17 and Cost in Excess of Net Assets Acquired below.)

     Revenue Recognition

     Revenue from sales is recognized when products are shipped.

     Discounts and Billing Adjustments

     A reduction in sales revenue is recognized for sales discounts when product is invoiced or for other billing adjustments.

     Cash and Cash Equivalents

     Foamex L.P. considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Restricted Cash

     As of December 29, 1996, Foamex L.P. had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit (See Note 9) and was restricted by Foamex L.P.'s debt agreements. During 1997, Foamex L.P. used the restricted cash to repurchase approximately $11.8 million of outstanding indebtedness.

     Inventories

     Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally twenty to thirty-five years and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for the years ended 1997, 1996 and 1995 was $17.6 million, $17.9 million and $18.7 million, respectively. For income tax purposes, Foamex L.P. uses accelerated depreciation methods.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Debt Issuance Costs

     Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are being amortized over the term of the related debt using the effective interest method. Accumulated amortization as of December 28, 1997 and December 29, 1996 was approximately $1.4 million and $7.5 million, respectively.

     Cost in Excess of Net Assets Acquired

     The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over a forty year period. At each balance sheet date Foamex L.P. evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 28, 1997 and December 29, 1996 was approximately $12.0 million and $11.6 million, respectively.

     Environmental Matters

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

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

     Foamex L.P., as a limited partnership, is not subject to federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries which are subject to federal and state income taxes. The partners will provide for their respective shares of income or loss in their federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. was a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreements and indentures. (See Note 7).

     Reclassifications

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the current year's presentation.

     New Accounting Standards

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statements requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foamex L.P. will adopt SFAS No. 130 for 1998.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Foamex L.P. will adopt SFAS No. 131 for year ended 1998 reporting. Management is evaluating the impact, if any, the standard will have on the Company's present segment reporting.

3.   ACQUISITIONS

     On December 23, 1997, Foamex L.P. acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $157.5 million. In connection with the Crain Acquisition, Foamex L.P. approved a plan to close certain acquired facilities. As of the acquisition date, Foamex L.P. established accruals

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITIONS (continued)

of approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

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

     During 1994, Foamex L.P. acquired Transformacio De Espumas Y Fieltros S.A. de C.V. ("TEFSA") for an aggregate purchase price of approximately $4.5 million to be paid over a three-year period with an initial cash payment of $1.7 million. During 1997, 1996 and 1995, Foamex L.P. made scheduled cash payments of $0.9 million, $0.8 million and $0.8 million, respectively, in accordance with the purchase agreement.

     The acquisitions were accounted for as purchases and the operations of the acquired companies are included in the consolidated statements of operations and cash flows from their respective dates of acquisition. However, Crain's operations for the period from December 24, 1997 to December 28, 1997 have not been included in the consolidated statements of operations or cash flows since the affect would be insignificant. The cost of each acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of each year presented.

                                                     1997            1996
                                                         (thousands)
     Net sales                                    $1,256,712     $1,271,315
                                                  ==========     ==========

     Income (loss) from continuing operations     $    2,904     $   45,881
                                                  ==========     ==========

     The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

     In 1995, Foamex L.P. approved a restructuring plan (the "1995 restructuring plan") to consolidate thirteen foam production, fabrication or branch locations to concentrate resources as a result of industry conditions and to better position itself to achieve its strategic growth objectives. Foamex L.P. recorded restructuring and other charges of $39.2 million which was comprised of $35.6 million associated with the consolidation of the foam production, fabrication or branch locations, $2.2 million associated with the completion of a 1993 restructuring plan and $1.4 million associated with merger and acquisition activities of Foamex L.P. The components of the $35.6 million restructuring charge include: $16.7 million for fixed asset writedowns (net of estimated sale proceeds), $15.1 million for plant closure and operating lease obligations and $3.8 million for personnel reductions. The $3.8 million cost for personnel reductions primarily represents severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel.

     In 1996, Foamex L.P. determined to continue to operate one of the facilities originally identified for closure in the 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

manufacturing process. In addition, Foamex L.P. approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, Foamex L.P. recorded a $6.4 million net restructuring credit which included a restructuring credit of $11.3 million associated with Foamex L.P.'s decision not to close the facility identified as part of the 1995 restructuring plan and $1.7 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of the two facilities during 1997 (the "1996 restructuring plan").

     During December 1997, Foamex L.P. approved a restructuring plan (the "1997 restructuring plan") to consolidate nine of Foamex L.P.'s foam production, fabrication or branch locations in connection with the Crain Acquisition. (See
Note 3.) Foamex L.P. recorded restructuring and other charges of $21.1 million which was comprised of $23.0 million associated with the consolidation of the foam production, fabrication or branch locations, offset by $1.9 million of restructuring credits due primarily to the favorable termination of certain lease agreements and other matters associated with the 1996 and 1995 restructuring plans. The components of the $23.0 million restructuring charge include: $12.1 million for fixed assets writedowns (net of estimated sale proceeds), $9.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

     In addition, Foamex L.P. approved a consolidation plan to integrate the acquired Crain facilities into Foamex L.P.'s existing facilities. The Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down of certain acquired facilities.

     As discussed above, the 1996 and 1995 restructuring plans have been generally implemented as originally contemplated. The following table sets forth the components of Foamex L.P.'s restructuring and other charges:

                                                             Asset        Plant Closure   Personnel
                                             Total         Writedowns       and Leases    Reductions        Other
                                                                                          (millions)
1995 restructuring charge                   $  39.2         $  16.7         $  15.1         $  3.8         $  3.6
Asset writeoff/writedowns                     (23.3)          (20.9)             --             --           (2.4)
Cash spending                                  (0.4)             --            (0.3)          (0.1)            --
                                            -------         -------         -------         ------         ------

Balances at December 31, 1995                  15.5            (4.2)           14.8            3.7            1.2
Cash spending                                  (9.7)             --            (6.6)          (2.0)          (1.1)
Cash proceeds                                   1.0             1.0              --             --             --
1996 restructuring charge                       6.6             2.4             4.1            0.1             --
Restructuring credits                         (13.0)           (9.7)           (2.8)          (0.4)          (0.1)
Asset adjustment for restructuring
   credits                                      8.1             8.7            (0.6)            --             --
                                            -------         -------         -------         ------         ------

Balances at December 29, 1996                   8.5            (1.8)            8.9            1.4             --
Cash spending                                  (2.3)             --            (1.4)          (0.9)            --
1997 restructuring charge                      23.0            12.1             9.8            1.1             --
Restructuring credits                          (1.9)            0.1            (2.3)           0.3             --
Asset write-off/writedowns                    (16.1)          (16.1)             --             --             --
Plant consolidation costs                      10.0              --             8.5            1.5             --
                                            -------         -------         -------         ------         ------

Balance at December 28, 1997                $  21.2         $  (5.7)        $  23.5         $  3.4         $   --
                                            =======         =======         =======         ======         ======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

     As indicated in the table above, the accrued restructuring and plant consolidation balance at December 28, 1997 will be used for payments relating to plant closure and leases for the closed facilities. The $5.7 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. Foamex L.P. expects to incur approximately $15.6 million of charges during 1998 with the remaining $11.3 million to be incurred through 2004. As of December 28, 1997, Foamex L.P. has terminated all 270 employees associated with the 1996 and 1995 restructuring plans and notified approximately 640 employees in the manufacturing and administrative areas of their impending termination in connection with the 1997 restructuring and plant consolidation plans.

5.   INVENTORIES

     Inventories consists of:

                                    December 28, 1997  December 29, 1996
                                                (thousands)
     Raw materials and supplies          $ 75,487          $ 60,169
     Work-in process                       15,620            13,453
     Finished goods                        29,192            27,598
                                         --------          --------
     Total                               $120,299          $101,220
                                         ========          ========

6.   SHORT-TERM BORROWINGS

     Short-term borrowings include borrowings outstanding under a line of credit facility for Foamex Canada Inc. ("Foamex Canada") bearing interest at the bank's prime rate (6.0% at December 28, 1997) plus 1/2%. The weighted average interest rates on Foamex Canada's short-term borrowings outstanding for 1997, 1996 and 1995 were 5.4%, 5.9% and 8.0%, respectively. Borrowings under Foamex Canada's credit facility are due on demand and are collateralized by accounts receivable, property and inventories of Foamex Canada having an approximate net carrying value of $20.0 million as of December 28, 1997. The unused amount under this line of credit totaled $2.0 million as of December 28, 1997.

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS

     Long-term debt consists of:

                                                                          December 28,       December 29,
                                                                               1997              1996
     Credit Facility:                                                                (thousands)
       Term Loan A (1)                                                      $ 76,700          $     --
       Term Loan B (1)                                                       109,725                --
       Term Loan C (1)                                                        99,750                --
       Term Loan D (1)                                                       110,000                --
       Revolving credit facility (2)                                          54,928                --
     9 7/8% Senior subordinated notes due 2007 (3)                           150,000                --
     13 1/2% Senior subordinated notes due 2005 (includes
       $13,720 of unamortized debt premiums) (3)                             111,720                --
     9 1/2% Senior secured notes due 2000 (4)                                  4,523           106,793
     11 1/4% Senior notes due 2002 (4)                                            --           141,400
     11 7/8% Senior subordinated debentures due 2004 (net of
       unamortized debt discount of $769)                                         --           125,056
     11 7/8% Senior subordinated debentures due 2004, Series B (5)                --             7,000
     Industrial revenue bonds (6)                                              7,000             7,000

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

                                                             December 28,       December 29,
                                                                 1997               1996
                                                                       (thousands)
     Foamex L.P. term loan (8.54% interest rate as of
       December 29, 1996) (6)                                        --            11,000
     Subordinated note payable (net of unamortized
       debt discount of $886 and $1,198) (5)                      6,129             5,817
     Other                                                        8,335             2,286
                                                               --------          --------
                                                                738,810           406,352

     Less current portion                                        12,161            13,735
                                                               --------          --------

     Long-term debt-unrelated parties                          $726,649          $392,617
                                                               ========          ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, General Felt and Foamex Fibers.
(2) Subsidiary debt of Foamex L.P. and General Felt, guaranteed by the Company and Foamex Fibers.
(3) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation, guaranteed by General Felt and Foamex Fibers.
(4) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation ("FCC"), guaranteed by the Company and General Felt.
(5) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by General Felt.
(6)  Subsidiary debt of Foamex L.P.
(7) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by the Company.

     Refinancing Plan

     On June 12, 1997, Foamex International substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of FJPS's senior secured discount debentures due 2004 (the "Discount Debentures") and repaid $5.2 million of term loan borrowings under an existing credit facility. Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $44.5 million. The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007.

     In addition, on October 1, 1997, Foamex L.P. redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.2 million of the approximately $30.7 million of its outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded from the Credit Facility. In connection with this redemption, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $2.1 million.

     Credit Facility

     On June 12, 1997, Foamex L.P. entered into the Credit Facility with a group of banks that provides for term loans of up to $440.0 million which expire from June 2003 to June 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. The term loans are comprised of a (i) term A loan ("Term A") which provides up to $120.0 million of borrowings, (ii) term B loan ("Term B") of $110.0 million, (iii) term C loan ("Term C") of $100.0 million and (iv) term D loan ("Term D") of $110.0 million

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

     Borrowings under the Credit Facility are collateralized by substantially all of the assets of Foamex L.P., General Felt and Foamex Fibers on a pari passu basis with the 9 1/2% senior secured notes due 2000 and the industrial revenue bonds (collectively, the "Notes"); however, the rights of the holders of the applicable issue of Notes to receive payment upon the disposition of the collateral securing such issue of Notes has been preserved.

     Pursuant to the terms of the Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined based on the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B, from 1.125% per annum to 1.625% per annum for Term C and from 1.250% per annum to 1.750% per annum for Term D. At the option of Foamex L.P., portions of the outstanding loans under the Credit Facility are convertible into LIBOR based loans which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum.

     Foamex L.P. had a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provide for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which expired in June 1999. In 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility. During 1997 and 1996, Foamex L.P. and General Felt used $3.8 million and $12.0 million, respectively, of net proceeds from the Perfect Fit sale to repay term loan borrowings. The term loan was repaid in connection with the Refinancing Plan.

     9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

     The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the subordinated note.

     13 1/2% Senior Subordinated Notes due 2005 ("13 1/2% Senior Subordinated Notes")

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on December 23, 1997 in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes represent unsecured general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture).

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

     The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. Interest on the 13 1/2% Senior Subordinated Notes is payable semiannually on each February 15 and August 15. The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum. The 13 1/2% Senior Subordinated Notes may be redeemed prior to August 15, 2002, except in the event of a Change of Control (as defined) or Foamex L.P. may, subject to certain requirements (as defined), on or prior to August 15, 1998 redeem up to 33 1/3% of the aggregate original principal amount with proceeds from an Equity Offering (as defined).

     Foamex L.P. has filed a registration statement relating to an exchange offer in which Foamex L.P. will offer to exchange the 13 1/2% Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the 13 1/2% Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of 13 1/2% Senior Subordinated Notes held by affiliates of Foamex L.P. and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended.

     9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

     The Senior Secured Notes were issued on June 3, 1993 with interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes had a maturity date of June 1, 2000. The Senior Secured Notes were collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes were defeased in February 1998.

     11 1/4% Senior Notes due 2002 ("Senior Notes")

     The Senior Notes had an interest rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes had a maturity date of October 1, 2002.

     11 7/8% Senior Subordinated Debentures due 2004 ("Subordinated Debentures")

     The Subordinated Debentures had an interest rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures had a maturity date of October 1, 2004.

     11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

     The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures had terms substantially similar to the Subordinated Debentures.

     Industrial Revenue Bonds ("IRBs")

     Two bond issues in the principal amount of $1.0 million and $6.0 million, maturing in 2005 and 2013, respectively, are collateralized by certain properties which have an approximate net carrying value of $11.4 million at December 28, 1997 and letters of credit approximating $7.3 million. The IRBs bear interest at a variable rate with options available to Foamex L.P. to convert to a fixed rate. The interest rates on the IRBs were 4.15% and 3.85% at December 28, 1997 for the $6.0 million and $1.0 million bond issues, respectively. The interest rate on the $6.0 million bond issue varies weekly based on an interest rate that is indicative of current bidside yields on high quality short-term, tax-exempt obligations, or if such interest rate is not available, 70.0% of the interest rate for thirteen week United States Treasury Bills. The maximum interest rate for either of the IRBs is 15.0% per annum. At the time of a conversion to a fixed interest rate and upon appropriate notice, the IRBs are redeemable at the option of the bondholders.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

     Subordinated Note Payable

     This note payable was issued to John Rallis ("Rallis"), the former Chief Operating Officer of Foamex International, on May 6, 1993 by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets (collectively, "Great Western"). The note bears interest at a maximum rate of 6% per annum and the principal amount is payable in three equal annual installments beginning May 6, 1999.

     Other

     As of December 28, 1997, other debt is comprised primarily of capital lease obligations and borrowings by Foamex Mexico.

     Early Extinguishment of Debt - Refinancing Plan

     In connection with the Refinancing Plan, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $44.5 million. The extraordinary loss is comprised of approximately $20.2 million for premium and consent fee payments, approximately $12.6 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $3.5 million of professional fees and other costs. In connection with the Refinancing Plan, Foamex L.P. repaid $5.2 million in term loan borrowings under the Foamex L.P. Credit Facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

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

     In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, Foamex L.P. entered into a new amendment to its interest rate swap agreement. The new amendment provides for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. Under the new amendment, Foamex L.P. is obligated to make fixed payments of 5.78% per annum through December 1998 and variable payments based on LIBOR at the beginning of each six month period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The newly amended interest rate swap agreement can be terminated by the swap partner at the end of each six month period commencing December 1999.

     Foamex L.P. is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps was a favorable adjustment to interest and debt issuance expense of $2.2 million, $3.7 million and $1.4 million for 1997, 1996 and 1995, respectively.

     Debt Restrictions and Covenants

     The indentures, credit facility and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain a provision that, in the event of a defined change of control, the indebtedness must be repaid, in certain cases at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive is the maintenance of net worth and interest coverage ratios, as defined. Under the most restrictive of the distribution restrictions, Foamex L.P. can make distributions to Foamex International only to the extent to enable Foamex International to meet its operating and debt obligations.

     As of December 28, 1997, Foamex L.P. was in compliance with the covenants of the indentures, credit agreements and other indebtedness agreements and expects to be in compliance with these covenants for the foreseeable future.

     Future Obligations on Long-Term Debt

     Scheduled maturities of long-term debt are shown below:

         Year Ended                                          Long-Term Debt
                                                               (thousands)
         1998                                                   $ 12,161
         1999                                                     17,902
         2000                                                     26,168
         2001                                                     19,171
         2002                                                     23,248
         Thereafter                                              627,326
                                                                --------
                                                                 725,976
         Unamortized debt premium, net                            12,834
                                                                --------
              Total                                             $738,810
                                                                ========

8.   EMPLOYEE BENEFIT PLANS

     Defined Benefit Pension Plans

     Foamex L.P. maintains noncontributory defined benefit pension plans for salaried and certain hourly employees. The salaried plan provides benefits that are based principally on years of credited service and level of compensation. The hourly plans provide benefits that are based principally on stated amounts for each year of credited service.

     Net periodic pension cost included the following components:

                                        1997          1996          1995
                                                  (thousands)
     Service cost                      $ 2,229      $ 2,471      $ 2,087
     Interest cost                       4,273        3,997        3,742
     Actual return on plan assets       (6,308)      (8,841)      (5,682)
     Net amortization and deferral         703        4,643        1,807
                                       -------      -------      -------
             Total                     $   897      $ 2,270      $ 1,954
                                       =======      =======      =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   EMPLOYEE BENEFIT PLANS (continued)

     Foamex L.P.'s funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Plan investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents. During 1997, the discount rate was adjusted to 7.0%. The following table sets forth the funded status of Foamex L.P.'s underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 28, 1997 and December 29, 1996:

                                                                         December 28,  December 29,
                                                                            1997           1996
                                                                               (thousands)
     Actuarial present value of accumulated benefit obligations:
     Vested benefits                                                      $ 61,188      $ 55,336
     Nonvested benefits                                                      3,112         2,137
                                                                          --------      --------
     Accumulated benefit obligations                                      $ 64,300      $ 57,473
                                                                          ========      ========

     Total projected benefit obligations                                  $ 65,948      $ 58,775
     Fair value of plan assets                                              58,952        53,734
                                                                          --------      --------
     Projected benefit obligations in excess of plan assets                 (6,996)       (5,041)
     Unrecognized net loss from past experience difference
               from that assumed and effect of changes in assumptions        4,704         1,099
     Additional minimum liability                                           (3,982)       (2,694)
                                                                          --------      --------
     Accrued pension cost                                                 $ (6,274)     $ (6,636)
                                                                          ========      ========

     Significant assumptions used in determining the plans' funded status are as follows:

                                                                     December 28, December 29,
                                                                        1997         1996
     Expected long-term rates of return on plan assets                  10.00%       9.50%
     Discount rates on projected benefit obligations                     7.00%       7.50%
     Rates of increase in compensation levels (where applicable)         4.00%       4.00%

     Defined Contribution Plan

     Foamex L.P. maintains a defined  contribution plan which is qualified under
Section 401(k) of the Code and is available for eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. Foamex L.P. provides contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. Foamex L.P. also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in Foamex International common stock. In addition, Foamex L.P. may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The expense for these contributions for 1997, 1996 and 1995 was approximately $0.9 million, $0.8 million and $0.7 million, respectively.

     Postretirement Benefits

     In addition to providing pension benefits, Foamex L.P. provides postretirement health care and life insurance for eligible employees. During 1996, certain employees accepted an early retirement program resulting in a special termination loss of $0.6 million. During 1995, changes were made to postretirement benefits offered

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   EMPLOYEE BENEFIT PLANS (continued)

to certain employees which resulted in a curtailment loss of $0.6 million. These plans are unfunded and Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

     The components of 1997, 1996 and 1995 expense for postretirement benefits are as follows:

                                                  1997       1996        1995
                                                           (thousands)
     Service costs for benefits earned            $   9      $  12      $  24
     Interest cost on liability                      71         67         83
     Net amortization and deferral                  (56)       (53)       (13)
     Special termination/curtailment loss            74        576        619
                                                  -----      -----      -----

     Net periodic postretirement benefit cost     $  98      $ 602      $ 713
                                                  =====      =====      =====

     The accumulated postretirement benefit obligation at December 28, 1997 and December 29, 1996 resulted in an unfunded obligation of $2.0 million and $2.1 million, respectively.

     An 8% and 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for each of 1997 and 1996, respectively. This rate was assumed to gradually decrease to 5% by the year 2000. Increasing the weighted average assumed health care cost trend rates by one percentage point would have an insignificant impact on the accumulated postretirement benefit obligation and service and interest cost. The discount rate used was 7.00% and 7.50% as of December 28, 1997 and December 29, 1996, respectively.

     Postemployment Benefits

     Foamex L.P. provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 28, 1997 and December 29, 1996, Foamex L.P.'s liability for postemployment benefits was insignificant for each period.

9.   DISCONTINUED OPERATIONS

     During 1996, Foamex L.P. finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included all of the net assets of Foamex L.P.'s home comfort products segment. Actual and estimated transaction expenses related to the sale totaled approximately $1.5 million. Foamex L.P. recorded a net loss on the sale of Perfect Fit of approximately $41.8 million, which includes the loss on disposal and a net loss of $1.3 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period. Interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds of the sale.

10.  SALE OF ASSETS

     On October 6, 1997, Foamex L.P. sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia to Bretlin, Inc. for an aggregate sale price of approximately $41.0 million. Foamex L.P. realized an insignificant gain on the sale in 1997. Foamex L.P. used $38.8 million of the net sale proceeds to repay outstanding term loan borrowings under the Credit Facility. In connection with this repayment, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $0.9 million during 1997.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES

     Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                             1997             1996            1995
                                                                          (thousands)
     United States                                         $ 15,076         $ 58,277        $(45,738)
     Foreign                                                   (916)           3,086            (983)
                                                           --------         --------        --------
     Income (loss) from continuing operations
        before provision (benefit) for income taxes        $ 14,160         $ 61,363        $(46,721)
                                                           ========         ========        ========

     The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                    1997            1996            1995
                                                                (thousands)
     Continuing operations                         $ 2,895        $ 7,702         $ 1,405
     Discontinued operations                            --         (2,606)         (2,640)
                                                   -------        -------         -------
     Total consolidated provision (benefit)
        for income taxes                           $ 2,895        $ 5,096         $(1,235)
                                                   =======        =======         =======

     The total consolidated provision (benefit) for income taxes is summarized as follows:

                                                                       1997             1996           1995
       Current:                                                                     (thousands)
       Federal                                                        $ 1,958         $   220        $    --
       State                                                            1,007             686            266
       Foreign                                                            498             786            480
                                                                      -------         -------        -------
           Total current                                                3,463           1,692            746
                                                                      -------         -------        -------

     Deferred:
       Federal                                                           (247)          1,665         (1,424)
       State                                                              (87)          1,248           (268)
       Foreign                                                           (234)            491           (289)
                                                                      -------         -------        -------
       Total deferred                                                    (568)          3,404         (1,981)
                                                                      -------         -------        -------

       Total consolidated provision (benefit) for income taxes        $ 2,895         $ 5,096        $(1,235)
                                                                      =======         =======        =======

     The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                         December 28,     December 29,
                                                             1997             1996
     Deferred tax assets:                                        (thousands)
       Inventory basis differences                        $    422         $    415
       Employee benefit accruals                               860              714
       Allowances and contingent liabilities                 2,968            2,548
       Restructuring and plant closing accruals              2,514            3,632
       Other                                                   373              221
       Net operating loss carryforwards                         --            5,154
       Capital loss carryforwards                            9,097           14,193
       Valuation allowance for deferred tax assets          (9,097)         (15,988)
                                                          --------         --------

     Deferred tax assets                                     7,137           10,889
                                                          --------         --------

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES (continued)

                                                             December 28,   December 29,
                                                                 1997           1996
     Deferred tax liabilities:                                      (thousands)
       Basis difference in property, plant and equipment         2,623         7,644
       Other                                                       193         1,188
                                                                ------        ------

     Deferred tax liabilities                                    2,816         8,832
                                                                ------        ------

     Net deferred tax assets (liabilities)                      $4,321        $2,057
                                                                ======        ======

     Foamex L.P. has determined that taxable capital gains in the foreseeable future for a subsidiary that files a separate federal income tax return will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward of that subsidiary. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward. During 1997, the valuation allowance for deferred tax assets decreased by $6.9 million which included a $5.0 million for the utilization of the capital loss carryforward in connection with the sale of a facility and $1.9 million decrease due to reversal of General Felt preacquisition temporary differences. The $1.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. At December 28, 1997, General Felt has $26.0 million of capital loss carryforwards that expire in 2001.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                             1997            1996             1995
                                                                         thousands)
     Statutory income taxes                               $  4,956         $ 21,477         $(16,352)
     State income taxes, net of federal                        785            1,288              266
     Permanent difference on partnership income             (2,119)         (11,714)          12,233
     Limitation on the utilization of tax benefits              --               --            4,929
     Write-off of excess cost                                4,305               --               --
     Valuation allowance                                    (5,028)          (4,823)              --
     Cost in excess of assets acquired                         419              551              554
     Other                                                    (423)             923             (225)
                                                          --------         --------         --------

       Total                                              $  2,895         $  7,702         $  1,405
                                                          ========         ========         ========

12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     Foamex L.P. is obligated under various noncancellable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the 1997 restructuring and plant consolidation plans and 1996 and 1995 restructuring plans) required under operating leases at December 28, 1997 are:

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES (continued)

                                                      Operating
                                                        Leases
                                                     (thousands)
       1998                                            $11,098
       1999                                              9,970
       2000                                              8,338
       2001                                              6,483
       2002                                              6,524
       Thereafter                                       17,322
                                                       -------

         Total                                         $59,735
                                                       =======

     Rental expense charged to operations under operating leases approximated $10.1 million, $9.6 million and $10.1 million for 1997, 1996 and 1995, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. In addition, Foamex L.P. incurred rental expense of approximately $1.7 million and $3.5 million for 1996 and 1995, respectively, under leases with related parties.

13.  RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

     On July 1, 1997, Trace Holdings borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, a promissory note issued to Foamex L.P. by Trace Holdings in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace Holdings that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory notes are included in the other component of partners' equity (deficit).

     In connection with the Refinancing Plan, Foamex L.P. purchased approximately $116.7 million of aggregate principal amount of Discount
Debentures for approximately $105.8 million including transaction costs of approximately $0.8 million. Foamex L.P. subsequently distributed the Discount Debentures to FJPS and FMXI.

     Also on June 12, 1997, Foamex L.P. distributed its $56.2 million aggregate principal amount note, as amended, due 2006 (the "FJPS Note") from FJPS with an accreted value as of June 12, 1997 of $35.6 million to FJPS and FMXI. The accretion of the original issue discount of $2.4 million for the period from December 30, 1996 to June 12, 1997 was reflected as a direct increase in the FJPS Note and partners' capital account, and thereby excluded from the consolidated statements of operations.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

     Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During 1997, 1996 and 1995, Foamex L.P. purchased approximately $138.6 million, $129.7 million and $105.1 million, respectively, of raw materials under the Supply Agreement. As of December 28, 1997 and December 29, 1996, Foamex L.P. had accounts payable to Foamex International of approximately $11.7 million and $8.8 million, respectively, associated with the Supply Agreement.

     Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $1.2 million and $1.4 million in 1997 and 1996, respectively.

     On December 26, 1997, Foamex L.P. entered into a $2.5 million promissory note with Foamex International. The note bears interest at the rate of LIBOR plus 2 3/8%. The note and interest are payable on demand, or if no demand is made, then on December 31, 2001.

     During April 1996, Foamex International contributed the foam products operations of Foamex Mexico to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities were under common control. Accordingly, all prior periods presented were restated to reflect the results of operations and financial position of Foamex Mexico. The restatement of prior periods was insignificant to the consolidated financial statements.

     In December 1995, Foamex L.P. entered into a $2.0 million promissory note with Foamex International. The note bears interest at a rate per annum equal to six months LIBOR plus 4.0% and is payable semiannually in June and December. The note was distributed to FJPS and FMXI on June 12, 1997.

     In connection with the acquisition of Great Western, Foamex L.P. issued a promissory note to Rallis (see Note 7) and entered into lease agreements (see
Note 12) with Rallis and an affiliate of Rallis, for the rental of former Great Western manufacturing facilities located in Orange, Ontario and Hayward, California and a warehouse facility in Tigard, Oregon. Foamex L.P. has the option to purchase each of these properties from Rallis or such affiliate.

     Foamex L.P. was party to a lease agreement for an airplane with Trace Aviation Corp. ("Trace Aviation"), a subsidiary of Trace Holdings. During 1995, Foamex L.P. paid Trace Aviation $1.6 million, pursuant to the lease agreement. The lease agreement also provided for the use of the airplane by Trace Holdings with remuneration to Foamex L.P. based on actual usage of the plane. During 1995, Trace Holdings paid to Foamex L.P. $0.6 million, pursuant to the agreement. During August 1995, Foamex Aviation Inc. ("Aviation"), a wholly-owned subsidiary of Foamex International, acquired the aircraft from Trace Holdings for $3.0 million in cash and the assumption of $11.7 million of related debt. In connection with the acquisition of the aircraft, the Foamex L.P. lease and other agreements were terminated.

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

     During 1997 and 1995, Foamex L.P. purchased approximately $1.9 million and $2.5 million, respectively, of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of Foamex International, under various agreements, latest which expired in March 1998.

     Foamex L.P. made charitable contributions to the Trace International Holding, Inc. Foundation of approximately $0.2 million in each of 1997, 1996 and 1995.

     On December 11, 1996, Foamex L.P. entered into a Tax Distribution Advance Agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. As of December 28, 1997, there were $13.6 million of advances to Foamex International under this agreement.

14.  PARTNERS' EQUITY (DEFICIT)

     Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through December 1997. As of December 28, 1997, the partnership interests of Foamex L.P. are held by FMXI, Inc. ("FMXI"), 1% managing general partnership interest, Trace Foam a 1% general partnership interest, Crain a 1% general partnership interest and Foamex International a 97% limited partnership interest. (See Note 19 for subsequent event.)

     Cash distributions in connection with a tax sharing agreement for 1997, 1996 and 1995 were paid (received) as follows:

                                  1997            1996             1995
                                              (thousands)
     FMXI                        $    80        $   (35)        $    12
     Trace Foam                       80             45              --
     Foamex International          8,371             --              --
     FJPS                            306          3,477           2,367
                                 -------        -------         -------

       Total                     $ 8,837        $ 3,487         $ 2,379
                                 =======        =======         =======

     Other

     The  other  component  of  partners'  equity  (deficit)   consists  of  the
following:

                                                  December 28,    December 29,   December 31,
                                                      1997           1996           1995
                                                                (thousands)

     Foreign currency translation adjustment        $ 4,367        $ 3,494        $ 3,448
     Additional pension liability                     3,718          2,407          4,779
     Note receivable from Trace Holdings              9,795          4,373          4,373
                                                    -------        -------        -------

                                                    $17,880        $10,274        $12,600
                                                    =======        =======        =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  ENVIRONMENTAL MATTERS

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of December 28, 1997, Foamex L.P. has environmental accruals of approximately $9.3 million for environmental matters. In addition, as of December 28, 1997 Foamex L.P. has net receivables of approximately $1.1 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. Because these regulations are subject to change prior to finalization, Foamex L.P. cannot accurately predict the actual cost of their implementation. Foamex L.P. does not believe implementation of the regulations will require it to make material expenditures at facilities owned prior to December 23, 1997, due to Foamex L.P.'s use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies; however, material expenditures may be required at the facilities formerly operated by Crain. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 28, 1997, Foamex L.P. has environmental accruals of approximately $8.7 million for the remaining potential remediation costs for these facilities based on engineering estimates.

     Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. Foamex L.P. has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued $0.1 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  ENVIRONMENTAL MATTERS (continued)

     On May 5, 1997, there was an accidental spill at one of Foamex L.P.'s manufacturing facilities. The spill was contained on site and cleaned-up for an approximate cost of $0.6 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

16.  LITIGATION

     As of March 4, 1998, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

     In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. Foamex L.P. is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  LITIGATION (continued)

     On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County, against Foamex International, directors of Foamex International, Trace Holdings, and individual officers and directors of Trace Holdings:

       Brickell Partners v. Marshall S. Cogan, et al.,  No. 16260NC;
       Mimona Capital v. Salvatore J. Bonanno, et al.,  No. 16259NC;
       Daniel Cohen v. Foamex International Inc.,  No. 16263;
       Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267.

     A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holdings proposal to acquire all of the shares of Foamex International's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions baring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

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

17.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Interest Rate Swap Agreements

     Foamex L.P. has an interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 28, 1997, the total notional principal amount of the interest rate swap agreement was $150.0 million. The counterparty to the agreement is a large international financial institution. The interest rate swap agreement subjects Foamex L.P. to financial risk that will vary during the life of the agreement in relation to market interest rates.

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

     The estimated fair values of Foamex L.P.'s financial instruments as of December 28, 1997 are as follows:

                                 Carrying Amount      Fair Value
                                             (thousands)

     Liabilities:
       Long-term debt             $     738,810        $741,298
                                  =============        ========

       Interest rate swaps        $          --        $  1,015
                                  =============        ========

     Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short- term nature of these instruments.

     The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows.

     The fair value of the interest rate swap is based on the amount at which Foamex L.P. would pay if the swap was settled, as determined by an estimate obtained from dealers.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

18.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 1997             1996               1995
                                                                              (thousands)
     Cash paid for interest                                    $ 45,330        $     43,378        $ 47,282
                                                               ========        ============        ========

     Cash paid for income taxes                                $  4,504        $      1,533        $    634
                                                               ========        ============        ========

     Noncash capital expenditures                              $    167        $        165        $    378
                                                               ========        ============        ========

     Non-cash distribution of FJPS note                        $ 35,567        $         --        $     --
                                                               ========        ============        ========

     Non-cash distribution of Foamex International note        $  2,000        $         --        $     --
                                                               ========        ============        ========

     Non-cash distribution of investment in FJPS senior
       subordinated discount debentures                        $105,829        $         --        $     --
                                                               ========        ============        ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  SUBSEQUENT EVENT

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million two-year promissory note and (iii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes due 2007 and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto as lenders, the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions will be accounted for as a divestiture and future Foamex L.P. financial statements will exclude the operations of General Felt. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     As of December 28, 1997 and December 29, 1996 and for the years then ended, General Felt's consolidated financial information included in Foamex L.P. was as follows:

                                                        1997             1996
     Balance Sheet:
            Current assets                           $  59,278        $  92,201
            Total assets                               110,766          177,681
            Current liabilities                         39,358           61,772
            Total liabilities                           46,445           80,662
            Equity64,321                                97,019

     Statement of Operations:
            Net sales                                $ 286,261        $ 302,648
            Income from continuing operations            6,102           18,465
            Net income (loss)                            6,102          (27,261)

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Foamex Capital Corporation
Wilmington, Delaware

We have audited the accompanying balance sheets of Foamex Capital Corporation ("FCC") (a wholly-owned subsidiary of Foamex L.P.) as of December 28, 1997 and December 29, 1996. These balance sheets are the responsibility of FCC's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits of the balance sheets provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of FCC at December 28, 1997 and December 29, 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 4, 1998

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS


                                                              December 28,    December 29,
                                                                 1997            1996

CASH                                                            $1,000          $1,000
                                                                ======          ======

COMMITMENTS AND CONTINGENCIES                                   $   --          $   --
                                                                ------          ------

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share;
       1,000 shares authorized, issued and outstanding              10              10
   Additional paid-in capital                                      990             990
                                                                ------          ------
   Total Stockholder's Equity                                   $1,000          $1,000
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

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor on the following borrowings of Foamex L.P.:

     9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

     The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the subordinated note.

     13 1/2% Senior Subordinated Notes due 2005 ("13 1/2% Senior Subordinated Notes")

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on December 23, 1997 in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes represent unsecured general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture).

     The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. Interest on the 13 1/2% Senior Subordinated Notes is payable semiannually on each February 15 and August 15. The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum. The 13 1/2% Senior Subordinated Notes may not be redeemed prior to August 15, 2002, except in the event of a Change of Control (as defined) or Foamex L.P. may, subject to certain requirements (as defined), on or prior to August 15, 1998 redeem up to 33 1/3% of the aggregate original principal amount with proceeds from an Equity Offering (as defined).

     Foamex L.P. has filed a registration statement relating to an exchange offer in which Foamex L.P. will offer to exchange the 13 1/2% Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the 13 1/2% Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of 13 1/2% Senior Subordinated Notes held by affiliates of Foamex L.P. and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder of
General Felt Industries, Inc.:

We have audited the accompanying consolidated balance sheets of General Felt Industries, Inc. and subsidiaries ("General Felt") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of General Felt's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Felt as of December 28, 1997 and December 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 4, 1998

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      December 28,        December 29,
ASSETS                                                   1997                 1996
                                                               (thousands)
CURRENT ASSETS:
   Cash                                                $     423           $     336
   Restricted cash                                            --              12,143
   Accounts receivable, net of allowance for
       doubtful accounts of $3,773 and $4,453             36,388              44,973
   Inventories                                             8,205              25,314
   Deferred income taxes                                   6,850               6,342
   Other current assets                                    7,412               3,093
                                                       ---------           ---------

       Total current assets                               59,278              92,201
                                                       ---------           ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                              2,891               3,491
   Buildings and leasehold improvements                    1,465               5,896
   Machinery, equipment and furnishings                   17,189              29,354
   Construction in progress                                   96               1,957
                                                       ---------           ---------

       Total                                              21,641              40,698

   Less accumulated depreciation
       and amortization                                   (6,072)             (8,950)
                                                       ---------           ---------

       Property, plant and equipment, net                 15,569              31,748

COST IN EXCESS OF ASSETS ACQUIRED, NET                    35,176              50,574

OTHER ASSETS                                                 743               3,158
                                                       ---------           ---------

       TOTAL ASSETS                                    $ 110,766           $ 177,681
                                                       =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 28,       December 29,
LIABILITIES & STOCKHOLDER'S EQUITY                               1997                1996
                                                                      (thousands)
CURRENT LIABILITIES:
   Current portion of long-term debt - related party          $      --           $  12,143
   Accounts payable                                              10,943              13,719
   Accounts payable to related party                             11,614              17,987
   Accrued employee compensation                                    538               1,434
   Accrued restructuring charges                                    827               2,279
   Other accrued liabilities                                     15,436              14,210
                                                              ---------           ---------

       Total current liabilities                                 39,358              61,772

LONG-TERM DEBT - RELATED PARTY                                      585               9,260

DEFERRED INCOME TAXES                                             1,473               3,273

ACCRUED RESTRUCTURING - NONCURRENT                                2,440               2,308

OTHER LIABILITIES                                                 2,589               4,049
                                                              ---------           ---------

       Total liabilities                                         46,445              80,662
                                                              ---------           ---------

COMMITMENTS AND CONTINGENCIES                                        --                  --
                                                              ---------           ---------

STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value; authorized,
      issued and outstanding 1,000 shares                            --                  --
   Additional paid-in capital                                   143,965             143,965
   Retained earnings (accumulated deficit)                      (40,844)            (46,946)
   Note receivable from Foamex L.P.                             (38,800)                 --
                                                              ---------           ---------
       Total stockholder's equity                                64,321              97,019
                                                              ---------           ---------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $ 110,766           $ 177,681
                                                              =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the years ended 1997, 1996 and 1995

                                                  December 28,        December 29,      December 31,
                                                     1997                1996               1995
                                                                     (thousands)

NET SALES                                         $ 286,261           $ 302,648           $ 279,123

COST OF GOODS SOLD                                  260,239             263,316             252,591
                                                  ---------           ---------           ---------

GROSS PROFIT                                         26,022              39,332              26,532

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           18,445              18,819              22,312

RESTRUCTURING CHARGES (CREDITS)                      (1,004)             (5,460)             14,156
                                                  ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS                         8,581              25,973              (9,936)

INTEREST EXPENSE                                        899               2,179               1,164

OTHER INCOME, NET                                     1,339               1,015                  52
                                                  ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES                                   9,021              24,809             (11,048)

PROVISION FOR INCOME TAXES                            2,919               6,344                 962
                                                  ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS              6,102              18,465             (12,010)
                                                  ---------           ---------           ---------

DISCONTINUED OPERATIONS:

OPERATING LOSS FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAXES                       --              (3,389)            (11,040)

LOSS ON DISPOSAL OF DISCONTINUED
   OPERATIONS INCLUDING PROVISION FOR
   OPERATING LOSSES DURING THE PHASE-
   OUT PERIOD, NET OF INCOME TAXES                       --             (42,337)                 --
                                                  ---------           ---------           ---------

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                   --             (45,726)            (11,040)
                                                  ---------           ---------           ---------

NET INCOME (LOSS)                                 $   6,102           $ (27,261)          $ (23,050)
                                                  =========           =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the years ended 1997, 1996 and 1995

                                                                December 28,     December 29,      December 31,
                                                                    1997             1996             1995
OPERATING ACTIVITIES:                                                           (thousands)
Net income (loss)                                                 $  6,102         $(27,261)        $(23,050)
Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating activities:
   Depreciation and amortization                                     4,112            4,564            4,476
   Net loss on disposal of discontinued operations                      --           40,551               --
   Net loss from discontinued operations                                --            5,175           11,040
   Asset writedowns and other charges (credits)                       (107)          (6,769)           8,505
   Provision for uncollectible accounts                              1,405              967            2,992
   Deferred income taxes                                               (46)           5,519              962
   Other operating activities, net                                    (967)              --               --
   Changes in operating assets and liabilities,
     net of acquisitions and discontinued operations:
   Accounts receivable                                               5,883          (10,358)             721
   Inventories                                                       9,431           (6,829)             157
   Accounts payable and accounts payable to
       related party                                                (9,314)           8,009           (6,309)
   Accrued restructuring charges                                    (1,318)             280            3,424
   Other assets and liabilities                                     (6,652)          (1,813)          (2,328)
                                                                  --------         --------         --------

   Net cash provided by continued operations                         8,529           12,035              590
   Net cash used for discontinued operations                            --             (524)         (12,617)
                                                                  --------         --------         --------
   Net cash provided by (used for) operating activities              8,529           11,511          (12,027)
                                                                  --------         --------         --------

INVESTING ACTIVITIES:
Capital expenditures                                                (1,258)          (2,442)          (1,604)
Proceeds from sale of assets                                        40,169               --               --
Proceeds from sale of subsidiary                                        --           42,650               --
Purchase of note receivable from Foamex L.P.                       (38,800)              --               --
Acquisition, net of cash acquired                                       --               --           (7,272)
Increase in restricted cash                                         12,143          (12,143)              --
Capital expenditures for discontinued operations                        --             (919)          (4,429)
Other investing activities                                             122           (2,149)              10
                                                                  --------         --------         --------

   Net cash provided by (used for) investing activities             12,376           24,997          (13,295)
                                                                  --------         --------         --------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) revolving loans                    --               --           (3,000)
   Net proceeds from (repayments of) Foamex L.P.
       notes payable                                               (20,818)         (26,903)          14,742
   Payments on long-term debt - unrelated party                         --          (11,250)          (3,000)
   Net financing activities of discontinued operations                  --            1,443           17,046
                                                                  --------         --------         --------

   Net cash (used for) provided by financing activities            (20,818)         (36,710)          25,788
                                                                  --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                         87             (202)             466

CASH AT BEGINNING OF PERIOD                                            336              538               72
                                                                  --------         --------         --------

CASH AT END OF PERIOD                                             $    423         $    336         $    538
                                                                  ========         ========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                    Retained          Note
                                                                  Additional        Earnings       Receivable
                                              Common Stock          Paid-In       (Accumulated        From
                                             Shares   Amount        Capital         Deficit)       Foamex L.P.
                                                                         (thousands)
Balances at January 1, 1995                       1        -        $ 67,036        $  3,365         $     --

Assumption of pension liability
   by Foamex L.P.                                --        -           2,158              --               --

Net loss                                         --        -              --         (23,050)              --
                                           --------      ---        --------        --------         --------

Balances at December 31, 1995                     1        -          69,194         (19,685)              --

Net loss                                         --        -              --         (27,261)              --

Contribution by Foamex L.P. of
   intercompany notes in connection
   with sale of Perfect Fit                      --        -          74,771              --               --
                                           --------      ---        --------        --------         --------

Balances at December 29, 1996                     1        -         143,965         (46,946)              --

Purchase of note receivable
   from Foamex L.P.                              --        -              --              --          (38,800)

Net income                                       --        -              --           6,102               --
                                           --------      ---        --------        --------         --------

Balances at December 28, 1997                     1        -        $143,965        $(40,844)        $(38,800)
                                           ========      ===        ========        ========         ========


         The accompanying notes are an integral part of the consolidated financial statements.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     General Felt Industries, Inc. and subsidiaries ("General Felt") is one of the largest distributors and manufacturers of carpet cushion in North America. In addition, Foamex Fibers, Inc. ("Foamex Fibers"), a wholly-owned subsidiary, manufactures various nonwoven textile fiber products used primarily for carpet padding and in the furniture industry.

     General Felt is a wholly-owned subsidiary of Foamex L.P. which in turn is a wholly-owned subsidiary of Foamex International Inc. ("Foamex International").

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

     Fiscal Year

     General Felt's fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1997, 1996 and 1995 were composed of fifty-two weeks and ended on December 28, 1997, December 29, 1996, and December 31, 1995, respectively.

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. ( See Notes 4, 9, 10, 11 and 14 and Cost in Excess of Net Assets Acquired below).

     Revenue Recognition

     Revenue from sales is recognized when products are shipped.

     Discounts and Billing Adjustments

     A reduction in sales revenue is recognized for sales discounts when product is invoiced or for other billing adjustments.

     Restricted Cash

     As of December 29, 1996, General Felt had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit and was restricted by Foamex L.P.'s debt agreements. This restricted cash was used to reduce long-term debt - related party with Foamex L.P. during

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1997; accordingly, a corresponding amount of long-term debt - related party as of December 29, 1996 was classified as current in the accompanying consolidated balance sheets.

     Inventories

     Inventories are stated at the lower of cost or market. The cost of inventories is determined on a first-in, first-out basis.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings and building improvements is generally ten to forty years and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense for the years ended 1997, 1996 and 1995 was $2.6 million, $3.0 million and $2.8 million, respectively. For income tax purposes, General Felt uses accelerated depreciation methods.

     Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

     Cost in Excess of Net Assets Acquired

     The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for by the purchase method is amortized using the straight-line method over a forty year period. At each balance sheet date General Felt evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 28, 1997 and December 29, 1996 was approximately $5.6 million and $5.9 million, respectively.

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

3.   DISCONTINUED OPERATIONS

     During 1996, General Felt finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included all of the net assets of the home comfort products segment with an adjusted net book value of approximately $84.5 million after Foamex L.P. contributed Perfect Fit's intercompany notes receivable and accrued interest thereon

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   DISCONTINUED OPERATIONS (continued)

with Foamex L.P. to General Felt. Actual related to the sale totaled approximately $1.5 million. General Felt recorded a net loss for discontinued operations of approximately $42.3 million, which includes the loss on disposal and a net loss of $1.8 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period.

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

     In 1996, General Felt determined to continue to operate one of the facilities originally identified for closure in the 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, General Felt has approved a plan to close a facility that was not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan, General Felt recorded a $5.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with General Felt's decision not to close the facility identified as part of the 1995 restructuring plan offset by $5.8 million of restructuring charges relating to the closure of a facility during 1997 (the "1996 restructuring plan"). During 1997, General Felt recorded a net restructuring credit of approximately $1.0 million primarily due to plant closure savings.

     Generally, the 1996 and 1995 restructuring plans have been implemented as originally contemplated. The following table sets forth the components of General Felt's restructuring and other charges:

                                                          Asset    Plant Closure  Personnel
                                            Total      Writedowns    and Leases   Reductions     Other
                                                                    (millions)
1995 restructuring charge                  $  14.2       $  8.5       $  3.8       $  0.8       $  1.1
Asset writeoff/writedowns                    (11.3)        (9.9)        (0.3)          --         (1.1)
                                           -------       ------       ------       ------       ------
Balances at December 31, 1995                  2.9         (1.4)         3.5          0.8           --

Cash spending                                 (1.0)          --         (0.5)        (0.5)          --
1996 restructuring charge                      5.8          1.6          3.9          0.3           --
Restructuring credits                        (11.3)        (8.4)        (2.7)        (0.2)          --
Asset adjustments for restructuring
   credits                                     8.2          8.2           --           --           --
                                           -------       ------       ------       ------       ------
Balances at December 29, 1996                  4.6         --            4.2          0.4           --

Cash spending                                 (0.3)         0.1         (0.1)        (0.3)          --
1997 restructuring credit                     (1.0)        (0.1)        (0.9)          --           --
                                           -------       ------       ------       ------       ------

Balances at December 28, 1997              $   3.3       $   --       $  3.2       $  0.1       $   --
                                           =======       ======       ======       ======       ======

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING CHARGES (continued)

     As indicated in the table above, the accrued restructuring balance at December 28, 1997, will be used for payments relating to plant closure and leases including rundown costs at the facilities. General Felt expects to incur approximately $0.8 million of charges during 1998 with the remaining $2.5 million to be incurred through 2001. As of December 28, 1997, General Felt has terminated 61 employees in the manufacturing and administrative areas.

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

6.   INVENTORIES

     Inventories consist of:

                                    December 28, 1997   December 29, 1996
                                               (thousands)
     Raw material and supplies          $ 5,416          $12,795
     Work in process                        214            1,120
     Finished goods                       2,575           11,399
                                        -------          -------
       Total                            $ 8,205          $25,314
                                        =======          =======

7.   SALE OF ASSETS

     On October 6, 1997, General Felt sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia to Bretlin, Inc. for an aggregate sale price of approximately $41.0 million. General Felt realized an insignificant gain on the sale (net of income taxes) in the fourth quarter of 1997. General Felt used net sale proceeds of $38.8 million to purchase a note receivable from Foamex L.P. which has been classified as a reduction of stockholder's equity.

8.   LONG-TERM DEBT - RELATED PARTY

     General Felt has two revolving promissory notes with Foamex L.P. to borrow up to a maximum of $64.0 million. During 1997 and 1996, General Felt used approximately $12.1 million and $22.5 million, respectively, of the net proceeds from the sale of Perfect Fit to reduce these promissory notes with Foamex L.P. The notes are due on demand, however, the remaining net proceeds of $12.1 million from the sale of Perfect Fit was used to paydown the notes with Foamex L.P. during 1997 and was classified as a current liability as of December 29, 1996. Interest is payable quarterly at 8.5% as of December 28, 1997. General Felt's cash receipts reduce the outstanding balance and the cash requirements increase the outstanding balance on a daily basis. On February 27, 1998, Foamex L.P. contributed the outstanding loan balance of $1.0 million to General Felt. (See Note 16)

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   LONG-TERM DEBT - RELATED PARTY (continued)

     Term and Revolving Loans

     Foamex L.P. and General Felt had a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provide for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which expired in June 1999. In 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility. During 1997 and 1996, Foamex L.P. and General Felt used $3.8 million and $12.0 million, respectively, of net proceeds from the Perfect Fit sale to repay term loan borrowings. The term loan was repaid in connection with the Refinancing Plan.

     As of December 28, 1997, Foamex L.P. and General Felt were in compliance with the covenants of the Foamex L.P. Credit Facility and expects to be in compliance with the covenants for the foreseeable future.

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

     General Felt's funding policy was to make no less than the minimum annual contributions required based upon actuarial methods allowable by applicable governmental regulations. Effective January 1, 1995, General Felt merged the Salaried Plan and the Trenton Plan with the defined benefit salaried pension plan of Foamex L.P. During 1995, General Felt merged the Pico Plan with the defined benefit hourly pension plan of Foamex L.P. Consequently, the aggregate pension liability of approximately $2.2 million as of December 31, 1995 relating to these plans has been included in additional paid-in capital since Foamex L.P. has assumed all future obligations under the plans. General Felt will incur pension expense for future periods to the extent it provides funding to the plans. During 1997 and 1996, General Felt funded approximately $0.4 million and $0.1 million, respectively to the plans.

     In   addition   certain   employees   of  General   Felt  are   covered  by
union-sponsored collectively bargained, multi-employer pension plans. General Felt contributed and charged to expense $0.1 million related to these plans for each of the years 1997, 1996 and 1995.

     During 1995, General Felt merged its defined contribution plan with Foamex L.P. Foamex L.P. is the plan sponsor, however, General Felt incurs a contribution expense for its employees. The plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code") and covers eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. During 1995, General Felt provided contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. General Felt also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in Foamex International common stock. In addition, General Felt may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The expense for these contributions was $0.2 million for 1997 and $0.1 million for each of the years 1996 and 1995.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

     The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                      1997             1996              1995
                                                                     (thousands)
     Continuing operations                           $ 2,919          $ 6,344           $   962
     Discontinued operations                              --           (2,558)           (2,654)
                                                     -------          -------           -------
     Total consolidated provision (benefit)
       for income taxes                              $ 2,919          $ 3,786           $(1,692)
                                                     =======          =======           =======

     The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                             1997             1996            1995
     Current:                                                             (thousands)
       Federal                                             $ 1,958           $   220          $    --
       State                                                 1,007               605               --
                                                           -------           -------          -------
           Total current                                     2,965               825               --
                                                           -------           -------          -------

     Deferred:
       Federal                                                (247)            1,666           (1,424)
       State                                                   201             1,295             (268)
                                                           -------           -------          -------
           Total deferred                                      (46)            2,961           (1,692)
                                                           -------           -------          -------

           Total consolidated provision (benefit)
              for income taxes                             $ 2,919           $ 3,786          $(1,692)
                                                           =======           =======          =======

     The components of the temporary differences that give use to significant deferred tax assets and liabilities are:

                                                             December 28,       December 29,
                                                                1997               1996
                                                                      (thousands)
     Deferred tax assets:
       Inventory basis differences                           $    422           $    415
       Employee benefit accruals                                  860                714
       Allowances and contingent liabilities                    2,968              2,548
       Restructuring and plant closing accruals                 2,514              3,632
       Other                                                      373                139
       Net operating loss carryforward                             --              5,154
       Capital loss carryforwards                               9,097             14,193
       Valuation allowance                                     (9,097)           (15,988)
                                                             --------           --------

     Deferred tax assets                                        7,137             10,807
                                                             --------           --------

     Deferred tax liabilities:
       Difference between book and tax depreciation             1,567              6,722
       Other                                                      193              1,016
                                                             --------           --------

     Deferred tax liabilities                                   1,760              7,738
                                                             --------           --------

     Net deferred tax asset (liabilities)                    $  5,377           $  3,069
                                                             ========           ========

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES (continued)

     General Felt has determined that taxable capital gains in the foreseeable future will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward. During 1997, the valuation allowance for deferred tax assets decreased by $6.9 million which included a $5.0 million decrease for the utilization of the capital loss carryforward in connection with the sale of a facility (see Note 7) and a $1.9 million decrease due to the reversal of preacquisition net operating loss carryforwards. The $1.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. At December 28, 1997, General Felt has $26.0 million of capital loss carryforwards that expire in 2001.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                            1997              1996                1995
                                                           (thousands)
     Statutory income taxes                $ 3,157           $ 8,683           $(3,867)
     State income taxes,
       net of federal                          785             1,235              (648)
     Limitation on utilization of
       tax benefits                             --                --             4,929
     Amortization of excess cost               419               517               554
     Write-off of excess cost                4,305                --                --
     Valuation allowance                    (5,028)           (4,823)               --
     Other                                    (719)              732                (6)
                                           -------           -------           -------
     Tax provision                         $ 2,919           $ 6,344           $   962
                                           =======           =======           =======

11.  ENVIRONMENTAL MATTERS

     During 1997, expenditures in connection with General Felt's compliance with federal, state, and local environmental laws and regulations did not have a material adverse effect on General Felt's operations, financial position, capital expenditures or competitive position. As of December 28, 1997, General Felt has environmental accruals of approximately $1.2 million for environmental matters.

     General Felt has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at a facility located in Philadelphia. General Felt has begun remediation and is conducting further investigations into the extent of the contamination at this facility and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 28, 1997, General Felt has environmental accruals of approximately $1.1 million for the remaining potential remediation costs for these facilities based on engineering estimates.

     Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. General Felt has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. General Felt has accrued $0.1 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. General Felt believes that its USTs do not pose a significant risk of environmental liability because of General

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ENVIRONMENTAL MATTERS (continued)

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

12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     General Felt is obligated, under various noncancellable lease agreements, for rental of facilities and machinery and equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and the lessors' operating expenses. Total minimum rental commitment (excluding commitments accrued as part of the 1996 restructuring plan) required under operating leases at December 28, 1997 was:

       1998                                                       $  409
       1999                                                          475
       2000                                                          461
       2001                                                          438
       2002                                                          420
       Thereafter                                                  1,023
                                                                  ------
         Total minimum lease payments                             $3,226
                                                                  ======

     Total rent expense for all operating leases for the years ended 1997, 1996 and 1995 were approximately $1.9 million, $2.1 million and $2.8 million, respectively.

     Guarantor

     General Felt has pledged their stock as collateral for certain debt of Foamex L.P. and is a co-guarantor of the borrowings outstanding under the Foamex L.P. Credit Facility and Foamex L.P. bond indentures, which as of December 28, 1997, had principal amounts outstanding of approximately $451.1 million and $248.0 million, respectively.

13.  RELATED PARTY TRANSACTIONS AND BALANCES

     General Felt purchased $146.3 million, $154.0 million and $141.2 million of carpet cushion foam from Foamex L.P. during 1997, 1996 and 1995, respectively.

     In connection with the consolidation of General Felt's administrative functions with those of Foamex L.P., General Felt paid approximately $2.1 million and $1.4 million to Foamex L.P. in 1997 and 1996, respectively, for direct costs incurred by Foamex L.P. on General Felt's behalf and for an allocation of shared services and facilities.

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Concentration of Credit Risk

     General Felt's financial instruments subject to credit risk are primarily trade accounts receivable. Accounts receivable are concentrated with large retail customers. General Felt performs ongoing credit evaluations of its customers financial conditions and, generally, requires no collateral. General Felt maintains allowance accounts for potential credit losses and such losses have been within management's expectations. During the past three years, no one customer accounted for more than 10% of General Felt's net sales.

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

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Supplemental disclosures of cash flow information:

                                      1997            1996             1995
                                                  (thousands)

     Interest paid                   $  899          $4,434          $5,300
                                     ======          ======          ======

     Income taxes paid, net          $3,286          $  596          $  183
                                     ======          ======          ======

16.  SUBSEQUENT EVENT

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million two-year promissory note and (iii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result,

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENT (continued)

General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes due 2007 and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc., a newly formed wholly-owned subsidiary of Foamex International ("Foamex Carpet"), Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and Crain Industries Inc. ("Crain"), both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Upon consummation of the transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder of
Foamex Fibers, Inc.:

We have audited the accompanying balance sheets of Foamex Fibers, Inc. ("Foamex Fibers") (successor to GS Industries, Inc. and Pontotoc Fibers, Inc. (collectively, the "Predecessor Company")) as of December 28, 1997 and December 29, 1996, and the related statements of operations, cash flows and stockholder's equity for the years ended December 28, 1997 and December 29, 1996, the period from April 13, 1995 to December 31, 1995 and the period from January 1, 1995 to April 12, 1995 (Predecessor Company), the combined statements of operations, cash flows and stockholder's equity. These financial statements are the responsibility of Foamex Fibers' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foamex Fibers as of December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for the years ended December 28, 1997 and December 29, 1996 and the period from April 13, 1995 to December 31, 1995 and the period from January 1, 1995 to April 12, 1995 (Predecessor Company), in conformity with generally accepted accounting principles.

       As discussed in Note 8, on February 27, 1998, Foamex Fibers was merged into General Felt and following several related transactions, General Felt substantially became Foamex Carpet Cushion, Inc.



COOPERS & LYBRAND L.L.P.


Charlotte, North Carolina
March 4, 1998

                               FOAMEX FIBERS, INC.
                                 BALANCE SHEETS
                                   (thousands)

                                                                 December 28,        December 29,
                                                                     1997                1996
ASSETS                                                                   (thousands)

CURRENT ASSETS:
     Cash                                                          $    129           $    156
     Accounts receivable, net of allowance for doubtful
       accounts of $27 and $39, respectively                            843                707
       Inventories                                                      925                972
     Other current assets                                               283                181
                                                                   --------           --------
       Total current assets                                           2,180              2,016
                                                                   --------           --------

PLANT AND EQUIPMENT:

     Machinery, equipment and furnishings                             3,471              2,666
     Less accumulated depreciation and amortization                    (607)              (340)
                                                                   --------           --------
     Plant and equipment, net                                         2,864              2,326

ACCOUNTS RECEIVABLE FROM GENERAL FELT                                 8,035              5,092

COST IN EXCESS OF ASSETS ACQUIRED, NET                                3,779              3,880
                                                                   --------           --------

TOTAL ASSETS                                                       $ 16,858           $ 13,314
                                                                   ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $  1,352           $  1,236
     Other accrued liabilities                                          459                466
                                                                   --------           --------
       Total current liabilities                                      1,811              1,702

INCOME TAXES DUE TO GENERAL FELT                                      2,727              1,566
                                                                   --------           --------

       Total liabilities                                              4,538              3,268
                                                                   --------           --------

COMMITMENTS AND CONTINGENCIES                                            --                 --
                                                                   --------           --------

STOCKHOLDER'S EQUITY:
     Common stock, $.01 par value; authorized, issued and
       outstanding 1,000 shares                                          --                 --
     Additional paid-in capital                                       7,272              7,272
     Retained earnings                                                5,048              2,774
                                                                   --------           --------
       Total stockholder's equity                                    12,320             10,046
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 16,858           $ 13,314
                                                                   ========           ========

               The accompanying notes are an integral part of the
                             financial statements.

                               FOAMEX FIBERS, INC.
                            STATEMENTS OF OPERATIONS
            for the year ended December 28, 1997, for the year ended
            December 29, 1996, for the period from April 13, 1995 to
                      December 31, 1995 and for the period
          from January 1, 1995 to April 12, 1995 (Predecessor Company)

                                                                                     Predecessor Company
                                    December 28,     December 29,   April 13 1995 to  January 1, 1995
                                       1997              1996        December 1995    to April 12, 1995
                                                             (thousands)
NET SALES                             $23,201          $21,410          $14,112          $ 5,577

COST OF GOODS SOLD                     18,656           16,843           11,948            4,580
                                      -------          -------          -------          -------

GROSS PROFIT                            4,545            4,567            2,164              997

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES              936            1,257              980              336
                                      -------          -------          -------          -------

INCOME FROM OPERATIONS                  3,609            3,310            1,184              661

OTHER EXPENSE, NET                          5                7               12                6
                                      -------          -------          -------          -------

INCOME BEFORE PROVISION
     FOR INCOME TAXES                   3,604            3,303            1,172              655

PROVISION FOR INCOME TAXES              1,330            1,232              469               --
                                      -------          -------          -------          -------

NET INCOME                            $ 2,274          $ 2,071          $   703          $   655
                                      =======          =======          =======          =======

               The accompanying notes are an integral part of the
                             financial statements.

                               FOAMEX FIBERS, INC.
                            STATEMENTS OF CASH FLOWS
            for the year ended December 28, 1997, for the year ended
             December 29,1996, for the period from April 13, 1995 to
                      December 31, 1995 and for the period
          from January 1, 1995 to April 12, 1995 (Predecessor Company)

                                                                                                            Predecessor Company
                                                          Year Ended      Year Ended                          January 1, 1995
                                                          December 28,    December 29,    April 13, 1995 to          to
                                                             1997             1996        December 31, 1995    April 12, 1995
                                                                                   (thousands)
OPERATING ACTIVITIES:
   Net income                                              $ 2,274           $ 2,071           $   703           $   655
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                               380               314               195               143
   Income taxes due to General Felt                          1,161             1,156               410                --
   Changes in operating assets and
     liabilities, net of acquisitions:
   Accounts receivable                                        (136)              178               573              (210)
   Accounts receivable from General Felt                    (2,943)           (3,703)             (837)               --
   Inventories                                                  47               310              (117)              106
   Other assets and liabilities                                  7                30              (267)              278
                                                           -------           -------           -------           -------

     Net cash provided by operating activities                 790               356               660               972
                                                           -------           -------           -------           -------

INVESTING ACTIVITIES:
   Capital expenditures                                       (817)             (669)             (191)             (587)
   Acquisition, net of cash acquired                            --                --            (7,272)               --
                                                           -------           -------           -------           -------

     Net cash used for investing activities                   (817)             (669)           (7,463)             (587)
                                                           -------           -------           -------           -------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                 --                --                --             1,000
   Repayment of advances from former stockholders               --                --                --              (102)
   Repayment of long-term debt                                  --                --                --              (531)
   Distribution to former stockholders                          --                --                --              (150)
   Cash retained by former owners                               --                --                --            (1,622)
   Capital contributions                                        --                --             7,272                --
                                                           -------           -------           -------           -------

     Net cash provided by (used for)
       financing activities                                     --                --             7,272            (1,405)
                                                           -------           -------           -------           -------

Net increase (decrease) in cash                                (27)             (313)              469            (1,020)

Cash at beginning of period                                    156               469                --             1,020
                                                           -------           -------           -------           -------

Cash at end of period                                      $   129           $   156           $   469           $    --
                                                           =======           =======           =======           =======

Supplemental disclosure of cash flow information:

Cash paid for state income taxes                           $   150           $    10           $    60
                                                           =======           =======           =======

               The accompanying notes are an integral part of the
                             financial statements.

                               FOAMEX FIBERS, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
            for the year ended December 28, 1997, for the year ended
            December 29, 1996, for the period from April 13, 1995 to
                      December 31, 1995 and for the period
          from January 1, 1995 to April 12, 1995 (Predecessor Company)

                                                                                                               Retained
                                                                                              Additional       Earnings
                                                                   Common Stock                Paid-In       (Accumulated
                                                            Shares            Amount           Capital          Deficit)
                                                                                    (thousands)
Balances at December 31, 1994                                  110           $   200           $    --          $   764

Net income for the period from January 1, 1995 to
   April 12, 1995                                               --                --                --              655

Distributions to former stockholders                            --                --                --             (150)

Acquisition adjustment                                        (110)             (200)               --           (1,269)
                                                           -------           -------           -------          -------

Balances at April 12, 1995                                      --                --                --               --

Capital Contribution by General Felt                             1                --             7,272               --

Net income for the period from April 13, 1995
   to December 31, 1995                                         --                --                --              703
                                                           -------           -------           -------          -------

Balances at December 31, 1995                                    1                --             7,272              703

Net income                                                      --                --                --            2,071
                                                           -------           -------           -------          -------

Balances at December 29, 1996                                    1                --             7,272            2,774

Net income                                                      --                --                --            2,274
                                                           -------           -------           -------          -------

Balances at December 28, 1997                                    1                --           $ 7,272          $ 5,048
                                                           =======           =======           =======          =======

               The accompanying notes are an integral part of the
                             financial statements.

                               FOAMEX FIBERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Foamex Fibers, Inc. ("Foamex Fibers") manufactures various nonwoven textile fiber products used primarily for carpet padding and in the furniture industry.

     Foamex Fibers was formed on March 29, 1995 for the purpose of acquiring certain assets and assuming certain liabilities of GS Industries, Inc. and Pontotoc Fibers, Inc. On April 13, 1995, Foamex Fibers acquired such assets and assumed such liabilities for an aggregate purchase price of approximately $8.0 million. (See Note 3 for further discussion.)

     Foamex Fibers is a wholly-owned subsidiary of General Felt Industries, Inc. ("General Felt") which in turn is a wholly-owned subsidiary of Foamex L.P. Foamex L.P. is a wholly-owned subsidiary of Foamex International Inc. ("Foamex International").

     The balance sheets as of December 28, 1997 and December 29, 1996 and the statements of operations, cash flows and stockholder's equity for the year ended December 28, 1997 and December 29, 1996 and for the period from April 13, 1995 to December 31, 1995 pertain to Foamex Fibers.

     The accompanying combined statements of operations, cash flows and stockholder's equity for the period from January 1, 1995 to April 12, 1995 include the combined individual operations of GS Industries, Inc. and Pontotoc Fibers, Inc. (collectively, the "Predecessor Company").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year

     Foamex Fibers' fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1997 and 1996 were composed of fifty-two weeks and ended on December 28, 1997 and December 29, 1996. The Predecessor Company's year end was the thirty-first day of December.

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

     Revenue Recognition

     Revenue from sales is recognized when products are shipped.

     Discounts and Billing Adjustments

     A reduction in sales revenue is recognized for sales discounts when product is invoiced or for other billing adjustments.

     Inventories

     Inventories are stated at the lower of cost or market. The cost of inventories is determined on a first-in, first-out basis.

                               FOAMEX FIBERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Plant and Equipment

     Plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense for the years ended December 28, 1997 and December 29, 1996, the period from April 13, 1995 to December 31, 1995 and for the period from January 1, 1995 to April 12, 1995 was $0.3 million, $0.2 million, $0.1 million and $0.1 million, respectively. For income tax purposes, Foamex Fibers uses accelerated depreciation methods.

     Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

     Cost in Excess of Net Assets Acquired

     The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for by the purchase method is amortized using the straight-line method over a forty year period. At each balance sheet date Foamex Fibers evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 28, 1997 and December 29, 1996 was approximately $0.3 million and $0.2 million, respectively.

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

     Foamex Fibers joins with General Felt in the filing of a consolidated U.S. Federal income tax return. Foamex Fiber's policy is to provide for Federal and state income taxes on a separate return basis. As of December 28, 1997, Foamex Fibers does not have a tax sharing agreement with General Felt. Therefore current and deferred Federal income taxes payable are classified as noncurrent and are included in Income Taxes Due to General Felt. Net deferred Federal income tax liabilities amounting to approximately $0.4 million and $0.3 million at December 28, 1997 and December 29, 1996 are included in Income Taxes Due to General Felt and consist primarily of accelerated depreciation for plant and equipment and accelerated amortization for costs in excess of assets acquired for income tax purposes offset by deferred tax assets relating to allowance accounts and accrued liabilities not deductible for income tax purposes.

     The stockholders of the Predecessor Company had elected S Corporation status under the provision of the Internal Revenue Code, which provided that, in lieu of corporate income taxes, the stockholders were taxed on the Predecessor Company's taxable income.

                               FOAMEX FIBERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform with the present years presentation.

3.   ACQUISITIONS

     On April 13, 1995, Foamex Fibers acquired certain assets and assumed certain liabilities of GS Industries, Inc. and Pontotoc Fibers, Inc. for aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million. The purchase price was funded by General Felt in the form of a capital contribution. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $3.9 million. The acquisition was accounted for as a purchase. The cost of the acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years.

4.   INVENTORIES

     Inventories consist of:

                                     December 28,  December 29,
                                       1997           1996
                                            (thousands)
     Raw material and supplies          $700          $700
     Finished goods                      225           272
                                        ----          ----
       Total                            $925          $972
                                        ====          ====

5.   INCOME TAXES

     The components of the provision for income taxes are summarized as follows:

                                                                                Period from
                                            Year Ended        Year Ended     April 13, 1995 to
                                           December 28,       December 29,      December 31,
                                              1997               1996              1995
                                                             (thousands)
     Federal                                 $1,161            $1,156            $  410
     State                                      169                76                59
                                             ------            ------            ------
       Provision for income taxes            $1,330            $1,232            $  469
                                             ======            ======            ======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                                        Period from
                                                  Year Ended           Year Ended     April 13, 1995 to
                                                  December 28,        December 29,      December 31,
                                                     1997                1996               1995
                                                                      (thousands)
     Statutory income taxes                        $ 1,261             $ 1,156            $   410
     State income taxes, net of federal                169                  76                 59
     Other                                            (100)                 --                 --
                                                   -------             -------            -------
       Provision for income taxes                  $ 1,330             $ 1,232            $   469
                                                   =======             =======            =======

                               FOAMEX FIBERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES

     Guarantee of Foamex L.P. Indebtedness

     Foamex Fibers is a joint obligor on $248.0 million principal amount of Foamex L.P.'s public debt and approximately $451.1 million of outstanding bank borrowings under Foamex L.P.'s credit facility.

     Operating Leases

     Foamex Fibers is obligated, under various noncancelable lease agreements, for rental of facilities and machinery and equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and the lessors' operating expenses. Total minimum rental commitments required under operating leases at December 28, 1997 (thousands) was:

       1998                                               $   328
       1999                                                   318
       2000                                                   318
       2001                                                   318
       2002                                                   318
       Thereafter                                             732
                                                           ------
         Total minimum lease payments                      $2,332
                                                           ======

     Total rent expense for all operating leases for the years ended December 28, 1997 and December 29, 1996, for the period from April 13, 1995 to December 31, 1995 and for the period from January 1, 1995 to April 12, 1995 was approximately $0.5 million, $0.3 million, $0.2 million and $0.1 million, respectively,

7.   RELATED PARTY TRANSACTIONS AND BALANCES

     General Felt purchased $10.9 million, $10.1 million, $6.4 million and $0.8 million of carpet cushion from Foamex Fibers for the years ended December 28, 1997 and December 29, 1996, the period from April 13, 1995 to December 31, 1995 and for the period from January 1, 1995 to April 12, 1995, respectively. As of December 28, 1997 and December 29, 1996, Foamex Fibers had accounts receivable from General Felt of approximately $8.0 million and $5.1 million, respectively. During 1997, Foamex L.P. paid approximately $0.2 million for consulting and travel expenses on behalf of Foamex Fibers.

8.   SUBSEQUENT EVENT

     On February 27, 1998, Foamex Fibers was merged into General Felt and following several related transactions, General Felt substantially sold all of its assets to Foamex Carpet Cushion, Inc.

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

                                                                     Schedule II

                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at     Charged to      Charged to                       Balance at
                                            Beginning of    Costs and         other                           End of
                                               Period       Expenses       Accounts(1)         Deductions     Period
     YEAR ENDED DECEMBER 28, 1997
     Allowance for Uncollectible Accounts     $ 3,060     $     2,295     $     2,898         $     1,409     $ 6,844
                                              =======     ===========     ===========         ===========     =======

     Reserve for Discounts                    $ 3,268     $        --     $    10,182         $    12,212     $ 1,238
                                              =======     ===========     ===========         ===========     =======

     Valuation Allowance                      $15,988     $    (5,028)    $    (1,863)        $        --     $ 9,097
                                              =======     ===========     ===========         ===========     =======


     YEAR ENDED DECEMBER 29, 1996
     Allowance for Uncollectible Accounts     $ 4,839     $       704     $       292         $     2,775     $ 3,060
                                              =======     ===========     ===========         ===========     =======

     Reserve for Discounts                    $ 4,299     $        --     $    12,190         $    13,221     $ 3,268
                                              =======     ===========     ===========         ===========     =======

     Valuation Allowance                      $13,473     $     9,370     $    (6,855)(3)     $        --     $15,988
                                              =======     ===========     ===========         ===========     =======


     YEAR ENDED DECEMBER 31, 1995(2)
     Allowance for Uncollectible Accounts     $ 2,324     $     4,627     $       324         $     2,436     $ 4,839
                                              =======     ===========     ===========         ===========     =======

     Reserve for Discounts                    $ 1,382     $        --     $    15,056         $    12,139     $ 4,299
                                              =======     ===========     ===========         ===========     =======

     Valuation Allowance                      $12,432     $     4,929     $    (3,888)(3)     $        --     $13,473
                                              =======     ===========     ===========         ===========     =======

(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Fiscal years 1995 and 1994 were restated for discontinued operations.

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.