Form 10-K405/A
period 1997-12-28
FOAMEX L P; GENERAL FELT INDUSTRIES INC; FOAMEX CAPITAL CORP; FOAMEX FIBERS INC
filed 1998-05-13
CIK 890080, 40588, 890081, 1041747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
                          GENERAL FELT INDUSTRIES, INC.
                               FOAMEX FIBERS, INC.
             (Exact Name of registrant as Specified in its Charter)

         Delaware                                       05-0475617
         Delaware                                       22-3182164
         Delaware                                       13-3476119
         Delaware                                       13-3819884
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

1000 Columbia Avenue, Linwood, PA                       19061
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether Foamex L.P. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex L.P. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark whether Foamex Capital Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex Capital Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

     None of the voting securities of Foamex L.P. or Foamex Capital Corporation are held by non-affiliates.

     As  of  April  6,  1998,   there  were  1,000  shares  of  Foamex   Capital
Corporation's common stock outstanding.

     Foamex L.P., Foamex Capital Corporation, General Felt Industries, Inc., and Foamex Fibers, Inc. meets the condition set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                            Page
Part I

       Item  1.   Business                                                   3
       Item  2.   Properties                                                11
       Item  3.   Legal Proceedings                                         11
       Item  4.   Submission of Matters to a Vote
                      of Security Holders                                   14
Part II

       Item  5.   Market for Registrant's Common Equity and
                      Related Stockholder Matters                           14
       Item  6.   Selected Consolidated Financial Data                      15
       Item  7.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                         16
       Item  8.   Financial Statements and Supplementary Data               24
       Item  9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                24

Part III

       Item 10.   Directors and Executive Officers of the Registrant        24
       Item 11.   Executive Compensation                                    24
       Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management                                        24
       Item 13.   Certain Relationships and Related Transactions            24

Part IV

       Item 14.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                               24

       Signatures                                                           31

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

ITEM 3.  LEGAL PROCEEDINGS

     Environmental Matters

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of December 28, 1997, Foamex L.P. has environmental accruals of approximately $4.3 million for environmental matters. In addition, as of December 28, 1997, Foamex L.P. has receivables of approximately $1.1 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

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

     Foamex L.P. has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; Philadelphia, Pennsylvania; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, Philadelphia, and Cornelius facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P., based on estimates of the remaining potential remediation costs for these facilities and facilities acquired in the Crain Acquisition, has accruals of $3.7 million for the estimated cost of completing remediation and established a net receivable of $1.1 million on the basis of indemnifications by Trace Holdings and Recticel Foam Corporation ("RFC") associated with the partnership formation of Foamex L.P. Foamex L.P. has completed remediation of soil contamination at a former Trenton, New Jersey manufacturing facility closed in October 1993 and is awaiting final closure approvals from the New Jersey Department of Environmental Protection regarding the remediation of soil contamination and monitoring of groundwater at the former Trenton facility. Also, Foamex L.P. has completed remediation at its Mesquite, Texas facility and is awaiting a certificate of completion under the Texas Voluntary Clean-Up Program.

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

     Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to thirteen sites with an estimated total liability to Foamex L.P. for the thirteen sites of less than approximately $0.5 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

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

                                                                        Fiscal Year(1)(2)
                                                   1997(3)       1996(4)     1995(5)       1994       1993(6)
                                                                          (thousands)
Statements of Operations Data:
     Net sales                                     $931,095      $926,351    $862,834     $833,660    $684,310
     Income (loss) from continuing operations        11,265        53,661     (48,126)      38,011      (7,926)
     Net income (loss)                              (37,294)        9,699     (53,243)      39,241     (17,653)

Balance Sheet Data (at period end):
     Total assets                                  $834,068      $586,157    $605,892     $654,176    $575,528
     Long-term debt                                 726,649       392,617     433,956      441,757     414,445
     Partners' equity (deficit)                    (156,302)       12,832     (12,604)      52,548      49,386

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

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note") and (iii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s Senior Subordinated Notes and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto as lenders, the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions will be accounted for as a divestiture and future Foamex L.P. financial statements will exclude the operations of General Felt. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     On December 23, 1997, Foamex L.P. acquired Crain pursuant to a merger agreement with Crain Holdings Corp. a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. Management believes that the Crain Acquisition (i) strengthens Foamex L.P.'s market position as the leading North American producer of foam products, (ii) offers increased penetration in Foamex L.P.'s existing product lines and adds complementary product lines such as consumer products, (iii) strengthens Foamex L.P.'s operations geographically, (iv) provides several proprietary foam-producing processes which serve to lower overall production costs and are environmentally friendly, and (v) offers opportunities for significant overhead cost reductions and purchasing and freight cost efficiencies. In connection with the Crain Acquisition, Foamex L.P. initiated a restructuring/consolidation plan for the two entities. Foamex L.P. recorded restructuring charges of $21.1 million relating to the restructuring of Foamex L.P.'s operations in connection with the Crain Acquisition and related transactions. In addition, Foamex L.P. recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities in purchase accounting.

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

RESULTS OF OPERATIONS

1997 Compared to 1996

     Net sales for 1997 were $931.1 million as compared to $926.4 million in 1996, an increase of $4.7 million or 0.5%. Carpet cushion net sales for 1997 decreased 6.0% to $273.9 million from $291.3 million in 1996 primarily due to
(i) the sale in early October 1997 of a facility which manufactured needlepunch, tufted carpeting, and artificial grass products which had net sales of approximately $8.3 million in the fourth quarter of 1996, (ii) reduction in rebond carpet cushion selling prices due to lower trim material costs, and (iii) a shift in product mix from higher price carpet cushion to lower price carpet cushion. Cushioning foam net sales for 1997 increased 6.2% to $225.0 million from $211.9 million in 1996 primarily due to increased net sales volume from both new and existing customers of bedding related products. Automotive foam net sales for 1997 increased 1.0% to $234.2 million from $231.9 million in 1996 primarily due to increased volume. Furniture net sales for 1997 were constant at $121.7 million as compared to $121.0 million for 1996. Specialty and technical foam net sales for 1997 increased 8.5% to $76.3 million from $70.3 million in 1996 primarily due to increased net sales volume.

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

     Cash Flow from Investing Activities

     From the beginning of 1995 through 1997, Foamex L.P. spent approximately $75.8 million on capital improvements. The expenditures included: (i) installation of new variable pressure foaming technology ("VPF(TM)") in the Orange, California facility; (ii) the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing local demand for foam products; (iii) the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, and (iv) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities. Foamex L.P. expects to increase capital expenditures at the current levels for the foreseeable future as a result of the Crain Acquisition and the installation of the VPF(TM) manufacturing process.

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

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of December 28, 1997 was $4.3 million. In addition, as of December 28, 1997 Foamex L.P. has net receivables of $1.1 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

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

     Foamex L.P. has and will continue to make certain investments in its software systems and applications to ensure Foamex L. P. is Year 2000 compliant. Foamex L.P. plans to continue to make modifications to the identified software during 1998 and test during 1998. The financial impact to Foamex L.P. has not been and is not anticipated to be material to its financial position or results of operation in any given year.

New Accounting Standards

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foamex L.P. will adopt SFAS No. 130 for 1998.

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

4.4.15(p)   - Foamex  Security  Agreement,  dated as of June 12,  1997,  made by
            Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Latin  America,  Inc. in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.17(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.18(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.19(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.20(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21      - Intentionally omitted.
4.4.22(w)   - First Amendment to Foamex Pledge  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.23(w)   - First Amendment to Foamex Security Agreement, dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.24(w)   - First Amendment to Foamex Patent  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.25(w)   - First  Amendment  to  Trademark  Security  Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.4.26(w)   - Acknowledgment of Guaranty by each of the guarantors to a Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)   - First  Amendment  to Pledge  Agreement,  dated as of December  23,
            1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)   - Crain Industries Guaranty,  dated as of December 23, 1997, made by
            Crain in favor of Citicorp USA, Inc.
4.4.29      - Partnership Pledge Agreement,  dated as of February 27, 1998, made by Foamex  International and FMXI in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.6(j)      -  Commitment  letter,  dated  July 9,  1996,  from The Bank of Nova
            Scotia to Foamex Canada Inc.
4.7(a)      -  Subordinated  Promissory  Note,  dated as of May 6, 1993,  in the original  principal amount of $7,014,864  executed by Foamex L.P. to
            John Rallis ("Rallis").
4.8(a)      - Marely Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.9(a)      - DLJ Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.10(p)     - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex.
4.10.1(p)   - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex.
4.11.1(x)   -  Promissory  Note of Foamex L.P. in favor of Trace Foam LLC in the principal amount of $34 million, dated February 27, 1998.
10.1.1(p)   - Amendment to Master Agreement,  dated as of June 5, 1997,  between
            Citibank, N.A. and Foamex.
10.1.2(p)   - Amended confirmation, dated as of June 13, 1997, between Citibank,
            N.A. and Foamex.
10.2(h)     - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)     - Shareholder  Agreement,  dated December 31, 1992,  among Recticel,
            s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech
            Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam
            AG relating to foam technology sharing arrangement.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 1998

                                               FOAMEX L.P.
                                               By:  FMXI, Inc.
                                                    General Partner


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

Signatures                      Title                                   Date


 /s/ Marshall S. Cogan
-----------------------      Vice Chairman of the Board             May 11, 1998
Marshall S. Cogan            and Director of FMXI and
                             Director of FCC


 /s/ Robert J. Hay
-----------------------      Chairman Emeritus of                   May 11, 1998
Robert J. Hay                Foamex L.P.


 /s/ Kenneth R. Fuette
-----------------------      Executive Vice President (Chief        May 11, 1998
Kenneth R. Fuette            Financial Officer and Chief
                             Administrative Officer) of Foamex L.P.,
                             Vice President and Director of FMXI,
                             and Vice President, Treasurer, Chief
                             Financial Officer and Chief Accounting
                             Officer and Director of FCC

 /s/ Andrea Farace           Director of FCC                        May 11, 1998
------------------------
Andrea Farace


 /s/ Robert H. Nelson        Director of FCC                        May 11, 1998
------------------------
Robert H. Nelson


 /s/ Barry Zimmerman         Director of FCC                        May 11, 1998
------------------------
Barry Zimmerman

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

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   December 28,     December 29,
ASSETS                                                 1997              1996
                                                            (thousands)
CURRENT ASSETS:
   Cash and cash equivalents                        $   9,405         $  20,968
   Restricted cash                                         --            12,143
   Accounts receivable, net of allowance for
     doubtful accounts of $8,082 and $6,328           174,959           125,847
   Inventories                                        120,299           101,220
   Deferred income taxes                                6,850             6,720
   Due from related parties                             1,680             1,791
   Other current assets                                39,024            20,231
                                                    ---------         ---------

       Total current assets                           352,217           288,920
                                                    ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                           9,054             9,674
   Buildings and leasehold improvements                79,876            78,082
   Machinery, equipment and furnishings               219,164           185,348
   Construction in progress                            23,331            20,784
                                                    ---------         ---------

       Total                                          331,425           293,888

   Less accumulated depreciation and
     amortization                                    (110,151)         (111,461)
                                                    ---------         ---------

     Property, plant and equipment, net               221,274           182,427

   COST IN EXCESS OF ASSETS ACQUIRED, NET             219,699            83,991

   DEBT ISSUANCE COSTS, NET                            18,889            14,902

   OTHER ASSETS                                        21,989            15,917
                                                    ---------         ---------

       TOTAL ASSETS                                 $ 834,068         $ 586,157
                                                    =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       December 28,       December 29,
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                 1997               1996
                                                               (thousands)
CURRENT LIABILITIES:
   Short-term borrowings                                $   6,598         $   3,692
   Current portion of long-term debt                       12,161            13,735
   Accounts payable                                       121,147            75,621
   Accounts payable to related parties                     11,662             8,803
   Accrued employee compensation                           10,827             7,302
   Accrued interest                                        10,655             8,871
   Accrued restructuring and plant consolidation           15,644             6,300
   Other accrued liabilities                               37,449            27,506
                                                        ---------         ---------

     Total current liabilities                            226,143           151,830

LONG-TERM DEBT                                            726,649           392,617

DEFERRED INCOME TAXES                                       2,529             4,663

ACCRUED RESTRUCTURING AND
   PLANT CONSOLIDATION                                     11,252             4,043

OTHER LIABILITIES                                          23,797            20,172
                                                        ---------         ---------

     Total liabilities                                    990,370           573,325
                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES                                  --                --
                                                        ---------         ---------

PARTNERS' EQUITY (DEFICIT)
   General partners                                      (122,304)              632
   Limited partners                                            --            57,654
   Notes and advances receivable from partner             (16,118)          (35,180)
   Other                                                  (17,880)          (10,274)
                                                        ---------         ---------

     Total partners' equity (deficit)                    (156,302)           12,832
                                                        ---------         ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)        $ 834,068         $ 586,157
                                                        =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended 1997, 1996 and 1995

                                                   December 28,      December 29,     December 31,
                                                       1997              1996              1995
                                                                     (thousands)
NET SALES                                           $ 931,095         $ 926,351         $ 862,834

COST OF GOODS SOLD                                    787,756           773,119           762,085
                                                    ---------         ---------         ---------

GROSS PROFIT                                          143,339           153,232           100,749

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                            65,907            56,778            63,466

RESTRUCTURING AND OTHER CHARGES (CREDITS)              21,100            (6,415)           39,249
                                                    ---------         ---------         ---------

INCOME (LOSS) FROM OPERATIONS                          56,332           102,869            (1,966)

INTEREST AND DEBT ISSUANCE EXPENSE                     44,181            43,211            44,550

OTHER INCOME (EXPENSE), NET                             2,009             1,705              (205)
                                                    ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                   14,160            61,363           (46,721)

PROVISION FOR INCOME TAXES                              2,895             7,702             1,405
                                                    ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS               11,265            53,661           (48,126)
                                                    ---------         ---------         ---------

DISCONTINUED OPERATIONS:

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                     --              (230)           (5,117)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
   INCLUDING PROVISION FOR OPERATING LOSSES
   DURING THE PHASE-OUT PERIOD, NET OF
   INCOME TAXES                                            --           (41,820)               --
                                                    ---------         ---------         ---------

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                     --           (42,050)           (5,117)
                                                    ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
   LOSS                                                11,265            11,611           (53,243)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                             (48,559)           (1,912)               --
                                                    ---------         ---------         ---------

NET INCOME (LOSS)                                   $ (37,294)        $   9,699         $ (53,243)
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

                          FOAMEX L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     For the Years Ended 1997, 1996 and 1995

                                                                                    Note
                                                     General       Limited       Receivable
                                                    Partners       Partners     from Partner        Other        Total
                                                                                 (thousands)
Balances at January 1, 1995                         $   1,448      $  97,686      $ (38,167)     $  (8,419)     $  52,548
Net loss                                               (1,044)       (52,199)            --             --        (53,243)
Distributions                                            (125)        (5,603)            --             --         (5,728)
Purchase of note receivable from
   Foamex International                                    --             --         (2,000)            --         (2,000)
Increase in note receivable from
   Trace Holdings                                          --             --             --         (1,373)        (1,373)
Accretion of note receivable from partner                 125          6,152         (6,277)            --             --
Additional pension liability                               --             --             --         (3,290)        (3,290)
Foreign currency translation adjustment                    --             --             --            482            482
                                                    ---------      ---------      ---------      ---------      ---------
Balances at December 31, 1995                             404         46,036        (46,444)       (12,600)       (12,604)

Net income                                                184          9,515             --             --          9,699
Distributions                                            (104)        (5,108)            --             --         (5,212)
Accretion of note receivable from partner                 144          7,031         (7,175)            --             --
Repayment of note receivable from partner                  --             --         18,439             --         18,439
Repayment premium on note receivable
   from partner                                             4            180             --             --            184
Additional pension liability                               --             --             --          2,372          2,372
Foreign currency translation adjustment                    --             --             --            (46)           (46)
                                                    ---------      ---------      ---------      ---------      ---------
Balances at December 29, 1996                             632         57,654        (35,180)       (10,274)        12,832

Net loss                                                 (746)       (36,548)            --             --        (37,294)
Distributions                                             (23)        (1,099)            --             --         (1,122)
Accretion of note receivable from partner                  48          2,339         (2,387)            --             --
Distributions associated with the June 1997
   Refinancing Plan                                    (2,896)      (141,947)        37,567             --       (107,276)
Additional pension liability                               --             --             --         (1,311)        (1,311)
Foreign currency translation adjustment                    --             --             --           (873)          (873)
Increase in note receivable from Trace Holdings            --             --             --         (5,422)        (5,422)
Purchase of note receivable from Foamex
   International                                           --             --         (2,500)            --         (2,500)
Tax distribution advance                                   --             --        (13,618)            --        (13,618)
Other                                                      --            282             --             --            282
Deficit balance of Limited Partners assumed
   by General Partners                               (119,319)       119,319             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------

Balances at December 28, 1997                       $(122,304)     $      --      $ (16,118)     $ (17,880)     $(156,302)
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

     Revenue Recognition

     Revenue from sales is recognized when products are shipped at which time title passes to the customer.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income Taxes

     Income taxes are accounted for under the asset and liability method, in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

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

     New Accounting Standards

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foamex L.P. will adopt SFAS No. 130 for 1998.

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

3.   ACQUISITIONS

     On December 23, 1997, Foamex L.P. acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million. In connection with the Crain Acquisition, Foamex L.P. approved a plan to close certain acquired facilities. As of the acquisition date, Foamex L.P. established accruals of approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITIONS (continued)

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

     As discussed above, the 1996 and 1995 restructuring plans have been generally implemented as originally contemplated. The following table sets forth the components of Foamex L.P.'s restructuring and other charges:

                                                               Plant
                                                   Asset      Closure     Personnel
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

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS

       Long-term debt consists of:

                                                                           December 28,        December 29,
                                                                                1997               1996
       Credit Facility:                                                                  (thousands)
         Term Loan A (1)                                                    $  76,700          $          -
         Term Loan B (1)                                                      109,725                     -
         Term Loan C (1)                                                       99,750                     -
         Term Loan D (1)                                                      110,000                     -
         Revolving credit facility (2)                                         54,928                     -
       9 7/8% Senior subordinated notes due 2007 (3)                          150,000                     -
       13 1/2% Senior subordinated notes due 2005 (includes
         $13,720 of unamortized debt premiums) (3)                            111,720                     -
       9 1/2% Senior secured notes due 2000 (4)                                 4,523               106,793
       11 1/4% Senior notes due 2002 (4)                                            -               141,400
       11 7/8% Senior subordinated debentures due 2004 (net of
         unamortized debt discount of $769)                                         -               125,056
       11 7/8% Senior subordinated debentures due 2004, Series B (5)                -                 7,000
       Industrial revenue bonds (6)                                             7,000                 7,000
       Foamex L.P. term loan (8.54% interest rate as of
         December 29, 1996) (6)                                                     -                11,000

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

                                                                           December 28,         December 29,
                                                                               1997                 1996
                                                                                       (thousands)
       Subordinated note payable (net of unamortized
         debt discount of $886 and $1,198) (5)                                  6,129                 5,817
       Other                                                                    8,335                 2,286
                                                                            ---------             ---------
                                                                              738,810               406,352

       Less current portion                                                    12,161                13,735
                                                                            ---------             ---------

       Long-term debt-unrelated parties                                      $726,649              $392,617
                                                                             ========              ========

(1) Debt of Foamex L.P., guaranteed by Foamex International, General Felt and Foamex Fibers.
(2) Debt of Foamex L.P. and General Felt, guaranteed by Foamex International and Foamex Fibers.
(3) Debt of Foamex L.P. and Foamex Capital Corporation, guaranteed by General Felt and Foamex Fibers.
(4) Debt of Foamex L.P. and Foamex Capital Corporation ("FCC"), guaranteed by Foamex International and General Felt.
(5) Debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by General Felt.
(6)  Debt of Foamex L.P.
(7) Debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by Foamex International.

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

     In addition, on October 1, 1997, Foamex L.P. redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.2 million of the approximately $30.7 million of its outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded from borrowings under the Credit Facility. In connection with this redemption, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $2.1 million.

     Credit Facility

     On June 12, 1997, Foamex L.P. entered into the Credit Facility with a group of banks that provides for term loans of up to $440.0 million which expire from June 2003 to June 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. The term loans are comprised of a (i) term A loan ("Term A") which provides up to $120.0 million of borrowings, (ii) term B loan ("Term B") of $110.0 million, (iii) term C loan ("Term C") of $100.0 million and (iv) term D loan ("Term D") of $110.0 million.

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

     Foamex L.P. had a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provide for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which was to expire in June 1999. In 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility. During 1997 and 1996, Foamex L.P. and General Felt used $3.8 million and $12.0 million, respectively, of net proceeds from the Perfect Fit sale to repay term loan borrowings. The term loan was repaid in connection with the Refinancing Plan.

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

     13 1/2% Senior Subordinated Notes due 2005 ("13 1/2% Senior Subordinated Notes")

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under the Securities Act of 1933, as amended, on December 23, 1997 in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes represent unsecured general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture).

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
                                                                ======        ======

     Foamex L.P. has determined that taxable capital gains in the foreseeable future for a subsidiary that files a separate federal income tax return will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward of that subsidiary. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward. During 1997, the valuation allowance for deferred tax assets decreased by $6.9 million which included $5.0 million for the utilization of the capital loss carryforward in connection with the sale of a facility and $1.9 million decrease due to reversal of General Felt preacquisition temporary differences. The $1.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. At December 28, 1997, General Felt has $26.0 million of capital loss carryforwards that expire in 2001.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

     During 1997 and 1995, Foamex L.P. purchased approximately $1.9 million and $2.5 million, respectively, of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of Foamex International, under various agreements, the latest of which expired in March 1998.

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
                                                    =======        =======        =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  ENVIRONMENTAL MATTERS

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of December 28, 1997, Foamex L.P. has environmental accruals of approximately $4.3 million for environmental matters. In addition, as of December 28, 1997 Foamex L.P. has net receivables of approximately $1.1 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. Foamex L.P. believes that realization of the net receivables established for indemnification is probable.

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

     Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 28, 1997, Foamex L.P. has environmental accruals of approximately $3.7 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

     Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to thirteen sites, with an estimated total liability to Foamex L.P. for the thirteen sites of less than approximately $0.5 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

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

18.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 1997             1996                1995
                                                                                       (thousands)
     Cash paid for interest                                    $ 45,330        $     43,378        $ 47,282
                                                               ========        ============        ========

     Cash paid for income taxes                                $  4,504        $      1,533        $    634
                                                               ========        ============        ========

     Non-cash capital expenditures                             $    167        $        165        $    378
                                                               ========        ============        ========

     Non-cash distribution of FJPS note                        $ 35,567        $         --        $     --
                                                               ========        ============        ========

     Non-cash distribution of Foamex International note        $  2,000        $         --        $     --
                                                               ========        ============        ========

     Non-cash distribution of investment in FJPS senior
       subordinated discount debentures                        $105,829        $         --        $     --
                                                               ========        ============        ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  SUBSEQUENT EVENT

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million two-year promissory note and (iii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Credit Facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and
(ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes due 2007 and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto as lenders, the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions will be accounted for as a distribution, in a manner similar to a pooling of interests since the entities were under common control. Therefore, future Foamex L.P. financial statements will exclude the operations of General Felt. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     As of December 28, 1997 and December 29, 1996 and for the years then ended, General Felt's consolidated financial information included in Foamex L.P. was as follows:

                                                      1997              1996
Balance Sheet:
       Current assets                               $ 59,278          $ 92,201
       Total assets                                  110,766           177,681
       Current liabilities                            39,358            61,772
       Total liabilities                              46,445            80,662
       Equity                                         64,321            97,019

Statement of Operations:
       Net sales                                    $286,261          $302,648
       Income from continuing operations               6,102            18,465
       Net income (loss)                               6,102           (27,261)

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

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

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

     During 1996, General Felt sold Perfect Fit Industries, Inc. ("Perfect Fit") which comprised the home comfort products segment of General Felt. The consolidated financial statements of General Felt have been restated for discontinued operations and includes a net loss of $42.3 million, which includes the loss on disposal and a net loss of $1.8 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period.

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

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. (See Notes 4, 9, 10, 11 and 14 and Cost in Excess of Net Assets Acquired below).

     Revenue Recognition

     Revenue from sales is recognized when products are shipped at which time title passes to the customer.

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

     Income Taxes

     Income taxes are accounted for under the asset and liability method in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

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

Foamex L.P. contributed Perfect Fit's intercompany notes receivable and accrued interest thereon with Foamex L.P. toGeneral Felt. Actual transaction expenses related to the sale totaled approximately $1.5 million. General Felt recorded a net loss for discontinued operations of approximately $42.3 million, which includes the loss on disposal and a net loss of $1.8 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period.

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

     Generally, the 1996 and 1995 restructuring plans have been implemented as originally contemplated. The following table sets forth the components of General Felt's restructuring and other charges:

                                                         Asset     Plant Closure  Personnel
                                            Total      Writedowns   and Leases    Reductions     Other
                                                                    (millions)
1995 restructuring charge                  $  14.2       $  8.5       $  3.8       $  0.8       $  1.1
Asset write-off/writedowns                   (11.3)        (9.9)        (0.3)          --         (1.1)
                                           -------       ------       ------       ------       ------
Balances at December 31, 1995                  2.9         (1.4)         3.5          0.8           --

Cash spending                                 (1.0)          --         (0.5)        (0.5)          --
1996 restructuring charge                      5.8          1.6          3.9          0.3           --
Restructuring credits                        (11.3)        (8.4)        (2.7)        (0.2)          --
Asset adjustments for restructuring
   credits                                     8.2          8.2           --           --           --
                                           -------       ------       ------       ------       ------
Balances at December 29, 1996                  4.6           --          4.2          0.4           --

Cash spending                                 (0.3)         0.1         (0.1)        (0.3)          --
1997 restructuring credit                     (1.0)        (0.1)        (0.9)          --           --
                                           -------       ------       ------       ------       ------

Balances at December 28, 1997              $   3.3       $   --       $  3.2       $  0.1       $   --
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

6.   INVENTORIES

     Inventories consist of:

                                         December 28, 1997     December 29, 1996
                                                      (thousands)
       Raw material and supplies              $ 5,416               $12,795
       Work in process                            214                 1,120
       Finished goods                           2,575                11,399
                                              -------               -------
         Total                                 $8,205               $25,314
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

8.   LONG-TERM DEBT - RELATED PARTY

     General Felt has two revolving promissory notes with Foamex L.P. to borrow up to a maximum of $64.0 million. During 1997 and 1996, General Felt used approximately $12.1 million and $22.5 million, respectively, of the net proceeds from the sale of Perfect Fit to reduce these promissory notes with Foamex L.P. The notes are due on demand, however, the remaining net proceeds of $12.1 million from the sale of Perfect Fit was used to paydown the notes with Foamex L.P. during 1997 and was classified as a current liability as of December 29, 1996. Interest is payable quarterly at 8.5% as of December 28, 1997. General Felt's cash receipts reduce the outstanding balance and the cash requirements increase the outstanding balance on a daily basis. On February 27, 1998, Foamex L.P. contributed the outstanding loan balance of $1.0 million to General Felt. (See Note 16).

                 GENERAL FELT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   LONG-TERM DEBT - RELATED PARTY (continued)

     Term and Revolving Loans

     Foamex L.P. and General Felt had a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provide for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which was to expire in June 1999. In 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility. During 1997 and 1996, Foamex L.P. and General Felt used $3.8 million and $12.0 million, respectively, of net proceeds from the Perfect Fit sale to repay term loan borrowings. The term loan was repaid in connection with the Refinancing Plan.

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

                                                                     Common Stock                   Paid-In            Retained
                                                              Shares             Amount             Capital            Earnings
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

     Revenue Recognition

     Revenue from sales is recognized when products are shipped at which time title passes to the customer.

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

     Income Taxes

     Income taxes are accounted for under the asset and liability method in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

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
                                             ======            ======            ======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                                              Period from
                                                      Year Ended        Year Ended        April 13, 1995 to
                                                     December 28,       December 29,         December 31,
                                                          1997              1996                 1995
                                                                        (thousands)
       Statutory income taxes                            $1,261            $1,156                $  410
       State income taxes, net of federal                   169                76                    59
       Other                                               (100)                -                     -
                                                        -------         ---------             ---------
         Provision for income taxes                      $1,330            $1,232                $  469
                                                         ======            ======                ======

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

       1998                                           $   328
       1999                                               318
       2000                                               318
       2001                                               318
       2002                                               318
       Thereafter                                         732
                                                      -------
         Total minimum lease payments                 $ 2,332
                                                      =======

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

                                                                     Schedule II
                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at        Charged to       Charged to                            Balance at
                                            Beginning of       Costs and          other                                 End of
                                               Period          Expenses        Accounts(1)          Deductions          Period

YEAR ENDED DECEMBER 28, 1997
Allowance for Uncollectible Accounts          $  3,060        $     2,295        $  2,898         $       1,409        $  6,844
                                              ========        ===========        ========         =============        ========

Reserve for Discounts                         $  3,268        $        --        $ 10,182         $      12,212        $  1,238
                                              ========        ===========        ========         =============        ========

Deferred Tax Asset Valuation Allowance        $ 15,988        $    (5,028)       $ (1,863) (3)    $          --        $  9,097
                                              ========        ===========        ========         =============        ========


YEAR ENDED DECEMBER 29, 1996
Allowance for Uncollectible Accounts          $  4,839        $       704        $    292         $       2,775        $  3,060
                                              ========        ===========        ========         =============        ========

Reserve for Discounts                         $  4,299        $        --        $ 12,190         $      13,221        $  3,268
                                              ========        ===========        ========         =============        ========

Deferred Tax Asset Valuation Allowance        $ 13,473        $     9,370        $ (6,855) (3)    $          --        $ 15,988
                                              ========        ===========        ========         =============        ========


YEAR ENDED DECEMBER 31, 1995(2)
Allowance for Uncollectible Accounts          $  2,324        $     4,627        $    324         $       2,436        $  4,839
                                              ========        ===========        ========         =============        ========

Reserve for Discounts                         $  1,382        $        --        $ 15,056         $      12,139        $  4,299
                                              ========        ===========        ========         =============        ========

Deferred Tax Asset Valuation Allowance        $ 12,432        $     4,929        $ (3,888) (3)    $          --        $ 13,473
                                              ========        ===========        ========         =============        ========


(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Fiscal years 1995 and 1994 were restated for discontinued operations.

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.