Form 10-Q
period 1998-03-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1998-05-18
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES X NO __

Foamex Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 15, 1998 was 1,000.

                                  Page 1 of 26
                          Exhibit List on Page 20 of 26

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                           Page
Part I.  Financial Information:

          Item 1. Financial Statements

           Foamex L.P.

           Condensed Consolidated  Statements of Operations - Thirteen
              Week Periods Ended March 29, 1998 and March 30, 1997           3

           Condensed Consolidated  Balance Sheets as of March 29, 1998
              and December 28, 1997                                          4

           Condensed Consolidated  Statements of Cash Flows - Thirteen
              Week Periods Ended March 29, 1998 and March 30, 1997           5

           Notes to Condensed Consolidated Financial Statements              6

           Foamex Capital Corporation

           Balance Sheets as of March 29, 1998 and  December  28, 1997      14

           Notes to Balance Sheets                                          15

          Item 2.  Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                           16

Part II. Other Information                                                  20

         Exhibit List                                                       20

         Signatures                                                         26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                13 Week Periods Ended
                                              March 29,       March 30,
                                                1998            1997
                                             ---------      ---------
                                                    (thousands)
NET SALE                                      $284,545       $194,134

COST OF GOODS SOLD                             240,982        157,293
                                             ---------      ---------

GROSS PROFIT                                    43,563         36,841

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                      17,766         11,123
                                             ---------      ---------

INCOME FROM OPERATIONS                          25,797         25,718

INTEREST AND DEBT ISSUANCE EXPENSE              17,675         10,666

OTHER INCOME (EXPENSE), NET                       (274)           821
                                             ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES         7,848         15,873

PROVISION FOR INCOME TAXES                         725            368
                                             ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                 7,123         15,505

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                       (3,123)          (679)
                                             ---------      ---------

NET INCOME                                      $4,000        $14,826
                                             =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                          March 29,             December 28,
ASSETS                                                                        1998                  1997
                                                                          ------------          -----------
CURRENT ASSETS:                                                                       (thousands)
     Cash and cash equivalents                                            $    2,972              $    8,982
     Accounts receivable, net                                                150,687                 138,571
     Inventories                                                             112,532                 112,094
     Accounts receivable, related party                                       15,970                  12,823
     Other current assets                                                     45,803                  32,519
                                                                           ---------               ---------
        Total current assets                                                 327,964                 304,989

PROPERTY, PLANT AND EQUIPMENT, NET                                           206,383                 205,705

COST IN EXCESS OF ASSETS ACQUIRED, NET                                       183,925                 184,523

DEBT ISSUANCE COSTS, NET                                                      15,420                  18,889

OTHER ASSETS                                                                  24,806                  21,831
                                                                           ---------               ---------

TOTAL ASSETS                                                                $758,498                $735,937
                                                                            ========                ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                                                 $   5,882               $   6,598
     Current portion of long-term debt                                         4,009                  12,161
     Accounts payable                                                        115,044                 110,640
     Accounts payable - related parties                                        1,598                  11,662
     Accrued interest                                                          8,029                  10,655
     Other accrued liabilities                                                45,338                  47,119
                                                                           ---------               ---------
        Total current liabilities                                            179,900                 198,835

LONG-TERM DEBT                                                               677,582                 726,649

LONG-TERM DEBT - RELATED PARTY                                                34,000                  38,800

OTHER LIABILITIES                                                             30,984                  31,076

COMMITMENTS AND CONTINGENCIES                                                      -                       -

PARTNERS' EQUITY (DEFICIT):
     General partners                                                       (127,706)               (122,304)
     Limited partners                                                              -                       -
     Note receivable from partner                                            (18,608)                (16,118)
     Investment in General Felt                                                    -                (103,121)
     Other                                                                   (17,654)                (17,880)
                                                                           ---------               ---------
        Total partners' equity (deficit)                                    (163,968)               (259,423)
                                                                            --------                --------
TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                            $758,498                $735,937
                                                                            ========                ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      13 Week Periods Ended
                                                                    March 29,      March 30,
                                                                      1998          1997
                                                                   ---------      ---------
OPERATING ACTIVITIES:                                                      (thousands)
   Net income                                                         $4,000        $14,826
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                   7,588          3,908
       Amortization of debt issuance costs and debt discount             247            703
       Extraordinary loss on extinguishment of debt                    2,857            679
       Other operating activities                                      1,937            227
       Changes in operating assets and liabilities                   (46,164)         1,874
                                                                   ---------      ---------

          Net cash provided by (used for) operating activities       (29,535)        22,217
                                                                   ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                               (6,972)        (6,817)
   Acquisition, net of cash acquired                                  (3,321)            --
   Purchase of note from partner                                      (2,490)            --
   Deposit for defeasence of indebtedness                             (4,809)            --
   Decrease in restricted cash                                            --          5,239
   Other investing activities                                           (424)            --
                                                                   ---------      ---------

          Net cash used for investing activities                     (18,016)        (1,578)
                                                                   ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings              (716)           293
   Net proceeds from revolving loans                                  69,973             --
   Proceeds from long-term debt                                      129,000            500
   Repayment of long-term debt                                      (126,827)        (9,038)
   Repayment of long-term debt - related party                        (4,800)            --
   Debt issuance costs                                                (1,149)            --
   Distributions to partners                                         (20,000)          (124)
   Transfer of General Felt common stock                              (3,898)            --
   Other financing activities                                            (42)          (410)
                                                                   ---------      ---------

          Net cash provided by (used for) financing activities        41,541         (8,779)
                                                                   ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               (6,010)        11,860

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                              8,982         20,632
                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $2,972        $32,492
                                                                   =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Foamex L.P.'s condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date after being restated for the transfer of General Felt Industries, Inc. ("General Felt") common stock (see Note 2). The condensed consolidated balance sheet as of March 29, 1998 and the condensed consolidated statements of operations for the thirteen week periods ended March 29, 1998 and March 30, 1997 and the condensed consolidated statements of cash flows for the thirteen week periods ended March 29, 1998 and March 30, 1997 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In addition, the condensed consolidated statement of operations and statement of cash flows for the thirteen week period ended March 30, 1997 has been restated for the transfer of General Felt common stock (see Note 2). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

       On  December  23,  1997,  Foamex L.P.  acquired  Crain  Industries,  Inc.
("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. (See Note 3).

       Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s 1997 consolidated financial statements and notes thereto as set forth in Foamex L.P.'s Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997.

2.     TRANSFER OF GENERAL FELT INDUSTRIES, INC.

On February 27, 1998, Foamex International Inc. ("Foamex International), Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement (see Note 7), (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility, (the "Credit Facility") (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt, and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and
(ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet
Cushion, Inc. ("Foamex Carpet"), a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, Inc. ("Foamex Fibers") a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and Crain, both wholly-owned subsidiaries of Foamex International and general partners of

Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

       These transactions have been reflected as a transfer and accounted for in a manner similar to a pooling of interests since the entities are under common control. Accordingly, prior periods have been restated to exclude the consolidated operations of General Felt and partners' equity (deficit) was charged to reflect the net effect of these transactions. The consolidated balance sheet as of December 28, 1997 has been restated to exclude the consolidated assets and liabilities of General Felt and reflect Foamex L.P.'s investment in General Felt of approximately $103.1 million as a reduction of partners' equity (deficit). Upon consummation of these transactions, Foamex L.P. recorded an increase in partners' equity (deficit) of approximately $113.2 million associated with the assumption of indebtedness by Trace Foam LLC, related expenses and fees and other matters. In addition, Foamex L.P. recorded the $20.0 million distribution to Foamex International as discussed above.

       In connection with these transactions, the consolidated balance sheet as of December 28, 1997 and the consolidated statement of operations for the thirteen week period ended March 30, 1997 have been restated as follows:

                                                                       As previously     General          As
                                                                          Reported          Felt       Restated
       Balance Sheet:
         Current assets                                                   $352,217      $(47,228)      $304,989
         Total assets                                                      834,068       (98,131)       735,937
         Current liabilities                                               226,143       (27,308)       198,835
         Total liabilities                                                 990,370        (4,990)       995,360
         Equity                                                           (156,302)     (103,121)      (259,423)

       Statement of Operations:
         Net sales                                                        $229,120      $(34,986)      $194,134
         Income before extraordinary loss                                   16,216          (711)        15,505
         Net income (loss)                                                  15,537          (711)        14,826

3.     CRAIN ACQUISITION

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

       The Crain Acquisition was accounted for as a purchase and the operations of Crain are included in the consolidated statements of operations and cash flows from its respective date of acquisition. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of the period presented.

                                                      1997
                                                  (thousands)
       Net sales                                    $271,782
                                                    ========
       Income before extraordinary loss             $ 12,072
                                                    ========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

4.     INVENTORIES

       Inventories consist of:

                                                                         March 29,          December 28,
                                                                           1998                 1997
                                                                       ------------         -----------
                                                                                  (thousands)
       Raw materials and supplies                                        $ 70,099               $ 70,071
       Work-in-process                                                     16,561                 15,406
       Finished goods                                                      25,872                 26,617
                                                                        ---------              ---------
           Total                                                         $112,532               $112,094
                                                                         ========               ========

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                         March 29,          December 28,
                                                                           1998                 1997
       Credit Facility:                                                           (thousands)
         Term Loan A                                                    $       -              $  76,700
         Term Loan B                                                       83,553                109,725
         Term Loan C                                                       75,958                 99,750
         Term Loan D                                                      110,000                110,000
         Revolving credit facility                                        124,901                 54,928
       9 7/8% Senior subordinated notes due 2007                          150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $13,272 and $13,720 of unamortized debt premiums)                111,272                111,720
       9 1/2% Senior secured notes due 2000                                 4,523                  4,523
       Industrial revenue bonds                                             7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $804 and $886)                                    6,211                  6,129
       Other                                                                8,173                  8,335
                                                                         --------               --------
                                                                          681,591                738,810

       Less current portion                                                 4,009                 12,161
                                                                         --------               --------

       Long-term debt-unrelated parties                                  $677,582               $726,649
                                                                         ========               ========

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

                                                                         March 29,          December 28,
                                                                           1998                 1997
                                                                       ------------         -----------
                                                                                  (thousands)
       Long-term debt-related party consists of:

       Foamex/GFI Note                                                  $  34,000              $  38,800
                                                                        =========              =========


       Refinancing Associated with Transfer of General Felt Common Stock

       In  connection  with the  transfer of General Felt common stock (see Note
2), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Trace Foam LLC (as discussed in Note 2) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to redeem the Senior Secured Notes in June 1998, (iii) repay $4.8 million on the Foamex/GFI Note, (iv) fund the $20.0 million distribution to Foamex International and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note.

       Foamex/GFI Note

       In connection with the transfer of General Felt's common stock, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt. The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

       Principal Payments

       Principal payments on Foamex L.P.'s long-term debt for the remainder of 1998 and for the next five years are as follows: 1998 - $3.9 million; 1999 - $7.3 million; 2000 - $11.5 million; 2001 - $6.9 million; 2002 - $2.9 million;
and thereafter - $636.6 million.

6.    EARLY EXTINGUISHMENT OF DEBT

       In connection with the General Felt transaction, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $3.1 million. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, Foamex L.P. used approximately $8.4 million of restricted cash to repurchase outstanding indebtedness of approximately $8.0 million, which resulted in an extraordinary loss of approximately $0.7 million.

7.      RELATED PARTY TRANSACTIONS

       During the thirteen week periods ended March 29, 1998 and March 30, 1997, Foamex L.P. sold approximately $29.2 million and $35.0 million of carpet cushion to Foamex Carpet pursuant to a Supply Agreement between Foamex L.P. and Foamex Carpet.

       In connection with the General Felt transaction (see Note 2), Foamex L.P. and Foamex Carpet entered into a Management Services Agreement whereby Foamex L.P. will provide certain administrative functions on behalf of Foamex Carpet at a cost basis. During the thirteen week period ended March 29, 1998, Foamex L.P. received $0.1 million for services provided to Foamex Carpet.

       During the thirteen week period ended March 29, 1998, Foamex L.P. paid approximately $0.5 million to Foamex Carpet for interest expense on a $38.8 million principal note due to Foamex Carpet. This note was subsequently replaced by the Foamex/GFI Note, which was retained by Trace Foam LLC in connection with the transfer of General Felt (see Note 2).

       On December 28, 1997, Foamex L.P. entered into a promissory note with a principal amount of approximately $2.5 million. The note bears interest at a rate per annum equal to LIBOR plus 2 3/8%. The note and interest are due on demand, or if no demand is made, then on December 31, 2001.

       During the thirteen week period ended March 29, 1998, Foamex L.P. paid approximately $0.2 million to Trace Foam LLC for interest on the $34.0 million Foamex/GFI Note (see Note 2).

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

       Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended March 29, 1998 and March 30, 1997, Foamex L.P. purchased approximately $15.0 million and $11.6 million, respectively, of raw materials under the Supply Agreement. Effective March 31, 1998, Foamex L.P. has discontinued utilizing the Supply Agreement to purchase its raw materials.

       Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.2 million and $0.4 million during the thirteen week periods ended March 29, 1998 and March 30, 1997, respectively.

       On December 26, 1997, Foamex L.P. entered into a $2.5 million promissory note with Foamex International. The note bears interest at the rate of LIBOR plus 2 3/8%. The note and interest are payable on demand, or if no demand is made, then on December 31, 2001.

       On December 11, 1996, Foamex L.P. entered into a Tax Distribution Advance Agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. As of March 29, 1998, there were $13.6 million of advances to Foamex International under this agreement.

8.     ENVIRONMENTAL MATTERS

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of March 29, 1998, Foamex L.P. has environmental accruals of approximately $3.9 million for environmental matters. In addition, as of March 29, 1998 Foamex L.P. has net receivables of approximately $0.6 million relating to indemnification for environmental liabilities. Foamex L.P. believes that realization of the receivables established for indemnification is probable.

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

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of March 29, 1998, Foamex L.P. has environmental accruals of approximately $3.4 million for the remaining potential remediation costs for these facilities based on estimates.

       Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. Foamex L.P. has two USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. Foamex L.P. has accrued $0.1 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability because of Foamex L.P.'s monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

       Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to twelve sites, with an estimated total liability to Foamex L.P. for the twelve sites of less than approximately $0.4 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

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

9.     LITIGATION

       As of May 15, 1998, Foamex L.P. and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)

                                                                            March 29,            December 28,
                                                                              1998                   1997
                                                                            -------                -------
ASSETS                                                                                   (thousands)
CASH                                                                         $    1                 $    1
                                                                             ======                 ======

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                               $     -                $     -
                                                                            -------                -------

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding                              -                      -
     Additional paid-in capital                                                   1                      1
                                                                             ------                 ------

        TOTAL STOCKHOLDER'S EQUITY                                           $    1                 $    1
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Foamex L.P. operates primarily in the flexible polyurethane and advanced polymer foam products industry. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page five of Foamex L.P.'s 1997 Annual Report on Form 10-K/A.

       During 1997, Foamex L.P.'s products were utilized primarily in five end-markets; (i) carpet cushion and other carpet products, (ii) cushioning foams, including bedding products, (iii) furniture products for furniture manufacturers and distributors, (iv) automotive applications, including trim and accessories, and (v) specialty and technical applications, including those for filtration, gasketing and sealing. As a result of the Crain Acquisition, Foamex L.P. has added a sixth end market: consumer products.

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

       On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the Foamex L.P. Credit Facility and (iii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto as lenders, the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

transactions will be accounted for as a transfer and future Foamex L.P. financial statements will exclude the operations of General Felt. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

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

       On October 6, 1997, Foamex L.P. sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia ("Dalton"). Dalton's revenues were $10.7 million for the thirteen week period ended March 30, 1997.

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

13 Week Period Ended March 29, 1998 Compared to 13 Week Period Ended March 30, 1997

Results of Operations

       Net sales for the first quarter of 1998 were $313.8 million as compared to $229.1 million in the first quarter of 1997, an increase of $84.7 million or 37.0%. Carpet cushion products net sales for the first quarter of 1998 increased 3.8% to $70.5 million from $67.9 million in the first quarter of 1997. Carpet cushion is exclusively sold to Foamex Carpet. Cushioning products net sales for the first quarter of 1998 increased 86.3% to $97.8 million from $52.5 million in the first quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Furniture products net sales for the first quarter of 1998 increased 36.8% to $43.1 million as compared to net sales of $31.5 million for the first quarter of 1997 primarily due to net sales from the Crain operations. Automotive products net sales for the first quarter of 1998 increased 10.0% to $65.7 million from $59.7 million in the first quarter of 1997 primarily due to increased volume. Technical products net sales for the first quarter of 1998 increased 20.6% to $21.1 million from $17.5 million in the first quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products. Consumer products net sales for the first quarter of 1998 was $156.9 million. The consumer products category was acquired in the December 1997 Crain Acquisition.

       Gross profit as a percentage of net sales decreased to 15.3% for the first quarter of 1998 from 19.0% in the first quarter of 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins versus Foamex L.P.'s historical gross profit margins. Also, the gross profit was lower in the first quarter of 1998 since Foamex L.P. carried the full start-up costs related to both organizations.

       Income from operations was $25.8 million for the first quarter of 1998 compared to $25.7 million in the first quarter of 1997 primarily due the Crain Acquisition (discussed above) offset by an increase in selling, general and administrative expenses primarily due to the Crain Acquisition.

       Income before extraordinary loss decreased to $17.1 million for the first quarter of 1998 as compared to $15.5 million for the first quarter of 1997. The decrease is primarily due increased interest and debt issuance costs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and the discussion above. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt of approximately $3.1 million during the first quarter of 1998 primarily relates to the write-off of debt issuance costs associated with the GFI Transaction.

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

       Cash and cash equivalents decreased $6.0 million during 1998 to $3.0 million at March 29, 1998 from $9.0 million at December 28, 1997 primarily due to a decrease in cash operating results and used by the operating assets and liabilities. Working capital increased $41.9 million during 1998 to $148.1 million at March 29, 1998 from $106.2 million at December 28, 1997 primarily due changes in net operating assets. Net operating assets and liabilities (comprised of accounts receivable, inventories, accounts payable and accounts payable from affiliates) increased $21.3 million during 1998 to $162.5 million at March 29, 1998 from $141.2 million at December 28, 1997 primarily due to increases in accounts receivable.

       As of March 29, 1998, there were $124.9 million of revolving credit borrowings under the Credit Facility with unused availability of approximately $25.6 million which includes approximately $49.5 million associated with letters of credit outstanding which are supported by the Credit Facility. Borrowings by Foamex Canada as of March 29, 1998 were $5.1 million under Foamex Canada's revolving credit agreement with unused availability of approximately $0.9 million.

       Interest Rate Swaps

       Foamex L.P. enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. does not hold or issue financial instruments for trading purposes.

       On January 8, 1998, Foamex L.P. entered into an amended interest rate swap agreement which provides for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. Under this agreement, Foamex L.P. is obligated to make fixed payments of 5.78% per annum through December 1998 and variable payments based on LIBOR at the beginning of each six month period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The newly amended interest rate swap agreement can be terminated by the swap partner at the end of each six month period commencing December 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Foamex L.P. is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of interest rate swaps was a favorable adjustment to interest and debt issuance expense of $0.3 million, $0.9 million for the thirteen week period ended March 29, 1998 and March 30, 1997, respectively.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of March 29, 1998 was $3.9 million. In addition, as of March 29, 1998 Foamex L.P. has net receivables of $0.6 million for indemnification of environmental liabilities from former owners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

       There was no significant impact on Foamex L.P.'s operations as a result of inflation during the periods presented. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997.

         The information from Notes 6 and 7 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of March 29, 1998 (unaudited) is incorporated herein by reference.

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

10.5.1(k) - Asset Transfer  Agreement,  dated as of October 2, 1990, between RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.5.2(k) - First  Amendment,  dated as of December 19,  1991,  to the RFC Asset
          Transfer Agreement.
10.5.3(k) -  Schedule  5.03 to the  RFC  Asset  Transfer  Agreement  (the  "5.03
          Protocol").
10.5.4(h) - The 5.03  Protocol  Assumption  Agreement,  dated as of October  13,
          1992, between RFC and Foamex L.P.
10.5.5(h) - Letter Agreement  between Trace Holdings and Recticel  regarding the
          Recticel Guaranty, dated as of July 22, 1992.
10.6(l) - Supply Agreement, dated June 28, 1994, between Foamex L.P. and Foamex International.
10.7.1(l) - First  Amended  and  Restated  Tax  Sharing  Agreement,  dated as of
          December 14, 1993, among Foamex, Trace Foam, FMXI and Foamex L.P. 10.7.2(d) - First Amendment to Amended and Restated Tax Sharing Agreement of
          Foamex, dated as of June 12, 1997, by and among Foamex, Foamex L.P., FMXI, Inc. and Trace Foam.
10.7.3(w) - Second  Amendment to Amended and  Restated Tax Sharing  Agreement of
          Foamex L.P., dated as of December 23, 1997, by and among Foamex L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y) - Third  Amendment to Amended and  Restated  Tax Sharing  Agreement of
          Foamex L.P., dated as of February 27, 1998, by and between Foamex L.P., Foamex International and FMXI.
10.8.1(m) - Tax Distribution  Advance Agreement,  dated as of December 11, 1996, by and between Foamex and Foamex-JPS Automotive.
10.8.2(d) - Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as of
          June 12, 1997, by and between Foamex L.P. and Foamex.
10.9.1(h) - Trace Foam Management Agreement between Foamex and Trace Foam, dated as of October 13, 1992.
10.9.2(l) - Affirmation Agreement re: Management Agreement, dated as of December
          14, 1993, between Foamex and Trace Foam.
10.9.3(d) - First Amendment to Management Agreement,  dated as of June 12, 1997, by and between Foamex and Trace Foam.
10.10.1(k) - Salaried Incentive Plan of Foamex and Subsidiaries.
10.10.2(k) - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k) - Equity Growth Participation Program.
10.10.4(e)(o) - Foamex L.P.  Salaried  Retirement  Plan  (formerly  known as the
          Foamex L.P. Products, Inc. Salaried Employee Retirement Plan), as amended, effective July 1, 1994.
10.10.5(u) - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.6(a) - Foamex L.P.'s 1993 Stock Option Plan.
10.10.7(a) - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)- Employment  Agreement,  dated as of February 1, 1994, by and between
          Foamex L.P. and William H. Bundy.
10.12(a) - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.13(a) - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.14(o) - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de
10.15.1(r)- Asset Purchase Agreement,  dated as of August 29, 1997, by and among
          General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group. 10.15.2(s)- Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.16.1(x)- Supply  Agreement,  dated as of February  27,  1998,  by and between
          Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(x)- Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).

27        - Financial Data Schedule for the period ended March 29, 1998.
----------------------------

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



                                   FOAMEX L.P.

                                   By:  FMXI, INC.
                                   General Partner


Date:  May 12, 1998                By: /s/ Kenneth R. Fuette
                                       Kenneth R. Fuette
                                       Executive Vice President and
                                       Chief Financial Officer




                                   FOAMEX CAPITAL CORPORATION



Date:  May 12, 1998                By: /s/ Kenneth R. Fuette
                                       Kenneth R. Fuette
                                       Vice President, Treasurer and
                                       Chief Financial Officer