Form 10-Q/A
period 1998-03-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1998-06-15
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES X NO

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 15, 1998 was 1,000.

                                  Page 1 of 28
                          Exhibit List on Page 22 of 28

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                            Page
Part I.  Financial Information:

          Item 1. Financial Statements

           Foamex L.P.

           Condensed Consolidated Statements of Operations - Thirteen
             Week Periods Ended March 29, 1998 and March 30, 1997              3

           Condensed Consolidated Balance Sheets as of March 29, 1998
             and December 28, 1997                                             4

           Condensed Consolidated Statements of Cash Flows - Thirteen
             Week Periods Ended March 29, 1998 and March 30, 1997              5

           Notes to Condensed Consolidated Financial Statements                6

           Foamex Capital Corporation


           Balance Sheets as of March 29, 1998 and December 28, 1997          14

           Notes to Balance Sheets                                            15

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         17

Part II. Other Information                                                    22

         Exhibit List                                                         22

         Signatures                                                           28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                      13 Week Periods Ended
                                                  March 29,           March 30,
                                                    1998                 1997
                                                           (thousands)
NET SALES                                         $ 284,545           $ 194,134

COST OF GOODS SOLD                                  240,982             157,293
                                                  ---------           ---------

GROSS PROFIT                                         43,563              36,841

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           17,766              11,123
                                                  ---------           ---------

INCOME FROM OPERATIONS                               25,797              25,718

INTEREST AND DEBT ISSUANCE EXPENSE                   17,675              10,666

OTHER INCOME (EXPENSE), NET                            (274)                821
                                                  ---------           ---------

INCOME BEFORE PROVISION FOR INCOME TAXES              7,848              15,873

PROVISION FOR INCOME TAXES                              725                 368
                                                  ---------           ---------

INCOME BEFORE EXTRAORDINARY LOSS                      7,123              15,505

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                            (3,123)               (679)
                                                  ---------           ---------

NET INCOME                                        $   4,000           $  14,826
                                                  =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                           March 29,         December 28,
ASSETS                                                       1998                1997
CURRENT ASSETS:                                                    (thousands)
     Cash and cash equivalents                            $   2,972           $   8,982
     Accounts receivable, net                               150,687             138,571
     Inventories                                            112,532             112,094
     Accounts receivable, related party                      15,970              12,823
     Other current assets                                    45,803              32,519
                                                          ---------           ---------
        Total current assets                                327,964             304,989

PROPERTY, PLANT AND EQUIPMENT, NET                          206,383             205,705

COST IN EXCESS OF ASSETS ACQUIRED, NET                      183,925             184,523

DEBT ISSUANCE COSTS, NET                                     15,420              18,889

OTHER ASSETS                                                 24,806              21,831
                                                          ---------           ---------

TOTAL ASSETS                                              $ 758,498           $ 735,937
                                                          =========           =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                                $   5,882           $   6,598
     Current portion of long-term debt                        4,009              12,161
     Accounts payable                                       115,044             110,640
     Accounts payable - related parties                       1,598              11,662
     Accrued interest                                         8,029              10,655
     Other accrued liabilities                               45,338              47,119
                                                          ---------           ---------
        Total current liabilities                           179,900             198,835

LONG-TERM DEBT                                              677,582             726,649

LONG-TERM DEBT - RELATED PARTY                               34,000              38,800

OTHER LIABILITIES                                            30,984              31,076
                                                          ---------           ---------

        Total liabilities                                   922,466             995,360
                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES                                    --                  --
                                                          ---------           ---------

PARTNERS' EQUITY (DEFICIT):
     General partners                                      (127,706)           (122,304)
     Limited partners                                            --                  --
     Note receivable from partner                           (18,608)            (16,118)
     Investment in General Felt                                  --            (103,121)
     Accumulated other comprehensive income                  (7,859)             (8,086)
     Other                                                   (9,795)             (9,794)
                                                          ---------           ---------
        Total partners' equity (deficit)                   (163,968)           (259,423)
                                                          ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)          $ 758,498           $ 735,937
                                                          =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                             13 Week Periods Ended
                                                                                           March 29,          March 30,
                                                                                             1998               1997
OPERATING ACTIVITIES:                                                                             (thousands)
   Net income                                                                             $   4,000           $  14,826
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                          7,588               3,908
       Amortization of debt issuance costs, debt discount and
          debt premium                                                                          247                 703
       Extraordinary loss on extinguishment of debt                                           2,857                 679
       Other operating activities                                                             1,937                 227
       Changes in operating assets and liabilities                                          (46,164)              1,874
                                                                                          ---------           ---------

          Net cash provided by (used for) operating activities                              (29,535)             22,217
                                                                                          ---------           ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                                      (6,972)             (6,817)
   Acquisition, net of cash acquired                                                         (3,321)                 --
   Purchase of note from partner                                                             (2,490)                 --
   Deposit for defeasence of indebtedness                                                    (4,809)                 --
   Proceeds from (payments for) note receivable - related party                                (424)              5,239
                                                                                          ---------           ---------

          Net cash used for investing activities                                            (18,016)             (1,578)
                                                                                          ---------           ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings                                     (716)                293
   Net proceeds from revolving loans                                                         69,973                  --
   Proceeds from long-term debt                                                             129,000                 500
   Repayment of long-term debt                                                             (126,827)             (9,038)
   Repayment of long-term debt - related party                                               (4,800)                 --
   Debt issuance costs                                                                       (1,149)                 --
   Distributions to partners                                                                (20,000)               (124)
   Transfer of General Felt common stock                                                     (3,898)                 --
   Other financing activities                                                                   (42)               (410)
                                                                                          ---------           ---------

          Net cash provided by (used for) financing activities                               41,541              (8,779)
                                                                                          ---------           ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                                      (6,010)             11,860

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                     8,982              20,632
                                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                       $   2,972           $  32,492
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Foamex L.P.'s condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date after being restated for the transfer of General Felt Industries, Inc.'s ("General Felt") common stock (see Note 2). The condensed consolidated balance sheet as of March 29, 1998 and the condensed consolidated statements of operations for the thirteen week periods ended March 29, 1998 and March 30, 1997 and the condensed consolidated statements of cash flows for the thirteen week periods ended March 29, 1998 and March 30, 1997 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In addition, the condensed consolidated statement of operations and statement of cash flows for the thirteen week period ended March 30, 1997 have been restated for the transfer of General Felt common stock (see Note 2). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

     On December 23, 1997, Foamex International Inc. ("Foamex International") acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million), Foamex International then contributed the assets of Crain subject to all of its liabilities and indebtedness to Foamex L.P. (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. (See Note 3).

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

2.   TRANSFER OF GENERAL FELT INDUSTRIES, INC.

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex
International's corporate structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement (see Note 7), (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility, (the "Credit Facility"), (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt, and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and
(ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet
Cushion, Inc. ("Foamex Carpet"), a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, Inc. ("Foamex Fibers"), a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   TRANSFER OF GENERAL FELT INDUSTRIES, INC. (continued)

surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     These transactions have been reflected as a reorganization of companies under common control. Accordingly, prior periods have been restated to exclude the consolidated operations of General Felt and partners' equity (deficit) was charged to reflect the net effect of these transactions. The consolidated balance sheet as of December 28, 1997 has been restated to exclude the consolidated assets and liabilities of General Felt and reflect Foamex L.P.'s investment in General Felt of approximately $103.1 million as a reduction of partners' equity (deficit). Upon consummation of these transactions, Foamex L.P. recorded an increase in partners' equity (deficit) of approximately $113.2 million associated with the assumption of indebtedness by Trace Foam LLC, related expenses and fees and other matters. In addition, Foamex L.P. recorded the $20.0 million distribution to Foamex International as discussed above.

     In connection with these transactions, the consolidated balance sheet as of December 28, 1997 and the consolidated statement of operations for the thirteen week period ended March 30, 1997 have been restated as follows:

                                               As previously          General               As
                                                  Reported              Felt             Restated
       Balance Sheet:
       Current assets                            $ 352,217           $ (47,228)          $ 304,989
       Total assets                                834,068             (98,131)            735,937
       Current liabilities                         226,143             (27,308)            198,835
       Total liabilities                           990,370               4,990             995,360
       Equity                                     (156,302)           (103,121)           (259,423)

     Statement of Operations:
       Net sales                                 $ 229,120           $ (34,986)          $ 194,134
       Income before extraordinary loss             16,216                (711)             15,505
       Net income (loss)                            15,537                (711)             14,826

3.   CRAIN ACQUISITION

     On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million), Foamex International then contributed the assets of Crain, subject to all its liabilities and indebtedness to Foamex L.P. Fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   CRAIN ACQUISITION (continued)

                                          13 Week Period Ended
                                              March 30, 1997
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

4.     INVENTORIES

       Inventories consist of:

                                         March 29,         December 28,
                                           1998               1997
                                                 (thousands)
     Raw materials and supplies          $ 70,099          $ 72,071
     Work-in-process                       16,561            15,406
     Finished goods                        25,872            24,617
                                         --------          --------
         Total                           $112,532          $112,094
                                         ========          ========

5.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                   March 29,        December 28,
                                                                     1998               1997
       Credit Facility:                                                    (thousands)
       Term Loan A                                                 $     --          $ 76,700
       Term Loan B                                                   83,553           109,725
       Term Loan C                                                   75,958            99,750
       Term Loan D                                                  110,000           110,000
       Revolving credit facility                                    124,901            54,928
     9 7/8% Senior subordinated notes due 2007                      150,000           150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $13,272 and $13,720 of unamortized debt premiums)            111,272           111,720
     9 1/2% Senior secured notes due 2000                             4,523             4,523
     Industrial revenue bonds                                         7,000             7,000
     Subordinated note payable (net of unamortized
       debt discount of $804 and $886)                                6,211             6,129
     Other                                                            8,173             8,335
                                                                   --------          --------
                                                                    681,591           738,810

     Less current portion                                             4,009            12,161
                                                                   --------          --------

     Long-term debt-unrelated parties                              $677,582          $726,649
                                                                   ========          ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

                                                     March 29,      December 28,
                                                       1998             1997
                                                            (thousands)
     Long-term debt-related party consists of:

     Foamex/GFI Note                                 $34,000          $38,800
                                                     =======          =======

     Refinancing Associated with Transfer of General Felt Common Stock

     In connection with the transfer of General Felt common stock (see Note 2), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Trace Foam LLC (as discussed in Note 2) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the Senior Secured Notes,
(iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million distribution to Foamex International and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note.

     Foamex/GFI Note

     In connection with the transfer of General Felt's common stock, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt. The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

     Principal Payments

     Principal payments on Foamex L.P.'s long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $3.9 million; 1999 - $7.3 million; 2000 - $45.5 million; 2001 -
$6.9 million; 2002 - $2.9 million; 2003 - $135.8 million and thereafter - $500.8 million.

6.   EARLY EXTINGUISHMENT OF DEBT

     In connection with the General Felt transaction, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $3.1 million. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

     During 1997, Foamex L.P. used approximately $8.4 million of proceeds from notes receivable - related party to repurchase outstanding indebtedness of approximately $8.0 million, which resulted in an extraordinary loss of approximately $0.7 million.

7.   RELATED PARTY TRANSACTIONS

     Effective February 27, 1998, Foamex L.P. entered into the Supply Agreement (see Note 2) (i) whereby General Felt may purchase from Foamex L.P. finished prime, rubber and rebond carpet cushion at the lessor of cost plus 4.7% or fair market value, (ii) Foamex L.P. may purchase from General Felt nonwoven textile fiber products at the lessor of cost plus 15% or fair market value, and (iii) either party may purchase from the other trim foam and other raw materials and supplies for the lessor of the price paid for such raw materials or fair market value. During the thirteen week period ended March 29, 1998, Foamex sold approximately $13.4 million

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   RELATED PARTY TRANSACTIONS (continued)

to General Felt under the Supply Agreement. Prior to February 27, 1998, Foamex L.P. has sales and purchases with General Felt based on an established intercompany transfer price which was adjusted to comply with the transfer pricing regulations of the Internal Revenue Code, as amended, if necessary. During the thirteen week period ended March 29, 1998 and March 30, 1997, Foamex L.P. sold approximately $18.1 million and $35.3 million, respectively, to General Felt and purchased from General Felt approximately $0.4 million and $0.4 million, respectively.

     In connection with the General Felt transaction (see Note 2), Foamex L.P. and Foamex Carpet entered into a Management Services Agreement whereby Foamex L.P. will provide certain administrative functions on behalf of Foamex Carpet at a cost basis. During the thirteen week period ended March 29, 1998, Foamex L.P. received $0.1 million for services provided to Foamex Carpet.

     During the thirteen week period ended March 29, 1998, Foamex L.P. incurred approximately $0.5 million of interest expense on a $38.8 million note due to General Felt. On February 27, 1998, Foamex L.P. repaid approximately $4.8 million of this note, and the balance was replaced by the Foamex/GFI Note. The Foamex/GFI Note was retained by Trace Foam LLC in connection with the transfer of General Felt. For the period from February 27, 1998 to March 29, 1999, Foamex L.P. incurred approximately $0.2 million of interest expense on the Foamex/GFI Note (see Note 2).

     Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen week periods ended March 29, 1998 and March 30, 1997, Foamex L.P. purchased approximately $15.0 million and $11.6 million, respectively, of raw materials under the Supply Agreement. Effective March 30, 1998, Foamex L.P. has discontinued utilizing the Supply Agreement to purchase its raw materials.

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

8.   ENVIRONMENTAL MATTERS

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During the thirteen week period ended March 29, 1998, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of March 29, 1998, Foamex L.P. has environmental accruals of approximately $3.8 million for environmental matters. In addition, as of March 29, 1998 Foamex L.P. has net receivables of
approximately  $0.6  million  relating  to  indemnification   for  environmental
liabilities. Foamex L.P. believes that realization of the receivables established for indemnification is probable.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   ENVIRONMENTAL MATTERS (continued)

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

     Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of March 29, 1998, Foamex L.P. has environmental accruals of approximately $3.3 million for the remaining potential remediation costs for these facilities based on estimates.

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

     Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to nine sites, with an estimated total liability to Foamex L.P. for the nine sites of less than approximately $0.5 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

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

     A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holdings proposal to acquire all of the shares of

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   LITIGATION (continued)

Foamex International's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

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

10.  COMPENSATION INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the thirteen week periods ended March 29, 1998 and March 30, 1997 is comprised of the following:

                                                 March 29,          March 30,
                                                   1998               1997
                                                         (thousands)
Net income                                       $  4,000          $ 14,826
Foreign current translation adjustments               227              (184)
                                                 --------          --------
Total comprehensive income                       $  4,227          $ 14,642
                                                 ========          ========

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)


                                                       March 29,    December 28,
                                                         1998          1997
ASSETS                                                     (thousands)

CASH                                                       $  1        $  1
                                                           ====        ====

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                              $ --        $ --
                                                           ----        ----

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding         --          --
     Additional paid-in capital                               1           1
                                                           ----        ----

        TOTAL STOCKHOLDER'S EQUITY                         $  1        $  1
                                                           ====        ====


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

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

     9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

     The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the June 1997 refinancing plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. Trace Holdings' proposed acquisition of Foamex International would not constitute such a change of control. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes and approximately $7.0 million subordinated promissory note.

     13 1/2% Senior Subordinated Notes due 2005 ("13 1/2% Senior Subordinated Notes")

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement on December 23, 1997 in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum payable semiannually on each February 15 and August 15, commencing February 15, 1998. The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. The 13 1/2% Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000, initially at 106.75% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004. Upon the occurrence of a change of control, as defined, each holder of the 13 1/2% Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the 13 1/2% Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. Trace Holdings' proposed acquisition of Foamex International would not constitute such a change of control. The 13 1/2% Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the Senior Subordinated Notes and an approximately $7.0 million of subordinated promissory note.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. operates in the flexible polyurethane and foam products industry. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page five of Foamex L.P.'s 1997 Annual Report on Form 10-K/A.

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

     On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex
International's corporate structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into the Supply Agreement and the Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and the Foamex/GFI Note supported by a $34.5 million letter of credit under the Credit Facility, (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, each of General Felt and Foamex Fibers ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement, pursuant to which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the Foamex/GFI Note. These transactions have been accounted for as a reorganization of companies under common control. Accordingly, Foamex L.P.'s consolidated financial statements have been restated to exclude the consolidated operations of General Felt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). Foamex International then contributed the assets of Crain subject to all of its liabilities and indebtedness to Foamex L.P. In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million.

     On April 27, 1998, Foamex L.P.'s facility in Orlando, Florida was damaged by a fire. Foamex L.P. is in the process of repairing the damages to the facility  and  supplying  local  customers  from  other  facilities.  Management believes that Foamex L.P. has adequate insurance coverage for business interruption and damages to the facility associated with the fire. After considering Foamex L.P.'s insurance coverage, Foamex L.P. does not believe that the fire will have a significant impact on Foamex L.P.'s financial position or operations; however, there can be no assurance that the fire will not have a significant impact on Foamex L.P.'s financial position or operations.

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

13 Week Period Ended March 29, 1998 Compared to 13 Week Period Ended March 30, 1997

Results of Operations

     Net sales for the first quarter of 1998 were $284.5 million as compared to $194.1 million in the first quarter of 1997, an increase of $90.4 million or 46.6%. Carpet cushion products net sales for the first quarter of 1998 increased 24.0% to $44.9 million from $36.2 million in the first quarter of 1997. Carpet cushion products are exclusively sold to Foamex Carpet. Cushioning products net sales for the first quarter of 1998 increased 86.3% to $97.8 million from $52.5 million in the first quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Furniture products net sales for the first quarter of 1998 increased 39.7% to $39.4 million as compared to net sales of $28.2 million for the first quarter of 1997 primarily due to net sales from the Crain operations. Automotive products net sales for the first quarter of 1998 increased 10.0% to $65.7 million from $59.7 million in the first quarter of 1997 primarily due to increased volume. Technical products net sales for the first quarter of 1998 increased 20.6% to $21.1 million from $17.5 million in the first quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products. Consumer products net sales for the first quarter of 1998 were $15.6 million. The consumer products category was acquired pursuant to the Crain Acquisition in December 1997.

     Gross profit as a percentage of net sales decreased to 15.3% for the first quarter of 1998 from 19.0% in the first quarter of 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex L.P.'s historical gross profit margins. Also, the gross profit was lower in the first quarter of 1998 since Foamex L.P. carried the full individual operating costs of both organizations.

     Income from operations was $25.8 million for the first quarter of 1998 compared to $25.7 million in the first quarter of 1997 primarily due to the Crain Acquisition (discussed above) offset by an increase in selling, general and administrative expenses primarily due to the Crain Acquisition.

     Income before extraordinary loss decreased to $7.1 million for the first quarter of 1998 as compared to $15.5 million for the first quarter of 1997. The decrease is primarily due to approximately $7.0 million increase in interest and debt issuance expense and $0.8 million of costs associated with the transfer of General Felt which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

     The extraordinary loss on early extinguishment of debt of approximately $3.1 million during the first quarter of 1998 primarily relates to the write-off of debt issuance costs associated with debt extinguished in connection with the transfer of General Felt.

Foamex Capital Corporation ("FCC")

     FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and has no other material operations.

Liquidity and Capital Resources

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of Foamex L.P. could be impaired if Foamex L.P. was to fail to comply with any of the covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of March 29, 1998 and expects to be in compliance with the covenants for the foreseeable future.

     Cash and cash equivalents decreased $6.0 million during 1998 to $3.0 million at March 29, 1998 from $9.0 million at December 28, 1997 primarily due to a decrease in operating cash results and an increase of cash used by the operating assets and liabilities. Working capital increased $41.9 million during 1998 to $148.1 million at March 29, 1998 from $106.2 million at December 28, 1997 primarily due to changes in net operating assets (as discussed below), a decrease in current portion of long-term debt, a decrease in accrued interest, and a net increase in other current assets and liabilities. The decrease in current portion of long-term debt is primarily due to the assumption of Foamex L.P.'s long-term debt by Trace Foam LLC in connection with the General Felt transaction. The decrease in accrued interest and the net increase in other current assets and liabilities is primarily associated with the timing of payments for interest and prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, accounts receivables from related parties, inventories, accounts payable and accounts payable related parties) increased $21.3 million during 1998 to $162.5 million at March 29, 1998 from $141.2 million at December 28, 1997 primarily due to increases in accounts receivable, accounts receivable related party, and a decrease in accounts payable related party offset by an increase in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for March 1998 as compared to December 1997. The increase in accounts payable and the decrease in account payable related party is primarily due to the timing of payments.

     As of March 29, 1998, there were $124.9 million of revolving credit borrowings under the Credit Facility and approximately $49.5 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $25.6 million. Borrowings by Foamex Canada as of March 29, 1998 were $5.1 million under Foamex Canada's revolving credit agreement with unused availability of approximately $0.9 million.

     Cash flow used for operating activities was $29.5 million for the first quarter of 1998 as compared to cash provided of $22.2 million for the first quarter of 1997. This decrease is primarily due to (i) a reduction in operating cash results, (ii) cash used for an increase in accounts receivable and other receivables associated with the timing of receipts and (iii) a reduction in accounts payable and accounts payable related party associated with the timing of payments.

     Cash flow used for investing activities increased to $18.0 million for the first quarter of 1998 from $1.6 million for the first quarter of 1997 primarily due to (i) $3.3 million paid in connection with the Crain Acquisition, (ii) $2.5 million to purchase a note receivable from Foamex International, and (iii) $4.8 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deposit to defease the senior secured notes offset by the receipt of $5.2 million on a note receivable from General Felt in 1997.

     Cash flow provided by financing activities increased to $41.5 million for the first quarter of 1998 as compared to cash used of $8.8 million for the first quarter of 1997. This increase is primarily associated with borrowings under the revolving loans to fund the operations of Crain during the first quarter of 1998 offset by the $20.0 million distribution to Foamex International and other expenses associated with the GFI Transaction.

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

     Foamex L.P. is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swap agreement was a favorable adjustment to interest and debt issuance expense of $0.3 million and $0.9 million for the thirteen week periods ended March 29, 1998 and March 30, 1997, respectively.

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of March 29, 1998 was $3.8 million. In addition, as of March 29, 1998 Foamex L.P. has net receivables of $0.6 million for indemnification of environmental liabilities from former owners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Compliance

     Foamex L.P. has and will continue to make certain investments in its software systems and applications to ensure Foamex L. P. is Year 2000 compliant. Foamex L.P. plans to continue to make modifications to the identified software during 1998 and test the modifications during 1998. The financial impact to Foamex L.P. has not been and is not anticipated to be material to its financial position or results of operation in any given year.

New Accounting Standards

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foamex L.P. adopted SFAS No. 130 during the first quarter of 1998 (see Note 10).

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

     In February 1998 the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revised the required disclosures about pension and other postretirement benefit plans. Foamex L.P. plans to adopt SFAS No. 132 in the fourth quarter of 1998.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997.

          The information from Notes 8 and 9 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of March 29, 1998 (unaudited) is incorporated herein by reference.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Financial Statement Schedules.

          (a)  Exhibits

2.1(x)      - Transfer Agreement,  dated as of February 27, 1998, by and between
            Trace Foam LLC ("Trace LLC") and Foamex L.P.
3.1(a)      - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)    - Fourth  Amended and Restated  Agreement of Limited  Partnership of
            Foamex L.P.,  dated as of December 14, 1993,  by and among FMXI Inc.
            ("FMXI") and Trace Foam Company,  Inc.  ("Trace  Foam"),  as general partners,  and Foamex L.P., as a limited  partner (the  "Partnership
            Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12,
            1997.
3.2.4(v)    - Third Amendment to the Partnership  Agreement,  dated December 23,
            1997.
3.2.5(x)    - Fourth Amendment to the Partnership Agreement,  dated February 27,
            1998.
3.3(y)      - Certificate of Incorporation of FMXI.
3.4(y)      - By-laws of FMXI.
3.5(k)      -  Certificate  of  Incorporation  of  Foamex  Capital   Corporation
            ("FCC").
3.6(k)      - By-laws of FCC.
4.1.1(d)    - Indenture,  dated as of June 12,  1997,  by and among Foamex L.P.,
            FCC, the Subsidiary Guarantors and The Bank of New York, as Trustee,
            relating  to  $150,000,000   principal   amount  of  9  7/8%  Senior
            Subordinated   Notes  due  2007,   including   the  form  of  Senior
            Subordinated Note and Subsidiary Guarantee.
4.1.2(v)    - First  Supplemental  Indenture,  dated as of  December  23,  1997, between Foamex LLC ("FLLC") and The Bank of New York, as trustee, relating to the 9 7/8% Notes.

4.1.3(x)    - Second  Supplemental  Indenture,  dated as of February  27,  1998, among  Foamex L.P. and FCC, as joint and several  obligors,  General
            Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex
            Fibers"), and FLLC, as withdrawing  guarantors,  and The Bank of New
            York, as trustee, relating to the 9 7/8% Notes.
4.2.1(v)    -  Indenture,  dated as of December  23,  1997,  by and among Foamex
            L.P.,  FCC, the  Subsidiary  Guarantors,  Crain Holdings  Corp.,  as
            Intermediate  obligator,  and The  Bank  of New  York,  as  trustee,
            relating  to  $98,000,000   principal   amount  of  13  1/2%  Senior
            Subordinated  Notes due 2005 (the "13 1/2%  Notes"),  including  the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)    - First Supplemental Indenture, dated as of February 27, 1998, among
            Foamex L.P. and FCC, as joint and several  obligors,  General  Felt,
            Foamex Fibers and FLLC, as withdrawing guarantors, Crain Industries,
            Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Notes.
4.3(x)      - Discharge of  Indenture,  dated as of February  27,  1998,  by and among Foamex L.P., General Felt, Foamex  International Inc. ("Foamex
            International") and State Street Bank and Trust Company, as trustee, relating to the 9 1/2% Senior Secured Notes due 2000.
4.4.1(x)    - Credit  Agreement,  dated  as of June 12,  1997,  as  amended  and restated as of February  27, 1998,  by and among  Foamex  L.P.,  and
            FMXI, the  institutions  from time to time party thereto as lenders, the  institutions  from time to time party thereto as issuing banks,
            and  Citicorp   USA,   Inc.   and  The  Bank  of  Nova  Scotia,   as
            Administrative Agents.
4.4.2(x)    - Second Amended and Restated Foamex International  Guaranty,  dated as of February 27, 1998,  made by Foamex  International  in favor of
            Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)    - Amended and Restated  Partnership  Guaranty,  dated as of February
            27, 1998, made by FMXI in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.4(p)    - Foamex Guaranty, dated as of June 12, 1997, made by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(p)    - Subsidiary  Guaranty,  dated as of June 12,  1997,  made by Foamex
            Latin  America,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.6(p)    - Subsidiary  Guaranty,  dated as of June 12,  1997,  made by Foamex
            Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.7(p)    - Subsidiary  Guaranty,  dated as of June 12,  1997,  made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p)    - Subsidiary  Guaranty,  dated as of June 12,  1997,  made by Foamex
            Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.9(p)    - Subsidiary  Guaranty,  dated as of June 12,  1997,  made by Foamex
            Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.10(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex  Latin  America,  Inc. in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.12(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.13(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.14(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.15(p)   - Foamex  Security  Agreement,  dated as of June 12,  1997,  made by
            Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Latin  America,  Inc. in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.

4.4.17(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.18(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.19(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.20(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r)   - Foamex Pledge Agreement, dated as of June 12, 1997, made by Foamex
            L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w)   - First Amendment to Foamex Pledge  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.23(w)   - First Amendment to Foamex Security Agreement, dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.24(w)   - First Amendment to Foamex Patent  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.25(w)   - First  Amendment  to  Trademark  Security  Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.4.26(w)   - Acknowledgment of Guaranty by each of the guarantors to a Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)   - First  Amendment  to Pledge  Agreement,  dated as of December  23,
            1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)   - Crain Industries Guaranty,  dated as of December 23, 1997, made by
            Crain in favor of Citicorp USA, Inc.
4.4.29(x)   - Partnership Pledge Agreement,  dated as of February 27, 1998, made by Foamex  International and FMXI in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.6(j)      -  Commitment  letter,  dated  July 9,  1996,  from The Bank of Nova
            Scotia to Foamex Canada Inc.
4.7(a)      -  Subordinated  Promissory  Note,  dated as of May 6, 1993,  in the original  principal amount of $7,014,864  executed by Foamex L.P. to
            John Rallis ("Rallis").
4.8(a)      - Marely Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.9(a)      - DLJ Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.10(p)     - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex.
4.10.1(p)   - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex.
4.11.1(x)   -  Promissory  Note of Foamex L.P. in favor of Trace Foam LLC in the principal amount of $34 million, dated February 27, 1998.
10.1.1(p)   - Amendment to Master Agreement,  dated as of June 5, 1997,  between
            Citibank, N.A. and Foamex.
10.1.2(p)   - Amended confirmation, dated as of June 13, 1997, between Citibank,
            N.A. and Foamex L.P.
10.1.3(w)   -  Amended  confirmation,  dated as of  February  2,  1998,  between
            Citibank, N.A. and Foamex L.P.
10.2(h)     - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)     - Shareholder  Agreement,  dated December 31, 1992,  among Recticel,
            s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech
            Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam
            AG relating to foam technology sharing arrangement.
10.4.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Trace  Holdings  and Foamex  (the  "Trace  Holdings  Asset  Transfer
            Agreement").

10.4.2(k)   - First  Amendment,  dated as of  December  19,  1991,  to the Trace
            Holdings Asset Transfer Agreement.  10.4.3(k) - Amended and Restated
            Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)   - Asset Transfer Agreement, dated as of October 2, 1990, between RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.5.2(k)   - First  Amendment,  dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.5.3(k)   -  Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.5.4(h)   - The 5.03 Protocol  Assumption  Agreement,  dated as of October 13,
            1992,  between  RFC and Foamex  L.P.
10.5.5(h)   - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel Guaranty, dated as of July 22, 1992.
10.6(l)     - Supply  Agreement,  dated June 28, 1994,  between  Foamex L.P. and
            Foamex International.
10.7.1(l)   - First  Amended and  Restated  Tax Sharing  Agreement,  dated as of
            December 14, 1993, among Foamex, Trace Foam, FMXI and Foamex L.P.
10.7.2(d)   - First  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex, dated as of June 12, 1997, by and among Foamex, Foamex L.P.,
            FMXI, Inc. and Trace Foam.
10.7.3(w)   - Second Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex  L.P.,  dated as of December  23,  1997,  by and among Foamex
            L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y)   - Third  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex L.P.,  dated as of February 27, 1998,  by and between  Foamex
            L.P., Foamex International and FMXI.
10.8.1(m)   - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex and Foamex-JPS Automotive.
10.8.2(d)   - Amendment No. 1 to Tax Distribution Advance Agreement, dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex.
10.9.1(h)   - Trace Foam  Management  Agreement  between  Foamex and Trace Foam, dated as of October 13, 1992.
10.9.2(l)   -  Affirmation  Agreement  re:  Management  Agreement,  dated  as of
            December 14, 1993, between Foamex and Trace Foam.
10.9.3(d)   - First  Amendment  to  Management  Agreement,  dated as of June 12,
            1997, by and between Foamex and Trace Foam.
10.10.1(k)  - Salaried Incentive Plan of Foamex and Subsidiaries.
10.10.2(k)  - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)  - Equity Growth Participation Program.
10.10.4(e)(o) - Foamex L.P.  Salaried  Retirement  Plan  (formerly  known as the
            Foamex L.P. Products, Inc. Salaried Employee Retirement Plan), as amended, effective July 1, 1994.
10.10.5(u) - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.6(a) - Foamex L.P.'s 1993 Stock Option Plan.
10.10.7(a)  - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)  - Employment Agreement, dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.12(a)    - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.13(a)    - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.14(o)    - Stock  Purchase  Agreement,  dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)  - Asset  Purchase  Agreement,  dated as of August 29,  1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.

10.15.2(s)  - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin,  Inc. and The Dixie
            Group.
10.16.1(x)  - Supply  Agreement,  dated as of February 27, 1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)  - Administrative Services Agreement,  dated as of February 27, 1998, by and between  Foamex L.P.  and General Felt (as assigned to Foamex
            Carpet).
10.17.1(w)  - Joint Venture Agreement between Hua Kee Company Limited and Foamex
            Asia, Inc., dated July 8, 1997.
10.17.2(w)  - Loan  Agreement  between Hua Kee Company  Limited and Foamex Asia,
            Inc.,  dated July 8, 1997.
27          - Financial Data Schedule for the period ended March 29, 1998.

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

(f)  Intentionally omitted.

(g)  Intentionally omitted.

(h) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex and FCC for fiscal 1992.

(i)  Intentionally omitted.

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

(n)  Intentionally omitted.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex on Form S-4, Registration No. 333-30291.

(q)  Intentionally omitted.

(r) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on August 29, 1997.

(s) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on October 6, 1997.

(t)  Intentionally omitted.

(u) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

(v)  Incorporated  herein by reference  to the Exhibit to the Current  Report on
     Form  8-K  of  Foamex  L.P.,   Foamex   Capital   Corporation   and  Foamex
     International reporting an event that occurred December 23, 1997.

(w) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733.

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

          Form 8-K, dated February 28, 1998, reporting the General Felt Transaction.

          Form 8-K/A, dated May 12, 1998, reporting the restated financial statements of Foamex L.P. relating to the General Felt transaction.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                                FOAMEX L.P.

                                                By:  FMXI, INC.
                                                     General Partner


Date:  June 11, 1998                            By:  /s/ R. Allen Baker
                                                     ---------------------------
                                                     R. Allen Baker
                                                     Vice President and
                                                     Chief Accounting Officer




                                                FOAMEX CAPITAL CORPORATION



Date:  June 11, 1998                            By:  /s/ R. Allen Baker
                                                     ---------------------------
                                                     R. Allen Baker
                                                     Vice President and
                                                     Chief Accounting Officer