Form 10-Q
period 1998-06-28
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1998-08-17
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 12, 1998 was 1,000.

                                  Page 1 of 30
                          Exhibit List on Page 24 of 30

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                         Page
Part I.  Financial Information:

          Item 1. Financial Statements

           Foamex L.P.

            Condensed  Consolidated  Statements  of  Operations -
                Thirteen Week and  Twenty-Six  Week Periods Ended
                June 28, 1998 and June 29, 1997                           3

            Condensed Consolidated  Balance Sheets as of June 28,
                1998 and December 28, 1997                                4

            Condensed  Consolidated  Statements  of Cash  Flows -
                Twenty-Six  Week Periods  Ended June 28, 1998 and
                June 29, 1997                                             5

            Notes to Condensed  Consolidated Financial Statements         6

            Foamex Capital Corporation

            Balance Sheets as of June 28, 1998 and December 28, 1997     15

            Notes to Balance Sheets                                      16

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    18

Part II. Other Information                                               24

         Exhibit List                                                    24

         Signatures                                                      30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                           13 Week Periods Ended         26 Week Periods Ended
                                          June 28,        June 29,      June 28,      June 29,
                                            1998           1997           1998         1997
                                                               (thousands)
NET SALES                                 $263,347       $199,491       $547,892       $393,625

COST OF GOODS SOLD                         214,794        164,876        455,776        322,169
                                         ---------      ---------      ---------      ---------

GROSS PROFIT                                48,553         34,615         92,116         71,456

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  17,030         10,631         34,796         21,754
                                         ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                      31,523         23,984         57,320         49,702

INTEREST AND DEBT ISSUANCE EXPENSE          15,818         10,836         33,493         21,502

OTHER INCOME (EXPENSE), NET                   (306)           750           (580)         1,571
                                         ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES        15,399         13,898         23,247         29,771

PROVISION FOR INCOME TAXES                     808            481          1,533            849
                                         ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS           14,591         13,417         21,714         28,922

LOSS FROM DISCONTINUED OPERATIONS               --             --             --             --

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                      (72)       (44,859)        (3,195)       (45,538)
                                         ---------      ---------      ---------      ---------

NET INCOME (LOSS)                          $14,519       $(31,442)       $18,519       $(16,616)
                                         =========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                      June 28,      December 28,
ASSETS                                                  1998           1997
                                                     ---------      ---------
CURRENT ASSETS:                                             (thousands)
     Cash and cash equivalents                          $4,697         $8,982
     Accounts receivable, net                          144,325        138,571
     Inventories                                       116,588        112,094
     Accounts receivable, related party                 21,021         12,823
     Other current assets                               52,063         32,519
                                                     ---------      ---------
        Total current assets                           338,694        304,989

PROPERTY, PLANT AND EQUIPMENT, NET                     207,409        205,705

COST IN EXCESS OF ASSETS ACQUIRED, NET                 182,490        184,523

DEBT ISSUANCE COSTS, NET                                14,938         18,889

OTHER ASSETS                                            20,578         21,831
                                                     ---------      ---------

TOTAL ASSETS                                          $764,109       $735,937
                                                     =========      =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                              $7,320         $6,598
     Current portion of long-term debt                   4,347         12,161
     Accounts payable                                   96,455        110,640
     Accounts payable - related parties                  5,026         11,662
     Accrued interest                                    9,931         10,655
     Other accrued liabilities                          41,669         47,119
                                                     ---------      ---------
        Total current liabilities                      164,748        198,835

LONG-TERM DEBT                                         683,853        726,649

LONG-TERM DEBT - RELATED PARTY                          34,000         38,800

OTHER LIABILITIES                                       28,976         31,076
                                                     ---------      ---------

        Total liabilities                              911,577        995,360
                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                     ---------      ---------

PARTNERS' EQUITY (DEFICIT):
     General partners                                 (113,699)      (122,304)
     Limited partners                                       --             --
     Notes receivable from partner                     (16,118)       (16,118)
     Investment in General Felt                             --       (103,121)
     Accumulated other comprehensive income             (7,857)        (8,086)
     Other                                              (9,794)        (9,794)
                                                     ---------      ---------
        Total partners' equity (deficit)              (147,468)      (259,423)
                                                     ---------      ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)      $764,109       $735,937
                                                     =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                26 Week Periods Ended
                                                                              June 28,        June 29,
                                                                                1998           1997
                                                                             ---------      ---------
OPERATING ACTIVITIES:                                                                (thousands)
   Net income (loss)                                                           $18,519       $(16,616)
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            15,502          8,008
       Amortization of debt issuance costs and debt discount                       (33)         1,370
       Extraordinary loss on extinguishment of debt                              2,857         22,620
       Other operating activities                                                3,959         (1,143)
       Changes in operating assets and liabilities                             (75,250)       (37,514)
                                                                             ---------      ---------

          Net cash used for operating activities                               (34,446)       (23,275)
                                                                             ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                        (14,609)       (15,366)
   Acquisitions, net of cash acquired                                           (3,899)            --
   Purchase of FJPS senior secured discount debentures                              --       (105,829)
   Proceeds from (payments for) note receivable - related party                   (424)         9,465
   Other investing activities                                                     (451)            34
                                                                             ---------      ---------

          Net cash used for investing activities                               (19,383)      (111,696)
                                                                             ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                         722            256
   Proceeds from revolving loans                                                82,426         49,000
   Proceeds from long-term debt                                                129,000        453,500
   Repayment of long-term debt                                                (132,318)      (363,392)
   Repayments of long-term debt - related party                                 (4,800)            --
   Transfer of General Felt common stock                                        (3,898)            --
   Debt issuance costs                                                          (1,598)       (14,746)
   Distributions to partners                                                   (20,074)        (5,949)
   Other financing activities                                                       84             28
                                                                             ---------      ---------

          Net cash provided by financing activities                             49,544        118,697
                                                                             ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (4,285)       (16,274)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                        8,982         20,968
                                                                             ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                             $4,697         $4,694
                                                                             =========      =========

          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Foamex L.P.'s condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date after being restated for the transfer of General Felt Industries, Inc.'s ("General Felt") common stock (see Note 2). The condensed consolidated balance sheet as of June 28, 1998 and the condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended June 28, 1998 and June 29, 1997 and the condensed consolidated statements of cash flows for the twenty-six week periods ended June 28, 1998 and June 29, 1997 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In addition, the condensed consolidated statement of operations and statement of cash flows for the thirteen week and twenty-six week periods ended June 29, 1997 have been restated for the transfer of General Felt common stock (see Note 2). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

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

2.     TRANSFER OF GENERAL FELT INDUSTRIES, INC.

       On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's corporate structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement (see Note 7), (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility, (the "Credit Facility"), (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt, and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and
(ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, Inc. ("Foamex Fibers"), a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and

Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

       These transactions have been reflected as a reorganization of companies under common control. Accordingly, prior periods have been restated to exclude the consolidated operations of General Felt and partners' equity (deficit) was charged to reflect the net effect of these transactions. The consolidated balance sheet as of December 28, 1997 has been restated to exclude the consolidated assets and liabilities of General Felt and reflect Foamex L.P.'s investment in General Felt of approximately $103.1 million as a reduction of partners' equity (deficit). Upon consummation of these transactions, Foamex L.P. recorded an increase in partners' equity (deficit) of approximately $113.2 million associated with the assumption of indebtedness by Foam Funding LLC, related expenses and fees and other matters. In addition, Foamex L.P. recorded the $20.0 million distribution to Foamex International as discussed above.

       In connection with these transactions, the consolidated balance sheet as of December 28, 1997 and the consolidated statement of operations for the thirteen and twenty-six week periods ended June 29, 1997 have been restated as follows:

                                                                       As previously     General           As
                                                                          Reported         Felt        Restated
       Balance Sheet:
         Current assets                                                   $352,217      $(47,228)      $304,989
         Total assets                                                      834,068       (98,131)       735,937
         Current liabilities                                               226,143       (27,308)       198,835
         Total liabilities                                                 990,370         4,990        995,360
         Partners' equity (deficit)                                       (156,302)     (103,121)      (259,423)

       Statement of Operations:
       Thirteen week period:
         Net sales                                                        $239,887      $(40,396)      $199,491
         Income before extraordinary loss                                   16,384        (2,967)        13,417
         Net income (loss)                                                 (28,475)       (2,967)       (31,442)

       Statement of Operations:
       Twenty-six week period:
         Net sales                                                        $469,007      $(75,382)      $393,625
         Income before extraordinary loss                                   32,600        (3,678)        28,922
         Net income (loss)                                                 (12,938)       (3,678)       (16,616)

3.     CRAIN ACQUISITION

       On December 23, 1997, Foamex International acquired Crain pursuant to a merger with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million), Foamex International then contributed the assets of Crain, subject to all its liabilities and indebtedness to Foamex L.P. Fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million.

       The Crain Acquisition was accounted for as a purchase and the operations of Crain are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of fiscal year 1997.

                                                                  13 Week Period              26 Week Period
                                                              Ended June 29, 1997         Ended June 29, 1997
                                                                     (thousands, except per share data)
       Net sales                                                      $215,519                  $419,677
                                                                      ========                  ========

       Income before extraordinary loss                               $ 15,153                  $ 30,857
                                                                      ========                  ========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

4.     INVENTORIES

       Inventories consist of:

                                                                        June 28,            December 28,
                                                                           1998                    1997
                                                                       ------------         -----------
                                                                                     (thousands)
       Raw materials and supplies                                        $ 74,313               $ 72,071
       Work-in-process                                                     16,704                 15,406
       Finished goods                                                      25,571                 24,617
                                                                        ---------              ---------
           Total                                                         $116,588               $112,094
                                                                         ========               ========

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                        June 28,            December 28,
                                                                           1998                 1997
                                                                       ------------         -----------
       Credit Facility:                                                          (thousands)
         Term Loan A                                                $           -              $  76,700
         Term Loan B                                                       83,344                109,725
         Term Loan C                                                       75,766                 99,750
         Term Loan D                                                      109,725                110,000
         Revolving credit facility                                        137,354                 54,928
       9 7/8% Senior subordinated notes due 2007                          150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $12,824 and $13,720 of unamortized debt premium)                 110,824                111,720
       9 1/2% Senior secured notes due 2000                                     -                  4,523
       Industrial revenue bonds                                             7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $709 and $886)                                    6,306                  6,129
       Other                                                                7,881                  8,335
                                                                        ---------              ---------
                                                                          688,200                738,810

       Less current portion                                                 4,347                 12,161
                                                                        ---------              ---------

       Long-term debt-unrelated parties                                  $683,853               $726,649
                                                                        =========              =========

       Long-term debt-related party consists of:

       Foamex/GFI Note                                                  $  34,000              $  38,800
                                                                        =========              =========

       Refinancing Associated with Transfer of General Felt Industries, Inc. Common Stock

       In connection with the transfer of General Felt Industries, Inc. ("General Felt") common stock (see Note 2), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Foam Funding LLC (as discussed in Note 2) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the senior secured notes during June 1998, (iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million distribution to Foamex International and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note.

       Foamex/GFI Note

       In connection with the transfer of General Felt's common stock, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt. The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

       Principal Payments

       Principal payments on Foamex L.P.'s long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $3.1 million; 1999 - $7.3 million; 2000 - $40.9 million; 2001 -
$6.9 million; 2002 - $2.9 million; 2003 - $148.2 million and thereafter - $500.8 million.

6.    EARLY EXTINGUISHMENT OF DEBT

       In connection with the General Felt transaction, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $3.1 million. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, Foamex L.P. used approximately $12.1 million of proceeds from notes receivable - related party to repurchase outstanding indebtedness of approximately $11.8 million, which resulted in an extraordinary loss of approximately $1.0 million.

7.     RELATED PARTY TRANSACTIONS

       Effective February 27, 1998, Foamex L.P. entered into the Supply Agreement (see Note 2) (i) whereby Foamex Carpet may purchase from Foamex L.P. finished prime, rubber and rebond carpet cushion at the lessor of cost plus 4.7% or fair market value, (ii) Foamex L.P. may purchase from Foamex Carpet nonwoven textile fiber products at the lessor of cost plus 15% or fair market value, and
(iii) either party may purchase from the other trim foam and other raw materials and supplies for the lessor of the price paid for such raw materials or fair market value. Prior to February 27, 1998, Foamex L.P. had sales and purchases with General Felt based on an established intercompany transfer price which was adjusted to comply with the transfer pricing regulations of the Internal Revenue Code, as amended, if necessary. During the thirteen week periods ended June 28, 1998 and June 29, 1997, Foamex L.P. sold approximately $34.9 million and $37.2 million, respectively, to Foamex Carpet and purchased from Foamex Carpet approximately $0.9 million and $0.4 million, respectively. During the twenty-six week periods ended June 28, 1998 and June 29, 1997, Foamex L.P. sold approximately $66.4 million and $72.5 million, respectively, to Foamex Carpet and purchased from Foamex Carpet approximately $2.6 million and $0.8 million, respectively.

       In connection with the General Felt transaction (see Note 2), Foamex L.P. and Foamex Carpet entered into a Management Services Agreement whereby Foamex L.P. will provide certain administrative functions on behalf of Foamex Carpet at a cost basis. During the thirteen week and twenty-six week periods ended June 28, 1998, Foamex L.P. received $0.5 million and $0.6 million, respectively, for services provided to Foamex Carpet.

       During the thirteen week period ended March 29, 1998, Foamex L.P. incurred approximately $0.5 million of interest expense on a $38.8 million note due to General Felt. On February 27, 1998, Foamex L.P. repaid approximately $4.8 million of this note, and the balance was replaced by the Foamex/GFI Note. The Foamex/GFI Note was retained by Foam Funding LLC in connection with the transfer of General Felt. During the thirteen week and twenty-six week periods ended June 28, 1998, Foamex L.P. incurred approximately $0.6 million and $0.8 million, respectively, of interest expense on the Foamex/GFI Note (see Note 2).

       Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply

Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the twenty-six week periods ended June 28, 1998 and June 29, 1997, Foamex L.P. purchased approximately $15.0 million and $63.0 million, respectively, of raw materials under the Supply Agreement. Effective March 30, 1998, Foamex L.P. has discontinued utilizing the Supply Agreement to purchase its raw materials.

       Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.3 million and $0.2 million during the thirteen week periods ended June 28, 1998 and June 29, 1997, respectively and approximately $0.5 million and $0.6 million during the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively.

       On December 11, 1996, Foamex L.P. entered into a Tax Distribution Advance Agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. As of June 28, 1998, there were $13.6 million of advances to Foamex International under this agreement.

8.     ENVIRONMENTAL MATTERS

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During the twenty-six week period ended June 28, 1998, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of June 28, 1998, Foamex L.P. has environmental accruals of approximately $3.6 million for environmental matters. In addition, as of June 28, 1998 Foamex L.P. has net receivables of approximately $0.6 million relating to indemnification for environmental liabilities. Foamex L.P. believes that realization of the receivables established for indemnification is probable.

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

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of June 28, 1998, Foamex L.P. has environmental accruals of approximately $3.0 million for the remaining potential remediation costs for these facilities based on estimates.

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

9.     LITIGATION

       As of August 12, 1998, Foamex L.P. and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

       A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holdings proposal to acquire all of the outstanding shares of Foamex International's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

       The parties to the lawsuits entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Delaware Chancery Court following notice to the public stockholders and a hearing. The Memorandum of Understanding provides that as a result of, among other things, the stockholder litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders will be held to vote upon and adopt the Merger Agreement which provides, among other things, for the public shares of the Company's common stock to be converted into the right to receive $18.75 in cash, without interest. The Memorandum of Understanding also acknowledged that the terms of the Merger have been significantly improved over the terms originally proposed by Trace Holdings on March 16, 1998, and Foamex International and the individual director and officer defendants acknowledged that the filing and prosecution of the stockholder litigation was a factor they took into account in giving fair consideration to and entering into the Merger, and Trace Holdings acknowledged that it took into account the desirability of satisfactorily addressing the claims asserted in the stockholder litigation in agreeing to the increased consideration to be paid to the public stockholders pursuant to the Merger Agreement.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the public stockholders, the dismissal of the stockholder litigation with prejudice and the release by plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace Holdings, Foamex International and the individual defendants in the stockholder litigation or that arise out of the matters alleged by plaintiffs. In connection with the proposed settlement, the plaintiffs intend to apply of an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants have agreed not to oppose this application. Additionally, Foamex International has agreed to pay the cost of sending notice of the settlement, if any, to its public shareholders.

       The defendants have denied, and continued to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs or the purported class. The defendants have agreed to the proposed settlement because, among other reasons, such settlement would eliminate the burden and expenses of further litigation and would facilitate the consummation of a transaction that they believe to be in the best interests of Foamex International and the public stockholders.

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

10.     COMPENSATION INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the thirteen week and twenty-six week periods ended June 28, 1998 and June 29, 1997 is comprised of the following:

                                                                  13 Week Period              26 Week Period
                                                              Ended June 28, 1998         Ended June 28, 1998
                                                                       (thousands, except per share data)
Net income                                                           $14,519                      $18,519
Foreign currency translation adjustments                                   3                          230
                                                                    --------                     --------
Total comprehensive income                                           $14,522                      $18,749
                                                                    ========                     ========

                                                                  13 Week Period              26 Week Period
                                                              Ended June 29, 1997         Ended June 29, 1997
                                                                       (thousands, except per share data)
Net income                                                          $(31,442)                    $(16,616)
Foreign currency translation adjustments                                  16                         (168)
                                                                    --------                     --------
Total comprehensive income                                          $(31,426)                    $(16,784)
                                                                    ========                     ========

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)

                                                           June 28,  December 28,
                                                             1998        1997
ASSETS                                                          (thousands)

CASH                                                          $1          $1
                                                              ==          ==

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                 $-          $-
                                                              --          --

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding           -           -
     Additional paid-in capital                                1           1
                                                              --          --

        TOTAL STOCKHOLDER'S EQUITY                            $1          $1
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

2.     COMMITMENTS AND CONTINGENCIES

       FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

       9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

       The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the June 1997 refinancing plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. Trace Holdings' proposed acquisition of Foamex International may constitute such a change of control. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes and approximately $7.0 million subordinated promissory note.

       13 1/2% Senior Subordinated Notes due 2005 ("13 1/2% Senior Subordinated Notes")

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement on December 23, 1997 in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum payable semiannually on each February 15 and August 15, commencing February 15, 1998. The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. The 13 1/2% Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000, initially at 106.75% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004. Upon the occurrence of a change of control, as defined, each holder of the 13 1/2% Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the 13 1/2% Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. Trace Holdings' proposed acquisition of Foamex International may constitute such a change of control. The 13 1/2% Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the Senior Subordinated Notes and an approximately $7.0 million of subordinated promissory note.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)

       Foamex L.P. has completed a registration statement relating to an exchange offer in which Foamex L.P. exchanged the 13 1/2% Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes are substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the 13 1/2% Senior Subordinated Notes, except that the new notes are transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of 13 1/2% Senior Subordinated Notes held by affiliates of Foamex L.P. and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Foamex L.P. included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page five of Foamex L.P.'s 1997 Annual Report on Form 10-K/A.

       During 1997, Foamex L.P.'s products were utilized primarily in four businesses: (i) Foam Products, consisting of cushioning foams, including bedding, furniture, packaging, health care and foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture, (ii) Carpet Cushion Products, consisting of carpet padding and related products, (iii) Automotive Products, consisting of automotive trim, laminates and other accessories, and
(iv) Technical Products, consisting of reticulated and other specialty foams used for reservoiring filtration, gasketing and sealing.

       On June 25, 1998, Foamex International, Trace Holdings, and Trace Merger Sub Corp. entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger (the "Merger") of Trace Merger Sub Corp. with and into Foamex International. Upon consummation of the Merger, the holders of the outstanding shares of Foamex International's common sotck, other than Trace Holdings and its subsidiaries, will received, in exchange for their shares, $18.75 per share in cash. Consummation of the Merger is subject to a number of conditions, many of which are outside the control of Foamex International, including: (i) the approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of common stock of Foamex International; (ii) the absence of any injunction preventing consummation of the Merger, (iii) th absence of a material adverse change in the business of Foamex International's, and (iv) the receipt of requisite financing.

       On April 27, 1998, Foamex International's facility in Orlando, Florida was damaged by a fire. Foamex International is in the process of repairing the damages to the facility and supplying local customers from other facilities. Foamex International believes that it has adequate insurance coverage for business interruption and damages to the facility associated with the fire. After considering Foamex International's insurance coverage, Foamex International does not believe that the fire will have a significant impact on Foamex International's financial position or operations; however, there can be no assurance that the fire will not have a significant impact on Foamex International's financial position or operations.

       On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's corporate structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into the Supply Agreement and the Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and the Foamex/GFI Note supported by a $34.5 million letter of credit under the Credit Facility, (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, each of General Felt and Foamex Fibers ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement, pursuant to which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the Foamex/GFI Note. These transactions have been reflected as a reorganization of companies under common control.

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

13 Week  Period  Ended June 28, 1998  Compared to 13 Week Period  Ended June 29,
1997

Results of Operations

       Net sales for the second quarter of 1998 were $263.3 million as compared to $199.5 million in the second quarter of 1997, an increase of $63.8 million or 32.0%. Foam Products net sales for the second quarter of 1998 increased to $141.0 million from $82.6 million in the second quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Carpet Cushion Products net sales for the second quarter of 1998 decreased 5.0% to $39.9 million from $38.0 million in the second quarter of 1997 primarily due to the sale of Dalton in October 1997 which contributed net sales of $13.6 million in 1997 and a reduction in rebond selling prices as compared to 1997. Automotive Products net sales for the second quarter of 1998 increased 4.9% to $62.2 million from $59.3 million in the second quarter of 1997 primarily due to increased volume. Technical Products net sales for the second quarter of 1998 increased 2.6% to $20.2 million from $19.6 million in the second quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales increased to 18.4% for the second quarter of 1998 from 17.4% in the second quarter of 1997 primarily due to increased purchasing leverage offset by a shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex International's historical gross profit margins. Also, gross profit percentage increased in the second quarter of 1998 due to Foamex International's implementation of restructuring/consolidation programs associated with the Crain Acquisition.

       Income from operations increased to $31.5 million for the second quarter of 1998 from $24.0 million in the second quarter of 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss increased to $14.6 million for the second quarter of 1998 as compared to $13.4 million for the second quarter of 1997. The increase is primarily due to the increase in income from operations discussed above offset by an increase of approximately $5.0 million in interest and debt issuance expense and $1.1 million of costs associated with the transfer of General Felt which is included in other income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(expense), net. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt of approximately $44.9 million during the second quarter of 1997 primarily relates to debt extinguished in connection with the June 1997 refinancing plan.

26 Week  Period  Ended June 28, 1998  Compared to 26 Week Period  Ended June 29,
1997

Results of Operations

       Net sales for the twenty-six week period ended June 28, 1998 were $547.9 million as compared to $393.6 million for the twenty-six week period ended June 29, 1997, an increase of $154.3 million or 39.2%. Foam Products net sales for the twenty-six week period ended June 28, 1998 increased to $295.1 million from $163.3 million for the twenty-six week period ended June 29, 1997 primarily due to the net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Carpet Cushion Products net sales for the twenty-six week period ended June 28, 1998 increased 15.6% to $85.8 million from $74.2 million for the twenty-six week period ended June 28, 1997 primarily due to net sales from the Crain operations offset by the sale of Dalton in October 1997 which contributed net sales of $24.3 million in 1997 and reduction of rebond selling prices as compared to 1997 and product mix. Automotive Products net sales for the twenty-six week period ended June 28, 1998 increased 5.6% to $125.7 million from $119.0 million for the twenty-six week period ended June 29, 1997 primarily due to increased volume. Technical Products net sales for the twenty-six week period ended June 28, 1998 increased 11.1% to $41.3 million from $37.1 million for the twenty-six week period ended June 29, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 16.8% for the twenty-six week period ended June 28, 1998 from 18.2% in the twenty-six week period ended June 29, 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex International's historical gross profit margins. Also, the gross profit was lower since Foamex International carried the full individual operating costs of both organizations throughout the majority of the first quarter of 1998.

       Income from operations increased to $57.3 million for the twenty-six week period ended June 28, 1998 from $49.7 million in the twenty-six week period ended June 29, 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss decreased to $23.2 million for the twenty-six week period ended June 28, 1998 as compared to $30.0 million for the twenty-six week period ended June 29, 1997. The decrease is primarily due the increase in income from operations, offset by an increase of approximately $12.0 million in interest and debt issuance expense and $2.0 million of costs associated with the transfer of General Felt which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt of approximately $3.2 million during the twenty-six week period ended June 28, 1998 primarily relates to the write-off of debt issuance costs with debt extinguishment in connection with the GFI Transaction and the redemption of the senior secured notes. The extraordinary loss on early extinguishment of debt of approximately $45.5 million during the twenty-six week period ended June 29, 1997 primarily relates to the write-off of debt issuance costs with debt extinguished in connection with the June 1997 refinancing plan.

Foamex Capital Corporation ("FCC")

       FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and has no other material operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of Foamex L.P. could be impaired if Foamex L.P. was to fail to comply with any of the covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of June 28, 1998 and expects to be in compliance with the covenants for the foreseeable future.

       Cash and cash equivalents decreased $4.3 million during 1998 to $4.7 million at June 28, 1998 from $9.0 million at December 28, 1997 primarily due to an increase of cash used by the operating assets and liabilities and cash used for capital expenditures, offset by increased revolving credit borrowings . Working capital increased $67.7 million during 1998 to $173.9 million at June 28, 1998 from $106.2 million at December 28, 1997 primarily due to changes in net operating assets (as discussed below), a decrease in current portion of long-term debt and a net increase in other current assets and liabilities. The decrease in current portion of long-term debt is primarily due to the assumption of Foamex L.P.'s long-term debt by Foam Funding LLC in connection with the General Felt transaction. The net increase in other current assets and liabilities is primarily associated with the timing of payments for prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, accounts receivables from related parties, inventories, accounts payable and accounts payable related parties) increased $39.3 million during 1998 to $180.5 million at June 28, 1998 from $141.2 million at December 28, 1997 primarily due to increases in accounts receivable, accounts receivable related party, decreases in accounts payable and accounts receivable related party. The increase in accounts receivable is primarily due to an increase in net sales for June 1998 as compared to December 1997. The decrease in accounts payable and in account payable related party is primarily due to the timing of payments.

       As of June 28, 1998, there were $137.4 million of revolving credit borrowings under the Credit Facility and approximately $49.7 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $13.0 million. Borrowings by Foamex Canada as of June 28, 1998 were $4.3 million under Foamex Canada's revolving credit agreement with unused availability of approximately $1.1 million.

       Cash flow used for operating activities was $34.4 million for the twenty-six week period ended June 28, 1998 as compared to cash used of $23.3 million for the twenty-six week period ended June 29, 1997. This decrease is primarily due to (i) a reduction in operating cash results, (ii) cash used for an increase in accounts receivable and other receivables associated with the timing of receipts and (iii) a reduction in accounts payable and accounts payable related party associated with the timing of payments.

       Cash flow used for investing activities decreased to $19.4 million for the twenty-six week period ended June 29, 1998 from $111.7 million for the twenty-six week period ended June 29, 1997 primarily due to the use of $105.8 million of cash during 1997 to purchase the outstanding FJPS discount debentures in connection with the refinancing plan.

       Cash flow provided by financing activities decreased to $49.5 million for the twenty-six week period ended June 28, 1998 as compared to cash provided of $118.7 million for the twenty-six week period ended June 29, 1997. The decrease is due to greater net borrowings during the twenty-six week period ended June 29, 1997 primarily relating to the June 1997 refinancing plan as compared to net cash borrowings during the twenty-six week period ended June 28, 1998 primarily for working capital needs and to fund distributions relating to the General Felt transaction.

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

       Foamex L.P. is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swap agreement was a favorable adjustment to interest and debt issuance expense of $0.2 million and $0.8 million for the thirteen week periods ended June 28, 1998 and June 29, 1997, respectively and $0.4 million and $1.7 million for the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of June 28, 1998 was $3.6 million. In addition, as of June 28, 1998 Foamex L.P. has net receivables of $0.6 million for indemnification of environmental liabilities from former owners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997 and in Foamex L.P.'s Quarterly Report for the fiscal quarter ended June 28, 1998.

         The information from Notes 8 and 9 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of June 28, 1998 (unaudited) is incorporated herein by reference.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Financial Statement Schedules.

         (a)  Exhibits

2.1(x)    -    Transfer Agreement, dated as of February 27, 1998, by and between
               Foam Funding LLC ("Foam LLC") and Foamex L.P.
3.1(a)    -    Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)  -    Fourth Amended and Restated  Agreement of Limited  Partnership of
               Foamex L.P.,  dated as of December  14,  1993,  by and among FMXI
               Inc.  ("FMXI") and Trace Foam Company,  Inc.  ("Trace Foam"),  as
               general  partners,  and Foamex  L.P.,  as a limited  partner (the
               "Partnership Agreement").
3.2.2(b)  -    First  Amendment  to the  Partnership  Agreement,  dated June 28,
               1994.
3.2.3(c)  -    Second  Amendment to the  Partnership  Agreement,  dated June 12,
               1997.
3.2.4(v)  -    Third Amendment to the Partnership Agreement,  dated December 23,
               1997.
3.2.5(x)  -    Fourth Amendment to the Partnership Agreement, dated February 27,
               1998.
3.3(y)    -    Certificate of Incorporation of FMXI.
3.4(y)    -    By-laws of FMXI.
3.5(k)    -    Certificate  of  Incorporation  of  Foamex  Capital   Corporation
               ("FCC").
3.6(k)    -    By-laws of FCC.
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

4.4.18(p) -    Subsidiary Security Agreement, dated as of June 12, 1997, made by
               Foamex  Mexico  II,  Inc.  in favor of  Citicorp  USA,  Inc.,  as
               Collateral Agent.
4.4.19(p) -    Subsidiary Security Agreement, dated as of June 12, 1997, made by
               Foamex Asia,  Inc. in favor of Citicorp USA,  Inc., as Collateral
               Agent.
4.4.20(p) -    Subsidiary Security Agreement, dated as of June 12, 1997, made by
               FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r) -    Foamex  Pledge  Agreement,  dated  as of June 12,  1997,  made by
               Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w) -    First Amendment to Foamex Pledge Agreement,  dated as of December
               23,  1997,  by Foamex  L.P. in favor of Citicorp  USA,  Inc.,  as
               Collateral Agent.
4.4.23(w) -    First  Amendment  to  Foamex  Security  Agreement,  dated  as  of
               December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.24(w) -    First Amendment to Foamex Patent Agreement,  dated as of December
               23,  1997,  by Foamex  L.P. in favor of Citicorp  USA,  Inc.,  as
               Collateral Agent.
4.4.25(w) -    First  Amendment to  Trademark  Security  Agreement,  dated as of
               December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.26(w) -    Acknowledgment  of  Guaranty  by  each  of  the  guarantors  to a
               Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w) -    First  Amendment  to Pledge  Agreement,  dated as of December 23,
               1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w) -    Crain Industries Guaranty, dated as of December 23, 1997, made by
               Crain in favor of Citicorp USA, Inc.
4.4.29(x) -    Partnership Pledge Agreement, dated as of February 27, 1998, made by Foamex  International and FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.6(j)    -    Commitment  letter,  dated  July 9,  1996,  from The Bank of Nova
               Scotia to Foamex Canada Inc.
4.7(a)    -    Subordinated  Promissory  Note,  dated as of May 6, 1993,  in the original  principal amount of $7,014,864  executed by Foamex L.P.
               to John Rallis ("Rallis").
4.8(a)    -    Marely Loan Commitment Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.9(a)    -    DLJ Loan Commitment Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.10(p)   -    Promissory Note, dated June 12, 1997, in the aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex.
4.10.1(p) -    Promissory Note, dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex.
4.11.1(x) -    Promissory  Note of  Foamex  L.P.  in  favor  of Foam  LLC in the principal amount of $34 million, dated February 27, 1998.
10.1.1(p) -    Amendment to Master Agreement,  dated as of June 5, 1997, between
               Citibank, N.A. and Foamex.
10.1.2(p) -    Amended  confirmation,   dated  as  of  June  13,  1997,  between
               Citibank, N.A. and Foamex L.P.
10.1.3(w) -    Amended  confirmation,  dated as of  February  2,  1998,  between
               Citibank, N.A. and Foamex L.P.
10.2(h)   -    Reimbursement  Agreement,  dated as of March  23,  1993,  between
               Trace Holdings and General Felt.
10.3(h)   -    Shareholder  Agreement,  dated December 31, 1992, among Recticel,
               s.a.  ("Recticel"),  Recticel  Holding  Noord B.V.,  Foamex L.P.,
               Beamech Group Limited, LME-Beamech,  Inc., James Brian Blackwell,
               and Prefoam AG relating to foam technology sharing arrangement.
10.4.1(k) -    Asset Transfer  Agreement,  dated as of October 2, 1990,  between
               Trace  Holdings and Foamex (the "Trace  Holdings  Asset  Transfer
               Agreement").
10.4.2(k) -    First  Amendment,  dated as of December  19,  1991,  to the Trace
               Holdings Asset Transfer Agreement.

10.4.3(k) -    Amended and  Restated  Guaranty,  dated as of December  19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k) -    Asset Transfer  Agreement,  dated as of October 2, 1990,  between
               RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.5.2(k) -    First Amendment,  dated as of December 19, 1991, to the RFC Asset
               Transfer Agreement.
10.5.3(k) -    Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the  "5.03
               Protocol").
10.5.4(h) -    The 5.03 Protocol Assumption  Agreement,  dated as of October 13,
               1992, between RFC and Foamex L.P.
10.5.5(h) -    Letter  Agreement  between Trace Holdings and Recticel  regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)   -    Supply  Agreement,  dated June 28, 1994,  between Foamex L.P. and
               Foamex International.
10.7.1(l) -    First  Amended and  Restated Tax Sharing  Agreement,  dated as of
               December 14, 1993, among Foamex, Trace Foam, FMXI and Foamex L.P.
10.7.2(d) -    First Amendment to Amended and Restated Tax Sharing  Agreement of
               Foamex,  dated as of June 12, 1997, by and among  Foamex,  Foamex
               L.P., FMXI, Inc. and Trace Foam.
10.7.3(w) -    Second Amendment to Amended and Restated Tax Sharing Agreement of
               Foamex L.P.,  dated as of December 23, 1997,  by and among Foamex
               L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y) -    Third Amendment to Amended and Restated Tax Sharing  Agreement of
               Foamex L.P., dated as of February 27, 1998, by and between Foamex
               L.P., Foamex International and FMXI.
10.8.1(m) -    Tax  Distribution  Advance  Agreement,  dated as of December  11,
               1996, by and between Foamex and Foamex-JPS Automotive.
10.8.2(d) -    Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as of June 12, 1997, by and between Foamex L.P. and Foamex.
10.9.1(h) -    Trace Foam  Management  Agreement  between Foamex and Trace Foam, dated as of October 13, 1992.
10.9.2(l) -    Affirmation  Agreement  re:  Management  Agreement,  dated  as of
               December 14, 1993, between Foamex and Trace Foam.
10.9.3(d) -    First  Amendment to  Management  Agreement,  dated as of June 12,
               1997, by and between Foamex and Trace Foam.
10.10.1(k)-    Salaried Incentive Plan of Foamex and Subsidiaries.
10.10.2(k)-    Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)-    Equity Growth Participation Program.
10.10.4(e)(o) -Foamex  L.P.  Salaried  Retirement  Plan  (formerly  known as the
               Foamex L.P. Products, Inc. Salaried Employee Retirement Plan), as
               amended, effective July 1, 1994.
10.10.5(u)-    Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.6(a)-    Foamex L.P.'s 1993 Stock Option Plan.
10.10.7(a)-    Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)-    Employment  Agreement,  dated  as of  February  1,  1994,  by and between Foamex L.P. and William H. Bundy.
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

10.16.1(x)-    Supply  Agreement,  dated as of February 27, 1998, by and between
               Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)-    Administrative Services Agreement, dated as of February 27, 1998, by and between  Foamex  L.P.  and  General  Felt (as  assigned to
               Foamex Carpet).
10.17.1(w)-    Joint  Venture  Agreement  between  Hua Kee  Company  Limited and
               Foamex Asia, Inc., dated July 8, 1997.
10.17.2(w)-    Loan Agreement  between Hua Kee Company  Limited and Foamex Asia,
               Inc., dated July 8, 1997.
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



                                      FOAMEX L.P.

                                      By: FMXI, INC.

                                      General Partner


Date:  August 17, 1998                By: /s/ John A. Feenan
                                      ----------------------------
                                      John A. Feenan
                                      Executive Vice President and
                                      Chief Financial Officer




                                      FOAMEX CAPITAL CORPORATION



Date:  August 17, 1998                By: /s/ John A. Feenan
                                      ----------------------------
                                      John A. Feenan
                                      Executive Vice President and
                                      Chief Financial Officer