Form 10-Q
period 1998-09-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1998-11-20
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES X NO ___

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 16, 1998 was 1,000.

                                  Page 1 of 30
                          Exhibit List on Page 24 of 30

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                            Page
Part I.  Financial Information:

          Item 1. Financial Statements

           Foamex L.P.

            Condensed Consolidated Statements of Operations -
               Quarterly and Year to Date Periods Ended September
               30, 1998 and September 28, 1997                                3

            Condensed Consolidated Balance Sheets as of September
               30, 1998 and December 28, 1997                                 4

            Condensed Consolidated Statements of Cash Flows -
               Year to Date Periods Ended September 30, 1998 and
               September 28, 1997                                             5

            Notes to Condensed Consolidated Financial Statements              6

            Foamex Capital Corporation

            Balance Sheets as of September 30, 1998 and
                December 28, 1997                                            15

            Notes to Balance Sheets                                          16

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       17

Part II. Other Information                                                   24

         Exhibit List                                                        24

         Signatures                                                          30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX L.P. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                          Quarterly Periods Ended      Year to Date Periods Ended
                                       September 30,   September 28,  September 30, September 28,
                                            1998           1997           1998          1997
                                                              (thousands)
NET SALES                                $ 300,274      $ 233,434     $ 873,555      $ 702,441

COST OF GOODS SOLD                         252,072        195,395       730,266        576,825
                                         ---------      ---------     ---------      ---------

GROSS PROFIT                                48,202         38,039       143,289        125,616

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  14,109         15,562        51,472         46,893
                                         ---------      ---------     ---------      ---------

INCOME FROM OPERATIONS                      34,093         22,477        91,817         78,723

INTEREST AND DEBT ISSUANCE EXPENSE          16,956         11,846        49,936         33,355

OTHER INCOME (EXPENSE), NET                 (1,146)           281        (1,765)         1,403
                                         ---------      ---------     ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES        15,991         10,912        40,116         46,771

PROVISION FOR INCOME TAXES                     165          1,359         2,049          4,618
                                         ---------      ---------     ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS            15,826          9,553        38,067         42,153

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                       --             --        (3,195)       (45,538)
                                         ---------      ---------     ---------      ---------

NET INCOME (LOSS)                        $  15,826      $   9,553     $  34,872      $  (3,385)
                                         =========      =========     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                    September 30,  December 28,
ASSETS                                                  1998           1997
                                                     ---------      ---------
CURRENT ASSETS:                                             (thousands)
     Cash and cash equivalents                       $   2,112      $   9,405
     Accounts receivable, net                          157,422        174,959
     Inventories                                       133,686        120,299
     Accounts receivable, related party                 21,836             --
     Other current assets                               37,654         47,554
                                                     ---------      ---------
        Total current assets                           352,710        352,217

PROPERTY, PLANT AND EQUIPMENT, NET                     206,618        221,274

COST IN EXCESS OF ASSETS ACQUIRED, NET                 181,094        219,699

DEBT ISSUANCE COSTS, NET                                14,454         18,889

OTHER ASSETS                                            22,409         21,989
                                                     ---------      ---------

TOTAL ASSETS                                         $ 777,285      $ 834,068
                                                     =========      =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                           $   6,058      $   6,598
     Current portion of long-term debt                   4,347         12,161
     Accounts payable                                  114,046        121,147
     Accounts payable - related parties                     --         11,662
     Accrued interest                                    9,670         10,655
     Other accrued liabilities                          31,646         63,920
                                                     ---------      ---------
        Total current liabilities                      165,767        226,143

LONG-TERM DEBT                                         681,231        726,649

LONG-TERM DEBT - RELATED PARTY                          34,000             --

OTHER LIABILITIES                                       28,749         37,578
                                                     ---------      ---------

        Total liabilities                              909,747        990,370
                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                     ---------      ---------

PARTNERS' EQUITY (DEFICIT):
     General partners                                    1,953       (122,304)
     Limited partners                                  (99,516)            --
     Notes receivable from partner                     (16,118)       (16,118)
     Accumulated other comprehensive income             (8,986)        (8,085)
     Other                                              (9,795)        (9,795)
                                                     ---------      ---------
        Total partners' equity (deficit)              (132,462)      (156,302)
                                                     ---------      ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)     $ 777,285      $ 834,068
                                                     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX L.P. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                        Year to Date Periods Ended
                                                                       September 30,  September 28,
                                                                           1998            1997
                                                                        ---------      ---------
OPERATING ACTIVITIES:                                                          (thousands)
   Net income (loss)                                                    $  34,872      $  (3,385)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                       24,208         15,570
       Amortization of debt issuance costs and debt discount                 (114)         1,903
       Extraordinary loss on extinguishment of debt                         2,857         22,620
       Other operating activities                                           2,448         (1,696)
       Changes in operating assets and liabilities                        (91,259)       (26,203)
                                                                        ---------      ---------

          Net cash (used for) provided by operating activities            (26,988)         8,809
                                                                        ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                   (21,853)       (25,444)
   Acquisition, net of cash acquired                                       (3,899)            --
   Divestiture of General Felt                                             (8,971)            --
   Purchase of FJPS senior secured discount debentures                         --       (105,829)
   Decrease in restricted cash                                                 --         12,143
   Loan to partner                                                             --         (5,000)
   Other investing activities                                              (1,465)          (930)
                                                                        ---------      ---------

          Net cash used for investing activities                          (36,188)      (125,060)
                                                                        ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                    185          1,179
   Net proceeds from revolving loans                                       81,489         31,000
   Proceeds from long-term debt                                           129,000        453,500
   Repayment of long-term debt                                           (134,203)      (363,443)
   Debt issuance costs                                                     (1,598)       (15,617)
   Distributions to partners                                              (20,074)       (10,283)
   Other financing activities                                               1,084             25
                                                                        ---------      ---------

          Net cash provided by financing activities                        55,883         96,361
                                                                        ---------      ---------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                    (7,293)       (19,890)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                   9,405         20,968
                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $   2,112      $   1,078
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Foamex L.P.'s condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations for the quarter and year to date periods ended September 30, 1998 and September 28, 1997 and the condensed consolidated statements of cash flows for the year to date periods ended September 30, 1998 and September 28, 1997 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

       During September 1998, management of Foamex L.P. decided to change the year-end reporting requirement of Foamex L.P. from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirement of Foamex L.P. On November 3, 1998, Foamex International's Board of Directors and other required third parties approved the fiscal year-end change. This change is effective for the third fiscal quarter of 1998 which ended on September 30, 1998 and will result in a 1998 fiscal year end of December 31, 1998 as compared to January 3, 1999; accordingly, the quarterly period ended September 30, 1998 includes an additional three days with estimated revenues of approximately $18.9 million.

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

2.     TRANSFER OF GENERAL FELT INDUSTRIES, INC.

       On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify Foamex International's corporate structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt Industries, Inc. ("General Felt"), entered into a Supply Agreement and an Administrative Services Agreement (see Note 7), (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility, (the "Credit Facility"), (iii) Foamex L.P.
contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt, and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.     TRANSFER OF GENERAL FELT INDUSTRIES, INC. (continued)

subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a newly formed wholly-owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. As part of these transactions, Foamex Fibers, Inc. ("Foamex Fibers"), a wholly-owned subsidiary of General Felt, was merged with and into General Felt and Foamex LLC, a wholly-owned subsidiary of Foamex L.P., was merged with and into Foamex L.P. In addition, FMXI, Inc. and Crain, both wholly-owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

       No gain has been recognized on the General Felt net assets transferred to Foam Funding LLC and repurchased by Foamex International. Foamex International will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Rivera facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since Foamex International leased-back the facility.

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

                                       Quarterly Period Ended   Year to Date Period Ended
                                         September 28, 1997       September 28, 1997
                                              (thousands, except per share data)
Net sales                                      $320,847                $946,927
                                               ========                ========

Income before extraordinary loss               $ 15,712                $ 39,009
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

4.     INVENTORIES

       Inventories consist of:

                                       September 30,           December 28,
                                           1998                   1997
                                         --------               --------
                                                 (thousands)
Raw materials and supplies               $ 84,637               $ 75,487
Work-in-process                            19,051                 15,620
Finished goods                             29,998                 29,192
                                         --------               --------
    Total                                $133,686               $120,299
                                         ========               ========

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                            September 30,     December 28,
                                                                1998              1997
                                                              --------          --------
Credit Facility:                                                      (thousands)
  Term Loan A                                                 $     --          $ 76,700
  Term Loan B                                                   82,924           109,725
  Term Loan C                                                   75,385            99,750
  Term Loan D                                                  109,175           110,000
  Revolving credit facility                                    136,953            54,928
9 7/8% Senior subordinated notes due 2007                      150,000           150,000
13 1/2% Senior subordinated notes due 2005 (includes
  $12,824 and $13,720 of unamortized debt premium)             110,376           111,720
9 1/2% Senior secured notes due 2000                                --             4,523
Industrial revenue bonds                                         7,000             7,000
Subordinated note payable (net of unamortized
  debt discount of $709 and $886)                                6,394             6,129
Other                                                            7,371             8,335
                                                              --------          --------
                                                               685,578           738,810

Less current portion                                             4,347            12,161
                                                              --------          --------

Long-term debt-unrelated parties                              $681,231          $726,649
                                                              ========          ========

Long-term debt-related party consists of:

Foamex/GFI Note                                               $ 34,000          $ 38,800
                                                              ========          ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

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

       Principal Payments

       Principal payments on Foamex L.P.'s long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $1.3 million; 1999 - $7.2 million; 2000 - $40.9 million; 2001 -
$6.9 million; 2002 - $2.9 million; 2003 - $147.8 million and thereafter - $500.8 million.

6.    EARLY EXTINGUISHMENT OF DEBT

       In connection with the General Felt transaction, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $3.1 million. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, in connection with the refinancing plan of Foamex International's indebtedness, Foamex International incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income taxes of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In addition, during 1997 Foamex L.P. incurred extraordinary losses of approximately $0.6 million (net of income taxes of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of its Perfect Fit Industries, Inc. subsidiary. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.      RELATED PARTY TRANSACTIONS

       Effective February 27, 1998, Foamex L.P. entered into the Supply Agreement (see Note 2) (i) whereby Foamex Carpet may purchase from Foamex L.P. finished prime, rubber and rebond carpet cushion at the lessor of cost plus 4.7% or fair market value, (ii) Foamex L.P. may purchase from Foamex Carpet nonwoven textile fiber products at the lessor of cost plus 15% or fair market value, and
(iii) either party may purchase from the other trim foam and other raw materials and supplies for the lessor of the price paid for such raw materials or fair market value. Prior to February 27, 1998, Foamex L.P. had sales and purchases with General Felt based on an established intercompany transfer price which was adjusted to comply with the transfer pricing regulations of the Internal Revenue Code, as amended, if necessary. During the quarterly periods ended September 30, 1998 and September 28, 1997, Foamex L.P. sold approximately $43.6 million and $37.1 million, respectively, to Foamex Carpet and purchased from Foamex Carpet approximately $4.8 million and $0.3 million, respectively. During the year to date periods ended September 30, 1998 and September 28, 1997, Foamex L.P. sold approximately $110.0 million and $109.6 million, respectively, to Foamex Carpet and purchased from Foamex Carpet approximately $7.4 million and $1.1 million, respectively.

       In connection with the General Felt transaction (see Note 2), Foamex L.P. and Foamex Carpet entered into a Management Services Agreement whereby Foamex L.P. will provide certain administrative functions on behalf of Foamex Carpet at a cost basis. During the quarterly and year to date periods ended September 30, 1998, Foamex L.P. received $1.2 million and $1.8 million, respectively, for services provided to Foamex Carpet.

       During the year to date period ended September 30, 1998, Foamex L.P. incurred approximately $0.5 million of interest expense on a $38.8 million note due to General Felt. On February 27, 1998, Foamex L.P. repaid approximately $4.8 million of this note, and the balance was replaced by the Foamex/GFI Note. The Foamex/GFI Note was retained by Foam Funding LLC in connection with the transfer of General Felt. During the quarterly and year to date periods ended September 30, 1998, Foamex L.P. incurred approximately $0.6 million and $1.4 million, respectively, of interest expense on the Foamex/GFI Note (see Note 2).

       Foamex L.P. had a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International would purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believed that the terms of the Supply Agreement were no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the quarterly period ended September 28, 1997, Foamex L.P. purchased approximately $31.4 million of raw material under the Supply Agreement. During the year to date periods ended September 30, 1998 and September 28, 1997, Foamex L.P. purchased approximately $15.0 million and $94.4 million, respectively, of raw materials under the Supply Agreement. Effective March 30, 1998, Foamex L.P. had discontinued utilizing the Supply Agreement to purchase its raw materials.

       Foamex L.P. chartered an aircraft (which is owned by a wholly-owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.2 million and $0.3 million during the quarterly periods ended September 30, 1998 and September 28, 1997, respectively and approximately $0.7 million and $0.9 million during the year to date periods ended September 30, 1998 and September 28, 1997, respectively.

       On December 11, 1996, Foamex L.P. entered into a Tax Distribution Advance Agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. As of September 30, 1998, there were $13.6 million of advances to Foamex International under this agreement.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.     ENVIRONMENTAL MATTERS

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During the year to date period ended September 30, 1998, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of September 30, 1998, Foamex L.P. has accruals of approximately $3.4 million for environmental matters. In addition, as of September 30, 1998 Foamex L.P. has net receivables of approximately $0.6 million relating to indemnification for environmental liabilities. Foamex L.P. believes that realization of the receivables established for indemnification is probable.

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

       In addition to general regulatory requirements, state laws have resulted or will result in more stringent regulations regarding the use and emission of methylene chloride. Several former Crain facilities have been required to meet greater restrictions regarding emission limits and/or quantities used of this chemical.

       On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of Foamex International's manufacturing processes. Foamex International does not believe that it will be required to make any material expenditures to comply with these new standards due to its use of alternative technologies which do not use methylene chloride and its ability to shift production to facilities which use these technologies; however, material expenditures may be required at the facilities formerly operated by Crain.

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of September 30, 1998, Foamex L.P. has accruals of approximately $2.8 million for the remaining potential remediation costs for these facilities based on estimates.

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

9.     LITIGATION

       As of November 16, 1998, Foamex L.P. and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court. Some of these transactions allege substantial damages, but most of these actions allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits may increase. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. is indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification in the future. While it is not feasible to predict or determine the outcome of these actions, based on Foamex L.P.'s present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. If Foamex L.P.'s assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     LITIGATION (continued)

       On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County (the "Court"), against Foamex International, directors of Foamex International, Trace Holdings, and individual officers and directors of Trace Holdings: Brickell Partners v. Marshall S. Cogan, et al., No. 16260NC; Mimona Capital v. Salvatore J. Bonanno, et al., No. 16259NC; Daniel Cohen v. Foamex International Inc., No. 16263; Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267. A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation Consolidation Action, No. 16259NC was entered by the Court on May 28, 1998 (the "Shareholders Litigation"). The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holdings' initial proposal to acquire all of the outstanding shares of Foamex International's common stock. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Court following notice to the stockholders and a hearing, and on September 9, 1998, the parties entered into a definitive Stipulation of Settlement. On November 10, 1998, counsel for certain of the defendants in the Stockholder Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement. On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an amended class action complaint against Foamex International, Trace Holdings and certain individual directors of Foamex International alleging that (i) they breached their fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holding's revised proposal to acquire all of the outstanding shares of Foamex International's common stock, (ii) the individual defendants violated the Delaware Code in approving the Merger Agreement (as hereinafter defined), and (iii) Trace Holdings breached the Stipulation of Settlement.

       Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. Management believes that the disposition of these lawsuits will not individually or in the aggregate, have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.'s consolidated financial position.

10.     COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the quarterly and year to date periods ended September 30, 1998 and September 28, 1997 is comprised of the following:

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.     COMPREHENSIVE INCOME (continued)

                                                  Quarterly Period Ended          Year to Date Period Ended
                                              September 30,   September 28,    September 30,   September 28,
                                                  1998              1997             1998            1997
                                                                          (thousands)
Net income                                      $ 15,826         $  9,553         $ 34,872        $ (3,385)
Foreign currency translation adjustments          (1,130)             (62)            (900)           (230)
                                                --------         --------         --------        --------
Total comprehensive income                      $ 14,696         $  9,491         $ 33,972        $ (3,615)
                                                ========         ========         ========        ========

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)

                                                              September 30,    December 28,
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

       During 1997, Foamex L.P.'s products were utilized primarily in four businesses: (i) Foam Products, consisting of cushioning foams, including bedding, furniture, packaging, health care and foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture, (ii) Carpet Cushion Products, consisting of carpet padding and related products, (iii) Automotive Products, consisting of automotive trim, laminates and other accessories, and
(iv) Technical Products, consisting of reticulated and other specialty foams used for reservoiring, gasketing and sealing.

       On November 5, 1998, Trace Holdings, Trace Merger Sub, Inc. and Foamex International entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Trace Merger Sub will be merged with and into Foamex International (the "Merger") and each outstanding share of common stock (except for shares owned by the Trace Holdings shareholders, shares owned by Foamex International and shares owned by the stockholders who perfected their appraisal rights in accordance with the Delaware law) will be converted into the right to received $12.00 in cash, without interest. Also on November 5, 1998, Trace Holdings terminated the prior Merger Agreement among the parties by delivering a Notice of Termination to Foamex International. Trace Holdings terminated the prior Merger Agreement because the financing condition contained in the prior Merger Agreement was incapable of being satisfied on or prior to December 31, 1998.

       Consummation of the Merger is subject to various conditions, including, among others: (i) the approval and adoption of the Merger Agreement by (A) the affirmative vote of holders of a majority of the outstanding shares of Common Stock entitled to vote thereon, and (B) the affirmative vote of a majority of the independent Shares (as defined) voting with respect to the Merger, (ii) the absence of any injunction preventing consummation of the Merger, (iii) the obtaining of financing for the transactions contemplated by the Merger Agreement on terms and conditions and in amounts reasonably satisfactory to Trace, and
(iv) other conditions that may be waived by the parties, including: the absence of any action, suit, claim or legal, administrative or arbitral proceeding or investigation pending before any governmental entity seeking to restrain or prohibit, or to obtain damages in respect of, the Merger Agreement or the consummation of the transactions contemplated thereby.

       In April 1998, Foamex L.P.'s facility in Orlando, Florida was damaged by a fire which recommenced the manufacturing of Foam Products in mid-September 1998. During this idle period, Foamex L.P. supplied local customers from other facilities. Foamex L.P. believes that it has adequate insurance coverage for business interruption and damages to the facility associated with the fire; however, there can be no assurance that the fire will not have a significant impact on Foamex L.P.'s financial position or operations.

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

       No gain has been recognized on the General Felt net assets transferred to Foam Funding LLC and repurchased by Foamex International. Foamex International will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Rivera facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since Foamex International leased-back the facility.

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

Quarterly Period Ended September 30, 1998 Compared to Quarterly Period Ended September 28, 1997

Results of Operations

       Net sales for the third quarter of 1998 were $300.3 million as compared to $233.4 million in the third quarter of 1997, an increase of $66.9 million or 28.7%. Foam Products net sales for the third quarter of 1998 increased to $155.6 million from $89.8 million in the third quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Carpet Cushion Products net sales for the third quarter of 1998 decreased 28.8% to $51.3 million from $72.0 million in the third quarter of 1997 primarily due to the transfer of General Felt offset by the net sales from the Crain Acquisition. Automotive Products net sales for the third quarter of 1998 increased 40.6% to $73.6 million from $52.3 million in the third quarter of 1997 primarily due to increased volume associated with above normal volume to General Motors and General Motor suppliers following the settlement of the General Motor labor dispute. This above normal level of volume is not expected to continue. Technical Products net sales for the third quarter of 1998 increased 2.6% to $19.8 million from $19.3 million in the third quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 16.1% for the third quarter of 1998 from 16.3% in the third quarter of 1997 primarily due to a shift in product mix for 1998 as a result of the Crain Acquisition and transfer of General Felt offset by increased purchasing leverage. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex L.P.'s historical gross

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

profit margins.

       Selling, general and administrative expenses decreased primarily due to the transfer of General Felt offset by additional expenses from Crain's operations.

       Income from operations increased to $34.1 million for the third quarter of 1998 from $22.5 million in the third quarter of 1997 primarily due to the Crain Acquisition and other items discussed above..

       Income before extraordinary loss increased to $15.8 million for the third quarter of 1998 as compared to $9.5 million for the third quarter of 1997. The increase is primarily due to the increase in income from operations discussed above offset by an increase of approximately $5.0 million in interest and debt issuance expense and an increase of $1.4 million in other income (expense), net associated with certain financial and legal advisors used by Foamex International in the buyout proposal and foreign currency loss in Mexico and Canada. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

Year to Date Period Ended September 30, 1998 Compared to Year to Date Period Ended September 28, 1997

Results of Operations

       Net sales for the year to date period ended September 30, 1998 were $873.6 million as compared to $702.4 million for the year to date period ended September 28, 1997, an increase of $171.2 million or 24.4%. Foam Products net sales for the year to date period ended September 30, 1998 increased to $450.6 million from $259.7 million for the year to date period ended September 28, 1997 primarily due to the net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Carpet Cushion Products net sales for the year to date period ended September 30, 1998 decreased 24.3% to $162.6 million from $214.9 million for the year to date period ended September 28, 1997 primarily due to the transfer of General Felt and reduction of rebond selling prices as compared to 1997 and product mix offset by net sales from the Crain operations. Automotive Products net sales for the year to date period ended September 30, 1998 increased 16.3% to $199.3 million from $171.4 million for the year to date period ended September 28, 1997 primarily due to increased volume. Technical Products net sales for the year to date period ended September 30, 1998 increased 8.2% to $61.1 million from $56.4 million for the year to date period ended September 28, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 16.4% for the year to date period ended September 30, 1998 from 17.9% in the year to date period ended September 28, 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex International's historical gross profit margins. Also, the gross profit was lower since Foamex International carried the full individual operating costs of both organizations during the first half of 1998.

       Income from operations increased to $91.8 million for the year to date period ended September 30, 1998 from $78.7 million in the year to date period ended September 28, 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss decreased to $38.1 million for the year to date period ended September 30, 1998 as compared to $42.2 million for the year to date period ended September 28, 1997. The decrease is primarily due the increase in income from operations, offset by an increase of approximately $12.0 million in interest and debt issuance expense and an increase of $3.2 million of other income (expense), net associated with certain fees and financial and legal advisors used by Foamex International in the buyout proposal and foreign currency losses in Mexico and Canada. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The extraordinary loss on early extinguishment of debt of approximately $3.2 million during the year to date period ended September 30, 1998 primarily relates to the write-off of debt issuance costs with debt extinguishment in connection with the GFI Transaction and the redemption of the senior secured notes. The extraordinary loss on early extinguishment of debt of approximately $45.5 million during the year to date period ended September 28, 1997 primarily relates to the write-off of debt issuance costs with debt extinguished in connection with the June 1997 refinancing plan.

Foamex Capital Corporation ("FCC")

       FCC is solely a co-issuer of certain indebtedness of Foamex L.P. and has no other material operations.

Liquidity and Capital Resources

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of Foamex L.P. could be impaired if Foamex L.P. was to fail to comply with any of the covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of September 30, 1998 and expects to be in compliance with the covenants for the foreseeable future.

       Cash and cash equivalents decreased $7.3 million during 1998 to $2.1 million at September 30, 1998 from $9.4 million at December 28, 1997 primarily due to an increase of cash used by the operating assets and liabilities and cash used for capital expenditures, offset by increased revolving credit borrowings. Working capital increased $60.8 million during 1998 to $186.9 million at September 30, 1998 from $126.1 million at December 28, 1997 primarily due to changes in net operating assets (as discussed below), a decrease in current portion of long-term debt and a net increase in other current assets and liabilities. The decrease in current portion of long-term debt is primarily due to the assumption of Foamex L.P.'s long-term debt by Foam Funding LLC in connection with the General Felt transaction. The net increase in other current assets and liabilities is primarily associated with the timing of payments for prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, accounts receivables from related parties, inventories, accounts payable and accounts payable related parties) increased $14.6 million during 1998 to $177.1 million at September 30, 1998 from $162.5 million at December 28, 1997 primarily due to increases in accounts receivable, accounts receivable related party, decreases in accounts payable and accounts receivable related party. The increase in accounts receivable is primarily due to an increase in net sales for September 1998 as compared to December 1997. The decrease in accounts payable and in account payable related party is primarily due to the timing of payments.

       As of September 30, 1998, there were $137.0 million of revolving credit borrowings under the Credit Facility and approximately $50.0 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $13.1 million. Borrowings by Foamex Canada as of September 30, 1998 were $3.6 million under Foamex Canada's revolving  credit  agreement  with unused  availability  of  approximately  $1.7 million.

       Cash flow used for operating activities was $27.0 million for the year to date period ended September 30, 1998 as compared to cash provided by of $8.8 million for the year to date period ended September 28, 1997. This decrease is primarily due to (i) a reduction in operating cash results, (ii) cash used for an increase in accounts receivable and other receivables associated with the timing of receipts and (iii) a reduction in accounts payable and accounts payable related party associated with the timing of payments.

       Cash flow used for investing activities decreased to $36.2 million for the year to date period ended September 30, 1998 from $125.1 million for the year to date period ended September 28, 1997 primarily due to the use of $105.8 million of cash during 1997 to purchase the outstanding FJPS discount debentures in connection

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with the refinancing plan.

       Cash flow provided by financing activities decreased to $55.9 million for the year to date period ended September 30, 1998 as compared to cash provided of $96.4 million for the year to date period ended September 28, 1997. The decrease is due to greater net borrowings during the year to date period ended September 28, 1997 primarily relating to the June 1997 refinancing plan as compared to net cash borrowings during the year to date period ended September 30, 1998 primarily for working capital needs and to fund distributions relating to the General Felt transaction.

       Certain credit agreements and promissory notes of Foamex L.P. and/or Foamex Carpet pursuant to which approximately $500.0 million of debt has been issued, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of Senior Subordinated Notes contain provisions that provide the holders of such Senior Subordinated Notes with the right to require the issuers thereof to repurchase such Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace Holdings falls below certain specified ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace Holdings. Trace Holdings has informed Foamex International that it has substantial debt obligations due at the end of December 1998 and currently does not have the financial resources to pay these obligations. Trace Holdings intends to seek waivers and/or modifications of such indebtedness; however, there can be no assurance that such waivers and/or modifications will be achieved. If Trace
Holdings were to default on its indebtedness and the holders of such indebtedness or other Trace Holdings creditors were to foreclose on or otherwise attach the common stock held by Trace Holdings, such event could trigger the acceleration and put rights described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that Foamex International or its subsidiaries would be able to do so. Trace Holdings has informed Foamex International that it anticipates that if the proposed merger is consummated it will be able to satisfy or restructure its outstanding obligations.

       Interest Rate Swaps

       In September 1998, Foamex International sold its existing interest rate swap agreements for a net gain of approximately $1.0 million which is being amortized over the life of the debt.

       The effect of Foamex International's interest rate swap agreements was a favorable adjustment to interest and debt issuance expense of $0.3 million and $0.5 million for the quarterly periods ended September 30, 1998 and September 28, 1997, respectively and $0.7 million and $2.2 million for the year to date periods ended September 30, 1998 and September 28, 1997, respectively.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 30, 1998 was $3.4 million. In addition, as of September 30, 1998 Foamex L.P. has net receivables of $0.6 million for indemnification of environmental liabilities from former owners. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

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

Year 2000 Compliance

       Foamex International uses multiple business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 problem". The Year 2000 problem arises from computer programs that have been written using two digits rather than four to designate the year. Date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which may cause operational disruptions.

       Foamex International is in the process of the remediation of their business information computer systems. Foamex International is also in the process of the conversion of the former Crain systems to Foamex International's standard business information computer systems. The replacement of these systems will increase the integration of systems and allow employees at different locations to share financial information and operations information more effectively. Remediation of Foamex International business information computer systems and the conversion of the former Crain systems should be completed in 1998. These systems and software are Year 2000 compliant, thus handling the majority of Foamex International's Year 2000 business systems requirements.

       Foamex International has a Year 2000 Executive Sponsor Team with representatives of Foamex International. The Year 2000 Executive Sponsor Team is providing direction to the Year 2000 Steering Committee within the organization. The Steering Committee is in the process of completing an assessment of the state of readiness of the Information Technology ("IT") and non-IT systems of Foamex International. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of significant customers and suppliers.

       The Year 2000 assessment process for each facility consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The inventory, assessment, remediation and testing phases should be completed in 1998, with fail safe testing and final implementation taking place in 1999. The progress of these phases as of September 30, 1998 is summarized as follows:

       The total estimated spending of $2.4 million for Foamex International represents a midpoint of an estimated range between $2.1 million and $2.7 million. These spending estimates will be refined as phases of the assessment are completed. Spending is funded by cash generated from operations. Preliminary estimates indicate that from 25 to 35 percent of the estimated costs could qualify for capitalization.

       Management believes that all significant systems controlled by Foamex International will be Year 2000 ready in the last half of 1999. While the Steering Committee is communicating readiness to third party customers, as requested, and is assessing the readiness of critical suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. As part of the overall readiness, Foamex International is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. Details of such contingency

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

plans will be determined after the Steering Committee has completed its assessment of both internal and third party systems and the potential for possible failures.

       There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, Foamex International is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment process is expected to provide information that will significantly reduce the level of uncertainty regarding the Year 2000 impact. Management believes that the completion of the assessment as scheduled will help minimize the possibility of any significant disruptions of Company operations.

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

       In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new procedures for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999.

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



                                         FOAMEX L.P.

                                         By:  FMXI, INC.
                                         General Partner


Date:  November 20, 1998                 By:/s/ John A. Feenan
                                            ----------------------------
                                            John A. Feenan
                                            Executive Vice President and
                                            Chief Financial Officer




                                         FOAMEX CAPITAL CORPORATION



Date:  November 20, 1998                 By:/s/ John A. Feenan
                                            ----------------------------
                                            John A. Feenan
                                            Executive Vice President and
                                            Chief Financial Officer