Form 10-K405
period 1998-12-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1999-05-07
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

       Indicate by check mark whether Foamex L.P. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex L.P. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

       Indicate by check mark whether Foamex Capital Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex Capital Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

       None  of  the  voting   securities  of  Foamex  L.P.  or  Foamex  Capital
Corporation are held by non-affiliates.

       As  of  May  3,  1999,   there  were  1,000  shares  of  Foamex   Capital
Corporation's common stock outstanding.

       Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                                       INDEX

                                                                                                               Page
Part I
       Item  1.   Business                                                                                       3
       Item  2.   Properties                                                                                    10
       Item  3.   Legal Proceedings                                                                             11
       Item  4.   Submission of Matters to a Vote
                      of Security Holders                                                                       15
Part II

       Item  5.   Market for Registrant's Common Equity and
                      Related Stockholder Matters                                                               15
       Item  6.   Selected Consolidated Financial Data                                                          15
       Item  7.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                                                             17
       Item  8.   Financial Statements and Supplementary Data                                                   28
       Item  9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                                                    28

Part III

       Item 10.   Directors and Executive Officers of the Registrant                                            28
       Item 11.   Executive Compensation                                                                        28
       Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management                                                                            28
       Item 13.   Certain Relationships and Related Transactions                                                28

Part IV

       Item 14.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                                                                   28

       Signatures                                                                                               36

       The Registrants will furnish a copy of any exhibit to this Form 10-K upon the payment of a fee equal to the Registrants' reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex L.P., a wholly owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the business of manufacturing and distributing flexible polyurethane and advanced polymer foam products. As of December 31, 1998, Foamex L.P.'s operations are conducted directly and through its wholly owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia") and consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 15 to the consolidated financial statements. As of December 31, 1998, Foamex L.P.'s partners were FMXI, Inc. ("FMXI") with a 2% managing general partnership interest and Foamex International with a 98% limited partnership interest. FMXI is a wholly owned subsidiary of Foamex International.

       On March 16, 1999, Foamex International  announced that it had hired John
G. Johnson, Jr. as President, Chief Executive Officer and director of Foamex International following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of Foamex International. Foamex International also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value.

       On March 16, 1998, Foamex International announced that its Board of Directors received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace"), Foamex International's principal stockholder. Trace proposed to acquire all of the outstanding common stock of Foamex International not owned by Trace and its subsidiaries (the "Public Shares") for a cash price of $17.00 per share. As of March 16, 1998, Trace and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of Foamex International. In response to Trace's offer, Foamex International's Board of Directors appointed a special committee to determine the advisability and fairness of the proposed buyout to Foamex International's stockholders other than Trace and its subsidiaries.

       On June 25, 1998, Trace, Trace Merger Sub, Inc., a wholly owned subsidiary of Trace ("Merger Sub"), and Foamex International entered into an Agreement and Plan of Merger (the "First Merger Agreement"). Pursuant to the terms of the First Merger Agreement, Merger Sub would have been merged with and into Foamex International (the "First Merger") and each outstanding share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $18.75 per share in cash. On November 5, 1998, Trace terminated the First Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions.

       On November 5, 1998, Trace, Merger Sub and Foamex International entered into a second Agreement and Plan of Merger (the "Second Merger Agreement"). Pursuant to the terms of the Second Merger Agreement, Merger Sub would have been merged with and into Foamex International (the "Second Merger") and each outstanding share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $12.00 per share in cash. Trace delivered a letter to Foamex International, dated January 8, 1999 (the "Notice of Termination"), terminating the Second Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions.

       In connection with the First Merger Agreement and the Second Merger Agreement, Foamex L.P. commenced but did not close a debt tender offer, a debt exchange offer, and an internal corporate restructuring and refinancing. The costs of these offerings were paid by Foamex International.

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions designed to simplify the structure of Foamex International and Foamex L.P. and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions; (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt Industries, Inc. ("General Felt") entered into a Supply Agreement and an Administrative Services Agreement and (ii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. to Foamex International. As part of these transactions, Foamex Fibers, Inc. ("Foamex Fibers"), a wholly owned subsidiary of General Felt, was merged with and into General Felt, and Foamex LLC was merged into its parent entity Foamex L.P. In addition, FMXI and Crain
Industries, Inc. ("Crain"), both wholly owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet conducts the carpet cushion business previously conducted by General Felt.

       No gain has been recognized on the General Felt transaction. The net impact of the GFI transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity.

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of Foamex L.P. which are identified as forward-looking, Foamex L.P. notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability of Foamex L.P. to negotiate amendments of its debt agreements, Foamex L.P.'s ability to continue operations as a viable going concern, raw material price increases, general economic conditions, the level of automotive production, carpet cushion production and housing starts, the completion of various restructuring/consolidation plans, Foamex L.P.'s capital and debt structure, litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Foamex L.P. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Foamex L.P. are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by Foamex L.P. or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

       The principal executive offices of Foamex L.P. are located at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and its telephone number is (610) 859-3000.

       References in this Annual Report on Form 10-K to "Foamex L.P." mean Foamex L.P. and, where relevant or applicable, its subsidiaries.

Flexible Polyurethane Foam and Advanced Polymer Foam Products

       Foamex L.P. is one of the largest manufacturers and distributors of flexible polyurethane and advanced polymer foam products in North America. Foamex L.P.'s operating segments include: (i) foam products, consisting of (a) cushioning foams for bedding, furniture, packaging and health care applications and (b) foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture, (ii) carpet cushion products, consisting of carpet padding and related products, (iii) automotive products, consisting of automotive trim, laminates and other products, (iv) technical products, consisting of reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. See Note 15 to the consolidated financial statements for further discussion of operating segments.

       Foamex L.P. has a diverse customer base in each of its principal operating segments. Foam products such as cushioning foams are sold to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline. In addition, foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture are sold to retailers such as Wal-Mart, Kmart and JC Penney. Carpet cushion products such as carpet underlay are sold to Foamex Carpet, which in turn sells to distributors and major floor covering retailers such as Sears, CarpetMax and Home Depot. Automotive products such as automotive foam products and laminates are sold to original equipment manufacturers ("OEMs"), including Ford, General Motors and DaimlerChrysler, and major tier one suppliers such as Lear Corporation and Johnson Controls. Technical products such as specialty and technical foams which consist of reticulated foams and other customized polyester and polyether foams used for filtration and reservoiring in a wide variety of applications are sold by companies such as Hewlett-Packard and Briggs & Stratton.

       Foam Products

       Foamex L.P. distributes foam products both directly and indirectly through independent fabrication operations. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses, the furniture industry for seating products and the retail industry for a broad range of products such as leisure furniture, futons, bean bag chairs, floor pillows and pet beds. The foam products are generally sold in large volumes on a regional basis because of high shipping costs.

       Foamex L.P.'s bedding products are sold to mattress manufacturers such as Sealy, Simmons, Serta, and Spring Air, both directly and indirectly, through independent fabrication operations. Foamex L.P. also supplies cut-to-size seat cushions, back cushions and other pieces to the furniture industry, including to Berkline, Action, and Schnadig. The consumer products group, acquired as part of the acquisition of Crain in 1997 (the "Crain Acquisition"), sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout the United States.

       The development and introduction of value added products continues to be a priority of Foamex L.P. including viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials and products incorporating Reflex(R). Reflex(R), one of Foamex L.P.'s most recent product introductions was created using the VPF(R) manufacturing process. Reflex(R) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Foamex L.P. has also introduced high efficiency thermal management foam products for applications such as work gloves and outerwear.

       Carpet Cushion Products

       Foamex L.P. manufactures and distributes carpet cushion products to Foamex Carpet which include prime, bonded, sponge rubber and felt carpet cushion. Prime carpet cushion is made from polyurethane foam buns, whereas bonded carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. In accordance with a supply agreement with Foamex Carpet, if requested by Foamex Carpet, Foamex L.P. is required to supply all of Foamex Carpet's requirements for carpet cushion products. (See Note 13 to the consolidated financial statements.) Foamex Carpet's carpet cushion products are marketed through floor covering retailers such as Sears, Carpet Max and Home Depot.

       Automotive Products

       Foamex L.P. is one of the largest suppliers of automotive foam products for the North American operations of OEMs. Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by Foamex L.P. either directly to the manufacturers or indirectly through sub-suppliers. Automotive products are used for trim pads, door panel parts, headliners, acoustical purposes, flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

       Domestic automotive manufacturers have narrowed their supply base during recent years, and increased the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of automotive foam products since automotive suppliers are increasingly offering integrated systems which lower the overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed by the OEMs.

       Foamex L.P.'s new product development and flexible manufacturing capabilities allow it to produce quality automotive foam products to satisfy changing specifications. Examples of Foamex L.P.'s ability to react to changing industry requirements include its development of thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, Foamex L.P. is one of the first suppliers to introduce a thermoformable headliner, Customfit(R), made from rigid polyurethane foam. In addition, Foamex L.P. recently introduced Isoguard(TM), which is a rubber gasket material for the automotive and household appliance industries. Also, the use of tri-laminates has increased due to manufacturers' need for significant cost savings and consumer demand for improved aesthetics. Foamex L.P. intends to increase its production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

       Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. Foamex L.P. has achieved and expects to maintain the highest quality ratings awarded to foam suppliers by automotive manufacturers. In addition, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by the United States automotive manufacturers. In 1996, Foamex L.P. completed QS-9000 and ISO-9001 certification for its eight domestic facilities which supply the automotive industry. Foamex L.P. was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

       Technical Products

       Foamex L.P. believes that it is one of the foam industry's prime innovators and producers of industrial, specialty, consumer and safety foams (collectively, "Technical Products"). Technical Products consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids. Felting and lamination with other foams or materials give these composites specific properties.

       Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, ink pad reservoirs, high speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other Technical Products have unique characteristics such as flame retardancy and fluid absorption. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes, diapers and cosmetic applications.

       Foamex L.P. uses advertising in trade journals and related media in order to attract customers and, more generally, to increase an awareness of its capabilities for Technical Products. In addition, due to the highly specialized nature of most Technical Products, Foamex L.P.'s research staff works with customers to design, develop and manufacture each product to specification. Foamex L.P.'s Technical Products customers include Hewlett-Packard and Briggs & Stratton.

       Other

       Other consists primarily of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. See Note 15 to the consolidated financial statements.

       Marketing and Sales

       As of December 31, 1998, Foamex L.P. has a marketing and sales force of approximately 120 employees. Foamex L.P.'s executive vice presidents direct sales efforts for each operating segment.

       Foam products are sold directly by Foamex L.P. to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, Foamex L.P. distributes foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture to retailers such as Wal-Mart, Kmart and JC Penney. Foamex L.P.'s foam-based consumer products sales efforts are primarily regionally based with salespersons selling to local accounts. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

       Carpet cushion products are sold to Foamex Carpet, which in turn sells to distributors and major floor covering retailers such as Sears, CarpetMax and Home Depot.

       Foamex L.P. has been a leading supplier of automotive products to OEMs, including Ford, General Motors and DaimlerChrysler for more than 30 years. Foamex L.P. is also the primary supplier of automotive products to certain tier one suppliers, including Lear Corporation and Johnson Controls. Foamex L.P. competes for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

       Foamex L.P.'s Technical Products are used for filtration and reservoiring in a wide variety of applications by companies such as Hewlett-Packard and Briggs & Stratton. Foamex L.P. markets most of its Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. Such fabricators or distributors often further process Technical Products or finish such products to meet the specific needs of end user. Foamex L.P.'s specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

       International Operations and Export Sales

       Foamex L.P.'s net sales for its foreign based operations and export sales, primarily in Canada and Mexico, for 1998, 1997, and 1996 were $122.4 million (10.6% of net sales), $85.0 million (9.1% of net sales), and $76.0 million (8.2% of net sales), respectively. Foamex L.P.'s remaining net sales are primarily from customers located in the United States.

       Customers

       During 1998, sales to Foamex Carpet accounted for approximately $139.2 million of Foamex L.P.'s net sales. However, other than Foamex Carpet, no one customer accounted for more than 10.0% of Foamex L.P.'s net sales during the past three years. Customers that represent more than 10% of an operating segment's net sales are Sealy in foam products, Foamex Carpet in carpet cushion products, and Lear Corporation and Johnson Controls in automotive products. The loss of any one of these customers would have a material adverse effect on

Foamex L.P. During the year ended December 31, 1998, net sales to the five largest customers, excluding Foamex Carpet, comprised approximately $272.0 million or 23.5% of Foamex L.P.'s net sales.

       Manufacturing and Raw Materials

       As  of  December  31,  1998,  Foamex  L.P.  conducted  operations  at  63 manufacturing and distribution facilities with a total of approximately 8.4 million square feet of floor space. Foamex L.P. believes that its manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service Foamex L.P.'s major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within a 200 to 300 mile radius.

       Foamex L.P.'s fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabrication foam is sold to customers and is utilized by Foamex L.P. to produce its foam-based consumer products. Scrap foam, generated in connection with the fabrication of foam products, is used by Foamex L.P. to produce rebond carpet cushion or sold to Foamex Carpet in connection with a supply agreement.

       Raw materials account for a significant portion of the manufacturing costs of Foamex L.P. and, historically, the price of raw materials has been cyclical and volatile. Foamex L.P. generally has alternative suppliers for each major raw material and Foamex L.P. believes that it could find alternative sources of supply should it cease doing business with any one of its major suppliers. Foamex L.P. attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that Foamex L.P. will be successful in implementing selling price increases or that competitive pricing pressure will not require Foamex L.P. to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the inability of Foamex L.P. to implement, selling price increases to offset raw material cost increases. For example, Foamex L.P.'s results of operations in 1998, 1997 and 1996 were adversely affected by net unrecovered raw material costs. Furthermore, there can be no assurance that chemical or other suppliers will not increase raw material costs in the future or that Foamex L.P. will be able to implement selling price increases to offset any such raw material cost increases.

       The two principal chemicals used in the manufacture of flexible polyurethane foam are TDI and polyol. Lyondell Chemical Company (formerly, ARCO Chemical Company), BASF Corporation, Bayer Corporation and The Dow Chemical Company are Foamex L.P.'s largest suppliers of TDI and polyol. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil and natural gas prices. Since September 1994, suppliers of TDI and polyol have increased the price of these raw materials several times. Significant increases in these raw material prices could have a material adverse effect on the financial condition or results of operations of Foamex L.P.

       A key raw material used in the manufacture of carpet cushion is scrap foam. Foamex L.P. internally generates a substantial portion of the scrap foam used in the production of rebond carpet cushion from its other operations. Historically, the market price of rebond carpet cushion has fluctuated with the market price of scrap foam. Thus, while Foamex L.P.'s gross margins with respect to the portion of rebond carpet cushion produced with scrap foam purchased on the open market are fairly constant, Foamex L.P.'s gross margins with respect to the portion of rebond carpet cushion produced with internally generated scrap foam are subject to significant variation based on the market price of rebond carpet cushion.

       Employees

       As of December 31, 1998, Foamex L.P. employed approximately 5,675 persons, with 5,170 of such employees involved in manufacturing, 385 in administration and 120 involved in sales and marketing (these numbers include approximately 240 employees terminated during the first quarter of 1999).
Approximately 1,200 of these employees are located outside the United States. Also, approximately 1,050 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates from 1999 through 2002. Foamex L.P. considers relations with its employees to be good.

       Competition

       The flexible polyurethane foam industry is highly competitive. With respect to flexible polyurethane foam, competition is based primarily on price, quality of products and service. Foamex L.P.'s competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Future Foam, Inc. None of such competitors compete in all of the operating segments in which Foamex L.P. does business.

       Patents and Trademarks

       Foamex L.P. owns various patents and trademarks registered in the United States and in numerous foreign countries. The registered processes and products were developed through ongoing research and development activities to improve quality, reduce costs and expand markets through development of new applications for flexible polyurethane foam products. While Foamex L.P. considers its patents and trademarks to be a valuable asset, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent upon any individual patent, trademark or tradename.

       Research and Development

       Foamex L.P. believes it has a leading research and development capability in the flexible polyurethane foam industry. Foamex L.P.'s primary research and development facility is located in Eddystone, Pennsylvania. Foamex L.P. employs approximately 41 full-time research and development employees. Expenditures for research and development amounted to $3.3 million, $2.4 million, and $2.5 million for 1998, 1997, and 1996, respectively, excluding expenditures by Crain for research and development prior to its acquisition.

       Foamex L.P. and Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer and former partner in Foamex L.P., have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future. Foamex L.P., Recticel and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(R) manufacturing process. Foamex L.P., Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation.

ITEM 2.  PROPERTIES

       As of December 31, 1998, Foamex L.P. conducted its operations at 63 manufacturing and distribution facilities, including five facilities which Foamex L.P. intends to close as part of its restructuring/consolidation activities primarily associated with the Crain Acquisition, of which 18 were owned and 45 were leased. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.3 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 5.1 million square feet. Fifty-five of these facilities are located in 36 cities throughout the United States, four facilities are located in two cities in Canada and four facilities are located in three cities in Mexico. The 1999 annual base rental with respect to such leased facilities is approximately $8.8 million under leases expiring from 1999 to 2007. Foamex L.P. does not anticipate any problem in renewing or replacing any of such leases expiring in 1999. In addition, Foamex L.P. has approximately 1.1 million square feet of idle space of which approximately 0.5 million is leased.

       Foamex L.P. maintains administrative and sales offices in Linwood, Pennsylvania; Fort Smith, Arkansas; Atlanta, Georgia; St. Louis, Missouri; Southfield, Michigan; and New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1998, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of December 31, 1998, Foamex L.P. had accruals of approximately $3.5 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnification due to the financial difficulties of Trace (see Note 1 to consolidated financial statements).

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. does not believe implementation of the regulation will require it to make material expenditures due to Foamex L.P.'s use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities which use such alternative technologies. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       In addition to federal regulatory requirements, state laws have resulted or could result in more stringent regulations regarding the use and emission of certain chemicals. For example, in California, methylene chloride usage was phased out at the end of 1995, while in Kent, Washington, a former Crain facility, pursuant to consent decrees as well as applicable laws, must over a period of time phase out methylene chloride usage. Foamex L.P. believes that use of methylene chloride in certain applications can be reduced to be in compliance with certain state and federal laws. Specifically, through the development of the Enviro-Cure(R) process, which uses ambient or refrigerated air to remove the heat of reaction during the foam curing process and various carbon dioxide processes, Foamex L.P. believes that it can reduce its methylene chloride usage. Foamex L.P. has installed the Enviro-Cure(R) process at its manufacturing facilities in Compton, California; San Leandro, California; Elkhart, Indiana; Tupelo, Mississippi; and Conover, North Carolina and carbon dioxide systems at its Compton, California; Eddystone, Pennsylvania; Kent, Washington; Corry, Pennsylvania; and Orlando, Florida plants. There can be no assurance however, that each of these processes can successfully reduce emissions of methylene chloride in every product formulation to levels within applicable state and federal standards or that future changes in regulations governing the use or emissions of specific chemicals will not have a material impact on Foamex L.P.

       Foamex L.P. has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, and Cornelius facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. has accruals of $2.5 million for the estimated cost of completing remediation at these facilities. Foamex L.P. is in the process of addressing potential contamination at the Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be material.

       Federal regulations required that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. Foamex L.P. has upgraded all operating tanks at its facilities in accordance with these regulations. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

       On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of Foamex L.P.'s manufacturing processes. Foamex L.P. does not believe that it will be required to make any material expenditures to comply with these new standards.

       Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to eight sites with an estimated total liability to Foamex L.P. for the eight sites of less than $1.0 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the liability of Foamex L.P. is not considered to be material.

       Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, Foamex L.P. believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Legal Proceedings

       Stockholder Litigation

       Beginning on or about March 17, 1998, six actions (collectively the "Stockholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of Foamex International. The Stockholder Litigation, purportedly brought as class actions on behalf of all stockholders of Foamex International, named Foamex International, certain of its directors, certain of its officers, Trace and Merger Sub as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of Foamex International unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of Foamex International for $17.00 per share. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Stockholders Litigation, Consolidated Civil Action, No. 16259NC was entered by the Court on May 28, 1998. Foamex L.P. is not party to the Stockholder Litigation.

       The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Stockholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for the Public Shares owned by stockholders of Foamex International unaffiliated with Trace and its subsidiaries (the "Public Stockholders") to be converted into the right to receive $18.75 in cash, without interest.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Stockholders, the dismissal of the Stockholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, Foamex International and the individual defendants in the Stockholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing to consider whether the settlement should be approved for October 27, 1998 (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, Foamex International agreed to pay the cost, if any, of sending notice of the settlement to the Public Stockholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Stockholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of Foamex International's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and Foamex International issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

       On November 10, 1998, counsel for certain of the defendants in the Stockholder Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement in light of the notice given by Trace to Foamex International and the special committee of the Board of Directors on November 5, 1998 whereby Trace terminated the First Merger Agreement on the grounds that the financing condition in the First Merger Agreement was incapable of being satisfied.

       On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named Foamex International, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Stockholders in connection with the Second Merger, that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

       The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs or the purported class or any breach of the Stipulation of Settlement. The defendants intend to vigorously defend the Stockholder Litigation.

       In addition, on or about November 18, 1998, a putative class action was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock of Foamex International between March 16, 1998 and October 19, 1998, naming Trace as defendant and alleging that Trace breached a contract between the putative class members and Trace. By order dated January 8, 1999, the Court transferred the action to the United States District Court for the Southern District of New York. Trace made a motion to dismiss the action on February 8, 1999, which motion is pending before the Court, and the Court has stayed all discovery in the action until the motion is decided. Neither Foamex International, Foamex L.P. nor any of the individual directors of Foamex International are named as defendants in this litigation.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004 (DC), was filed in the United States District court for the Southern District of New York naming as defendants Foamex International, Trace and certain officers and directors of Foamex International on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. Foamex L.P. is not a party to such suit. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated
Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The compliant seeks class certification, a declaration that defendants violated the federal securities law, an award of money damages, and costs and attorneys', accountants' and experts' fees. The defendants intend to vigorously defend the action. To date, no response to the complaint has been made and no discovery or other proceedings have taken place.

       Breast Implant Litigation

       As of April 16, 1999, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 4,321 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace has paid Foamex L.P.'s litigation expenses to date from insurance proceeds Trace received, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace's consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

       Other Litigation

       On April 14, 1999, Foamex International received communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace, Foamex International and Foamex L.P., which previously have been disclosed in Foamex International's and Foamex L.P.'s periodic filings. Foamex International's Board of Directors, in consultation with its special counsel, is in the process of evaluating such communications and what actions, if any, to take with respect thereto.

       In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. Foamex L.P. is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor, however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action. Such action could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

       Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of Foamex L.P. that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.'s consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     a) Foamex L.P. is a privately-held limited partnership. There is no established public trading market for its securities.

     b) As of December 31, 1998, there were two holders of Foamex L.P.'s equity securities.

     c) During 1998 and 1997, Foamex L.P. made net cash distributions in accordance with tax sharing agreements of approximately $0.3 million and $8.8 million, respectively, at December 31, 1998, Foamex L.P. has a receivable of approximately $1.2 million from its partners in accordance with the tax sharing agreement.

                                                                         Tax Sharing Distributions
                                                                        1998                    1997
                                                                      --------                --------
                                                                                (thousands)
       FMXI, Inc.                                                        $  6                 $   80
       Foamex International Inc.                                          287                  8,371
       Trace Foam Company, Inc.                                             -                     80
       Foamex-JPS Automotive L.P.                                           -                    306
                                                                         ----                 ------
                                                                         $293                 $8,837
                                                                         ====                 ======

       1998 Distributions

       On February 27, 1998, Foamex L.P. distributed $20.0 million in cash pro rata to its partners, such distribution was funded with borrowings under the Foamex L.P. credit facility.

       1997 Distributions

       In connection with the June 1997 refinancing plan, Foamex L.P. made the following distributions: a $2.0 million promissory note of Foamex International, a $56.2 million aggregate principal amount ($35.6 million accreted value) note of Foamex-JPS Automotive L.P. ("FJPS") and $116.7 million aggregate principal amount of FJPS discount debentures were distributed pro rata to FJPS (a 98% limited partner) and to FMXI (a 1% managing general partner). Concurrently, Foamex L.P. distributed approximately $1.5 million in cash to Trace Foam Company, Inc. (a 1% non-managing general partner).

       Limitations on Distributions

       The Foamex L.P. Credit Agreement and the Indentures for the 9 7/8% senior subordinated notes due 2007 and the 13 1/2% senior subordinated notes due 2005 restrict the ability of Foamex L.P. to make distributions to its partners.

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

                                                                        Fiscal Year(1)(2)
                                                  1998(3)(4)     1997(6)     1996(7)      1995(8)      1994
                                                  ----------    ---------   ---------    --------    --------
                                                                          (thousands)
Statements of Operations Data:
     Net sales                                   $1,155,918      $931,095    $926,351     $862,834    $833,660
     Income (loss) from continuing operations        (5,869)       11,265      53,661      (48,126)     38,011
     Net income (loss)                               (9,064)      (37,294)      9,699      (53,243)     39,241

Balance Sheet Data (at period end):
     Total assets                                  $768,528      $834,068    $586,157     $605,892    $654,176
     Long-term debt, classified as current (5)      723,478        12,161      13,735        8,511      12,123
     Long-term debt                                       -       726,649     392,617      433,956     441,757
     Partners' equity (deficit)                    (196,037)     (156,302)     12,832      (12,604)     52,548

(1) Foamex L.P. changed its fiscal year to the calendar year during 1998. Prior to the change, Foamex L.P. had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented prior to 1998 was comprised of 52 weeks.

(2) Fiscal years 1994 through 1995 were restated for discontinued operations and fiscal years 1994 and 1995 were restated for the contribution of Foamex Mexico.

(3) Includes net restructuring and other credits of $10.1 million (see Note 4 to the consolidated financial statements).

(4) The 1998 financial statements have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Foamex L.P. was not in compliance with certain debt covenants and is seeking amendments; however, there can be no assurance that such amendments will be obtained and therefore Foamex L.P. has reclassified the majority of its long-term debt as current, which raises substantial doubt about Foamex L.P.'s ability to continue as a going concern. In addition, Foamex L.P. has been informed by Trace that Trace has substantial debt obligations and may not have the financial resources to pay these obligations when due within the near future. As a result, Trace creditors could foreclose or otherwise attach Foamex International's stock. Such an event may result in the acceleration of substantially all of Foamex L.P.'s debt. Management's plans in regard to these matters are described in
     Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(5) Included in long-term debt, current portion as of December 31, 1998 is approximately $715.8 million of long-term debt that was classified as current. Foamex L.P. is in the process of negotiating amendments to the debt covenants described in (4) above to become compliant with its debt agreements. There can be no assurance, however, that the covenants will be amended. See Note 1 to the consolidated financial statements.

(6) The Statements of Operations Data includes restructuring and other charges of $21.1 million, (see Note 4 to the consolidated financial statements), but does not include the results of operations of Crain which was acquired December 23, 1997, since the effect is insignificant. The Balance Sheet Data included the estimated fair value of the net assets acquired in the Crain Acquisition.

(7) Includes restructuring credits of $6.4 million (see Note 4 to consolidated financial statements).

(8)  Includes restructuring and other charges of $39.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 1998, Foamex L.P.'s operations consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 15 to the consolidated financial statements. For periods prior to February 27, 1998, the consolidated financial statements included the operations and cash flows of General Felt. Foamex L.P. entered into the GFI Transaction which transferred these operations to Foamex International. (See Note 9 to the consolidated financial statements for further discussion.) The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of Foamex L.P. included in this Annual Report on Form 10-K.

       The accompanying financial statements have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements and under "Liquidity and Capital Resources" below, Foamex L.P. is not in compliance with certain financial covenants contained in the agreements governing approximately $415.4 million principal amount of indebtedness. Such non-compliance provides that the lenders under those agreements, upon the notice and lapse of time can declare all of such indebtedness to be due. To date the lenders have not exercised such rights and have granted Foamex L.P. waivers of such covenants through May 5, 1999, which has been extended through June 30, 1999, to enable Foamex L.P. to negotiate an amendment of such covenants; there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current on Foamex L.P.'s financial statements. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default, and substantially all of Foamex L.P.'s long-term debt would become due. Therefore, Foamex L.P. has reclassified approximately $715.8 million of long-term debt as current. Such classification raises substantial doubt about Foamex L.P.'s ability to continue as a going concern. In addition, Foamex L.P. has been informed by Trace that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed Foamex L.P. that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness secured by Foamex International's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on Foamex International's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of Foamex L.P. as described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that Foamex L.P. or its subsidiaries would be able to do so. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. In December 1998, Foamex L.P. established a reserve of $2.4 million against operating receivables due from Trace. The financial statements do not include any further adjustments that might result from the outcome of these uncertainties.

       On March 16, 1999, Foamex International  announced that it had hired John
G. Johnson, Jr. as President, Chief Executive Officer and director of Foamex International following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of Foamex International. Foamex International also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value.

       In 1998, Foamex International received an unsolicited buyout proposal from Trace, Foamex International's principal stockholder. Foamex International entered into the First Merger Agreement and the Second Merger Agreement that were subsequently terminated by Trace. See "Business - General".

       Acquisitions and Disposition

       On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed the GFI Transaction. See "Business - General". As a result of the GFI Transaction, General Felt was transferred to Foam Funding LLC in exchange for the assumption of $129.0 million of Foamex L.P.'s indebtedness, and the transfer to Foamex L.P. of Foam Funding LLC's 1% non-managing general partnership interest, and Foamex L.P. recorded transaction expenses of approximately $1.5 million as other expense and an extraordinary loss on early extinguishment of debt in the amount of approximately $3.2 million. In connection with the GFI Transaction, Foamex L.P. distributed $20.0 million in cash pro rata to its partners, such distribution was funded with borrowings under the Foamex L.P. Credit Agreement.

       On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings Corp. ("Crain Holdings") for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) and contributed all of the assets of Crain, subject to all of the liabilities of Crain, to Foamex L.P. In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. In connection with the Crain Acquisition, Foamex L.P. approved a restructuring/consolidation plan for the two entities. Foamex L.P. recorded restructuring charges of $21.1 million during 1997 relating to the restructuring of Foamex L.P.'s operations in connection with the Crain Acquisition and related transactions. In addition, during 1997 Foamex L.P. recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain facilities acquired in the Crain Acquisition.

       On October 6, 1997, Foamex L.P. sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sale price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. Foamex L.P. used the net proceeds of the sale to reduce borrowings under an existing credit facility by approximately $38.8 million. Foamex L.P. incurred an extraordinary loss on early extinguishment of debt of approximately $0.9 million.

       On June 12, 1997, Foamex International substantially completed a refinancing plan (the "1997 Refinancing Plan") designed to reduce Foamex International's interest expense and increase its financing flexibility. The 1997 Refinancing Plan included a tender offer by Foamex L.P. to purchase $373.0 million of Foamex L.P.'s existing public debt and approximately $116.7 million principal amount of FJPS discount debentures. Also, the 1997 Refinancing Plan included the payment of $5.2 million of term loan borrowings under an existing credit facility and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. Foamex L.P. purchased $342.3 million of its public debt and the $116.7 million of FJPS discount debentures under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $44.5 million. The 1997 Refinancing Plan was funded by $347.0 million of borrowings under a new credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million principal amount of senior subordinated notes. As a result of the 1997 Refinancing Plan, Foamex L.P.'s total long-term debt increased by $150.1 million. Foamex L.P. has increased interest expense as compared to the debt structure prior to the 1997 Refinancing Plan. However, the 1997 Refinancing Plan reduced Foamex International's consolidated interest expense even after giving effect to the additional borrowings. Foamex L.P.'s future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the 1997 Refinancing Plan, variable rate debt comprised a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past. In connection with the 1997 Refinancing Plan, Foamex L.P. made the distributions described under Item 5 above.

       On October 1, 1997, Foamex L.P. redeemed approximately $26.2 million of the approximately $30.7 million of Foamex L.P.'s outstanding public debt that was not tendered as part of the 1997 Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $2.1 million. The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the 1997 Refinancing Plan was defeased in February 1998 and redeemed in June 1998.

       During 1996, Foamex L.P. sold Perfect Fit Industries, Inc. ("Perfect Fit") which comprised the home comfort products business segment of Foamex L.P. The consolidated financial statements of Foamex L.P. were restated for discontinued operations and include a net loss of $41.8 million (net of $1.2 million income tax benefit) on the disposal of this business segment, which includes provisions for operating losses during the phase-out period. (See Note 9 to the consolidated financial statements).

       General

       Foamex L.P.'s automotive foam customers are predominantly OEMs or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, Foamex L.P.'s sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       Operating results for 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) Foamex L.P.'s debt structure and Foamex L.P.'s ability to successfully amend its Credit Facility and certain other indebtedness, (ii) Foamex L.P.'s capital structure, (iii) continued implementation of the consolidation plan with Crain,
(iv) additional raw material cost increases, if any, by Foamex L.P.'s chemical suppliers, (v) Foamex L.P.'s success in passing on to its customers selling price increases to recover such raw material cost increases and (vi) fluctuations in interest rates.

RESULTS OF OPERATIONS

       In the fourth quarter of 1998 Foamex L.P. adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Restatement Information" ("SFAS No. 131"). SFAS No. 131 requires companies to report information about their business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by an executive vice president who is responsible for developing plans and directing the operations of the segment.

       Foamex L.P.'s reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding industry, furniture industry and the retail industry. The carpet cushion products segment sells prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet through a Supply Agreement. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The Technical Products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

       The "other" column in the table below represents certain foreign manufacturing operations in Mexico and Asia that do not meet the quantitative threshold for determining reportable segments, corporate expenses not allocated to the other operating segments and restructuring and other charges. Total asset information by operating segment is not reported because many of Foamex L.P.'s facilities produce products for multiple operating segments. Data for 1997 and 1996 has been restated to reflect the implementation of SFAS No. 131.

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other         Total
1998
Net sales                        $559,690     $210,313       $285,190         $79,140      $21,585    $1,155,918
Income (loss) from operations      36,253          (58)        17,319          14,919       (2,925)       65,508
Depreciation and amortization      17,418        5,092          4,582           2,615        1,972        31,679

1997
Net sales                        $334,900     $273,920       $225,892         $76,254      $20,129      $931,095
Income (loss) from operations      30,974        8,795         24,885          18,071      (26,393)       56,332
Depreciation and amortization      10,237        4,166          3,309           2,290          880        20,882




                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other         Total

1996
Net sales                        $325,067     $291,338       $227,151         $70,325      $12,470      $926,351
Income from operations             32,431       18,813         28,707          18,208        4,710       102,869
Depreciation and amortization      10,683        4,198          2,874           2,232        1,145        21,132

1998 Compared to 1997

       Net sales for 1998 were $1,155.9 million as compared to $931.1 million in 1997, an increase of $224.8 million or 24.1%. Income from operations increased $9.2 million or 16.3% to $65.5 million for 1998 from $56.3 million in 1997. The increase in net sales and income from operations were primarily associated with the Crain Acquisition in December 1997, restructuring and other credits and the increase in automotive lamination products during the latter part of 1998 which were offset by the impact of the GFI Transaction in February 1998 by which General Felt ceased to be a consolidated subsidiary of Foamex L.P. During 1998, selling, general and administrative expenses increased $7.4 million primarily due to costs associated with the integration of Crain and Foamex L.P. (the "Transition"). Also during 1998, Foamex L.P. recorded income of $14.8 million for the reversal of 1997 restructuring charges and recorded other charges of $4.7 million associated with the impairment of goodwill on the Montreal Canada operations ($2.3 million), and an allowance for receivables due from Trace ($2.4 million).

       Foam Products

       Foam products net sales for 1998 increased 67.1% to $559.7 million from $334.9 million in 1997 and income from operations increased 17.0% to $36.3 million (6.5% of net sales) from $31.0 million (9.2% of net sales). The increases in net sales and income from operations were primarily associated with the Crain Acquisition in December 1997. The decrease in income from operations as a percentage of net sales was primarily the result of (i) costs of $4.0 million associated with the Transition, including inventory adjustments for facilities affected by the consolidation of manufacturing facilities; (ii) operating inefficiencies and logistic costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; (iii) operating losses and inefficiencies of $1.0 million resulting from the fires at Orlando, Florida and Cornelius, North Carolina; (iv) selling price decreases of $0.5 million resulting from competitive pricing pressures due to market share challenges from competitors and (v) the inherently lower margins of Crain when compared to Foamex L.P.'s historical margins. In addition, operating margins decreased in 1998 since Foamex L.P. carried the operating costs of both companies during the Transition.

       Carpet Cushion Products

       Carpet cushion products net sales for 1998 decreased 23.2% to $210.3 million from $273.9 million in 1997 primarily due to the GFI Transaction offset by an increase in net sales associated with the Crain Acquisition in December 1997. Income (loss) from operations decreased to a loss of $0.1 million (0.0% of net sales) from income of $8.8 million (3.2% of net sales). The decreases were primarily associated with the GFI Transaction and increased costs of $1.0 million associated with the Orlando fire and costs related to the Transition of $0.9 million.

       Automotive Products

       Automotive products net sales for 1998 increased 26.2% to $285.2 million from $225.9 million in 1997 and income from operations decreased 30.5% to $17.3 million (6.1% of net sales) from $24.9 million (11.0% of net sales). The increase in net sales was associated with increased volume of lamination products. Income from operations decreased principally as a result of (i) higher costs of $3.0 million incurred during the start up phase of new lamination business at the Mexican border, (ii) contract price reductions of approximately $1.1 million and (iii) losses of $1.0 million associated with the production of thermoformable headliners.

       Technical Products

       Technical Products net sales for 1998 increased 3.8% to $79.1 million from $76.3 million in 1997 and income from operations decreased 17.4% to $14.9 million (18.9% of net sales) from $18.0 million (23.7% of net sales). The increased net sales were primarily associated with Foamex L.P.'s industrial gasketing and sealing products. The decrease in income from operations was primarily associated with a higher mix of lower margin industrial products and production inefficiencies on certain products.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales was associated with the facility in Mexico City that began operations in the second half of 1997. The increase in income from operations was principally from a reversal of $14.8 million of restructuring charges primarily established in 1997, offset by accounts receivable and inventory problems of $8.5 million at the Mexico City facility, start up costs of $2.5 million for Foamex L.P.'s investment in an Asian joint-venture and duplicate administrative costs incurred in connection with the Transition.

       Income (Loss) from Continuing Operations

       Income (loss) from continuing operations decreased to a loss of $5.9 million for 1998 as compared to income of $11.3 million in 1997. The decrease is primarily due to the reasons discussed above, an increase of approximately $21.9 million in interest and debt issuance expense and a decrease in other income (expense) of approximately $6.3 million. The decrease in other income (expense) is primarily due to costs associated with (i) the GFI Transaction, (ii) foreign currency losses in Mexico and Canada and (iii) decreased interest income during 1998 as compared to 1997. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the 1997 Refinancing Plan offset by the net debt reduction associated with the GFI Transaction.

       Income Taxes

       Foamex L.P., as a limited partnership, is not subject to federal and certain state income taxes. However, the consolidated financial statements include a provision for income taxes which primarily relates to certain state income taxes of Foamex L.P. and federal and state income taxes of corporate subsidiaries and subsidiaries located in foreign jurisdictions that file separate income tax returns. See Note 11 to the consolidated financial statements.

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt in 1998 of $3.2 million was primarily associated with the write-off of debt issuance costs in connection with the GFI Transaction. The extraordinary loss on early extinguishment of debt in 1997 of $48.6 million primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in connection with the 1997 Refinancing Plan.

1997 Compared to 1996

       Net sales for 1997 were $931.1 million as compared to $926.4 million in 1996, an increase of $4.7 million or 0.5%. The increase in net sales was primarily associated with the foam products segment due to higher sales volume of bedding related products and expansion of facilities in Mexico City. Income from operations was $56.3 million for 1997 as compared to $102.9 million in 1996. The decrease was primarily due to unrecovered raw material cost increases, product mix change to lower margin products, 1997 restructuring and other charges of $21.1 million as compared to a restructuring credit of $6.4 million in 1996, and an increase in selling, general and administrative expenses of $9.1 million for 1997 as compared to 1996. The 1997 restructuring and other charges related to the restructuring of Foamex L.P.'s operations in connection with the Crain Acquisition. The increase in selling, general and administrative expenses is the result of increases in the provision for uncollectible accounts, employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

       Foam Products

       Foam products net sales for 1997 increased 3.0% to $334.9 million from $325.1 million in 1996 primarily due to increased net sales volume from both new and existing customers of bedding related products. Income from operations decreased 4.5% to $31.0 million (9.2% of net sales) from $32.4 million (10.0% of net sales). The decreases were primarily associated with unrecovered material cost increases offset by an increase in net sales.

       Carpet Cushion Products

       Carpet cushion products net sales for 1997 decreased 6.0% to $273.9 million from $291.3 million in 1996. Income from operations decreased 53.2% to $8.8 million (3.2% of net sales) from $18.8 million (6.5% of net sales). The decrease was primarily associated (i) the sale in October 1997 of the Dalton, Georgia facility which manufactured needlepunch, tufted carpeting, and artificial grass products and had net sales of approximately $8.3 million in the fourth quarter of 1996, (ii) reduction in rebond carpet cushion selling prices due to lower trim material costs, and (iii) a shift in product mix from higher price carpet cushion to lower price carpet cushion.

       Automotive Products

       Automotive products net sales for 1997 decreased 0.6% to $225.9 million from $227.2 million in 1996. Income from operations decreased 13.3% to $24.9 million (11.0% of net sales) from $28.7 million (12.6% of net sales). The decrease in operating margin was associated with a shift in product mix to increased volume of lower margin lamination products from higher margin roll goods.

       Technical Products

       Technical Products net sales for 1997 increased 8.5% to $76.3 million from $70.3 million in 1996 primarily due to increased net sales volume of commercial and industrial products. Income from operations decreased slightly to $18.1 million (23.7% of net sales) in 1997 as compared to $18.2 million (25.9% of net sales) in 1996. The decrease in percentage of income from operations to net sales was primarily associated with a higher mix of lower margin industrial products in 1997 as compared to higher margin commercial products in 1996.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales was primarily associated with the expansion of facilities in Mexico City. The decrease in income from operations was primarily associated with the start up in Mexico City and $21.1 million of restructuring and other charges in 1997 as compared to $6.4 million of restructuring and other credits in 1996.

       Income (Loss) from Continuing Operations

       Income from continuing operations was $11.3 million for 1997 as compared to $53.7 million in 1996. The decrease is primarily due to the reasons cited above and an increase in interest and debt issuance expense of $1.0 million.

       Income Taxes

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

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt in 1997 of $48.6 million primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in connection with the 1997 Refinancing Plan.

Liquidity and Capital Resources

       Liquidity

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, (provided that such Credit Facility is successfully amended, as described below) will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. amended its Credit Facility in March 1999. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was greater than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, which has been extended through June 30, 1999, of the financial covenants contained in the Credit Facility and certain events of default arising out of its Mexican operations, in order to enable it to negotiate a further amendment of the Credit Facility. There can be no assurance that such an amendment will be obtained, and the failure to obtain such an amendment would have a material adverse effect on Foamex L.P. and Foamex International.

       Certain credit agreements and promissory notes of Foamex L.P. pursuant to which approximately $440.2 million of debt has been issued contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock of Foamex International. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace. Trace had previously informed Foamex L.P. that it had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay these obligations. Subsequently, Trace informed Foamex L.P. that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness collaterialized by Foamex International's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such collateralized indebtedness were to foreclose on Foamex International's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of Foamex L.P. as described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that Foamex L.P. would be able to do so.

       The accompanying financial statements have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Foamex L.P. is not in compliance with certain financial covenants contained in the agreements governing approximately $415.4 million principal amount of indebtedness. Such non-compliance provides the lenders under those agreements, with the right, upon the notice and lapse of time to declare all of such indebtedness to be due. To date the lenders have not exercised such rights and have granted Foamex L.P. a waiver of such covenants through May 5, 1999, which has been extended through June 30, 1999, to enable Foamex L.P. to negotiate an amendment of such covenants; there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current on Foamex L.P.'s financial statements. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default, and substantially all of Foamex L.P.'s long-term debt would become due. Therefore, Foamex L.P. has reclassified approximately $715.8 million of long-term debt as current. Such classification raises substantial doubt about Foamex L.P.'s ability to continue as a going concern. In addition, Foamex L.P. has been informed by Trace that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed Foamex L.P. that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness collateralized by Foamex International's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such collateralized indebtedness were to foreclose on Foamex International's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of Foamex L.P. as described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that Foamex L.P. would be able to do so. In December 1998, Foamex L.P. established a reserve of $2.4 million against operating receivables due from Trace. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       Foamex L.P. has reclassified all of its debt from long-term debt to reflect such debt as current liabilities. If, however, Foamex L.P. is able to amend the relevant covenants in its credit agreements and other financial arrangements, Foamex L.P. may be able to reclassify the liabilities as long-term debt. However, there can be no assurance that Foamex L.P. will be able to obtain the necessary amendments, or if obtained, that it will once again be able to classify such liabilities as long-term.

       Cash and cash equivalents decreased $6.2 million during 1998 to $3.2 million at December 31, 1998 as compared to $9.4 million at December 28, 1997 primarily due to the loss from operations. Cash and cash equivalents decreased $11.6 million during 1997 to $9.4 million at December 28, 1997 from $21.0 million at December 29, 1996 primarily due to the decrease in operating results offset by less cash used for the operating assets and liabilities. Excluding the reclassification of other long-term debt to current, working capital decreased $11.3 million during 1998 to $114.8 million at December 31, 1998 from $126.1 million at December 28, 1997 primarily due to a reduction in net operating assets and an increase in accrued liabilities, offset by a decrease in accrued restructuring and plant consolidation costs. Net operating assets and liabilities (comprised of accounts receivable, accounts receivable from related parties, inventories, accounts payable and accounts payable to related parties) decreased $16.1 million to $148.0 million at December 31, 1998 as compared to $164.1 million at December 28, 1997. The decrease was primarily due to: (i) a net decrease in accounts receivable and accounts receivable related party and
(ii) a net increase in accounts payable and accounts payable from related parties offset by (iii) an increase in inventories. The net decrease in accounts receivable and accounts receivable related parties was primarily associated with the GFI Transaction by which General Felt ceased to be a consolidated subsidiary of Foamex L.P. The increase in inventories was primarily due to year-end purchases of raw materials to maintain favorable pricing with chemical suppliers and projected net sales during the first quarter of 1999. In addition, inventories increased because of lower than anticipated sales during the month of December 1998. The net increase in accounts payable and accounts payable related parties is primarily associated with the year-end purchase of raw material inventories and the termination of a supply agreement between Foamex L.P. and Foamex International. The decrease in accrued restructuring and plant consolidation costs is primarily associated with the payment of costs for closure of facilities during 1998 and the reversal during 1998 of restructuring charges previously recorded in 1997. The increase in other accrued liabilities is primarily associated with an increase in workers compensation liabilities and $7.3 million of checks issued to be funded under the Credit Facility, offset by other general decreases. Working capital decreased $11.0 million during 1997 to $126.1 million at December 28, 1997 from $137.1 million at December 29, 1996 primarily due to the decrease of cash and cash equivalents and accrued restructuring and plant consolidation costs. Net operating assets and liabilities (comprised of accounts receivable, accounts receivable from related parties, inventories and accounts payable and accounts payable to related parties) increased $21.5 million during 1997 to $164.1 million at December 28, 1997 from $142.6 million at December 29, 1996 primarily due to increases in accounts receivable and inventories offset by an increase in accounts payable. These increases were primarily associated with the Crain Acquisition. Foamex L.P.'s restructuring/consolidation plan includes accruals of approximately $9.5 million of cash charges of which $2.5 million is expected to be paid during 1999.

       As of December 31, 1998, there were $139.4 million of revolving credit borrowings at an average interest rate of 7.89% under the Credit Facility with $6.5 million available for borrowings and approximately $49.1 million associated with letters of credit outstanding which are supported by the Credit Facility. Borrowings by Foamex Canada Inc. as of December 31, 1998 were approximately $2.9 million, at an interest rate of 7.25%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $2.3 million.

       Cash Flow from Operating Activities

       Cash flow from continuing operations was a negative $27.8 million and a positive $22.0 million and $36.7 million in 1998, 1997, and 1996, respectively. Cash flow from continuing operations decreased in 1998 as compared to 1997 primarily as a result of the loss from continuing operations, as described above, cash used for restructuring and plant consolidations and an increased use of cash by the operating assets and liabilities. Cash flow from continuing operations decreased in 1997 as compared to 1996 primarily as a result of the use of approximately $24.4 million of cash for payments and costs associated with the debt extinguishment during 1997 and reduced operating results offset by a decreased use of cash by the operating assets and liabilities.

       Cash Flow from Investing Activities

       From the beginning of 1996 through 1998, Foamex L.P. spent approximately $88.2 million on capital improvements. The expenditures included: (i) the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing local demand for foam products; (ii) the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, (iii) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities and (iv) installation of flame laminators to support the increased volume of automotive laminated products. Foamex L.P. expects to reduce capital expenditures from historical levels for the foreseeable future.

       During 1998, the GFI Transaction used cash of approximately $10.2 million consisting of the $4.8 million payment on the Foamex/GFI Note and the fees and other costs.

       On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings for a purchase price of approximately
$213.7  million,  which  was  primarily  funded  with  $118.0  million  of  bank borrowings under the Credit Facility and the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). Fees and expenses associated with the Crain Acquisition were approximately $13.2 million.

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

       Cash Flow from Financing Activities

       In connection  with the GFI  Transaction  in February  1998,  Foamex L.P.
extinguished approximately $125.1 million of term loans under the Credit Facility funded with $129.0 million of cash proceeds from borrowings under new term loan agreements which were subsequently assumed by Foam Funding LLC. In connection with the GFI Transaction, Foamex L.P. distributed $20.0 million in cash pro rata to its partners, such distribution was funded with borrowings under the Foamex L.P. Credit Agreement. See Note 9 to the consolidated financial statements.

       On June 12, 1997, Foamex International substantially completed the 1997 Refinancing Plan designed to reduce Foamex International's interest expense and increase its financing flexibility. The 1997 Refinancing Plan included a tender offer to purchase $373.0 million of Foamex L.P.'s existing public debt and approximately $116.7 million of FJPS discount debentures. Also, the 1997

Refinancing Plan included the payment of $5.2 million of term loan borrowings under an existing credit facility and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. Foamex L.P. purchased
$342.3 million of its public debt and the $116.7 million principal amount of FJPS discount debentures under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $44.5 million. The 1997 Refinancing Plan was funded by $347.0 million of borrowings under the Credit Facility and the net proceeds from the issuance of $150.0 million principal amount of senior subordinated notes. As a result of the 1997 Refinancing Plan, Foamex L.P.'s total long-term debt increased by $150.1 million. Foamex L.P. expects the 1997 Refinancing Plan to result in increased interest expense as compared to the debt structure prior to the 1997 Refinancing Plan, assuming no material changes in interest rates. Foamex L.P.'s future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the 1997 Refinancing Plan, variable rate debt comprised a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past. In connection with the 1997 Refinancing Plan, Foamex L.P. made the distributions described under Item 5 above.

       On October 1, 1997, Foamex L.P. redeemed approximately $26.2 million of the approximately $30.7 million of its outstanding public debt that was not tendered as part of the 1997 Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $2.1 million. The remaining outstanding public debt of $4.5 million that was not tendered as part of the 1997 Refinancing Plan was defeased in February 1998 and redeemed in June 1998.

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

       Foamex L.P. made cash distributions to its partners, pursuant to a tax sharing agreement, of approximately $0.3 million, $8.8 million and $3.5 million in 1998, 1997 and 1996, respectively. Also, in connection with the GFI Transaction in February 1998, Foamex L.P. made a $20.0 million distribution to its partners. In connection with the 1997 Refinancing Plan, Foamex L.P. made the distributions described under Item 5 above. See Note 14 to the consolidated financial statements.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of December 31, 1998 was $3.5 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. See "Legal Proceedings - Environmental Matters."

Inflation and Other Matters

       There was no significant impact on Foamex L.P.'s operations as a result of inflation during the prior three year period; however, during 1998, 1997 and 1996, Foamex L.P.'s results of operations were adversely affected by raw material cost increases. Foamex L.P. attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that Foamex L.P. will be successful in implementing selling price increases or that competitive pricing pressure will not require Foamex L.P. to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the inability of Foamex L.P. to implement, selling price increases to offset raw material cost increases. For example, Foamex L.P.'s results of operations in 1998, 1997 and 1996 were adversely affected by net unrecovered raw material costs. See "Results of Operations" for a discussion of the impact of raw material price increases. In some circumstances, market conditions or customer expectations may prevent Foamex L.P. from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

Year 2000 Compliance

       Foamex L.P. uses numerous business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 Problem". The Year 2000 Problem arises from computer programs that were written using two digits rather than four to designate the year. In connection with the Year 2000 Problem, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations which would cause significant operational disruptions.

       Foamex L.P. has a Year 2000 Executive Sponsor Team comprised of representatives of Foamex L.P. The Year 2000 Executive Sponsor Team is providing direction to and receiving reports from the Year 2000 Steering Committee (the "Steering Committee") within the organization. The Steering Committee has completed an assessment of the state of readiness of the Information Technology ("IT") and non-IT systems of Foamex L.P. These assessments cover desktop computers, environmental systems, manufacturing systems (including laboratory information systems), field instrumentation, and significant third party vendor and supplier systems, which include employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of Foamex L.P.'s significant customers and suppliers.

       The Year 2000 assessment process for each facility consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of required remediation actions, if any, and testing and implementation of these solutions. The inventory, assessment, remediation and testing phases were completed at the end of 1998, with fail safe testing and final implementation currently taking place in 1999. The progress of these phases as of March 31, 1999 is summarized as follows.

       Foamex L.P. completed the inventory and assessment phases of the project by December 31, 1998. These phases consisted of a visit to each critical location by team members to promote awareness of the project and verify the initial inventory provided by the contact at each facility. Testing plans were developed which included correspondence with suppliers regarding date-sensitive devices. In addition, local management was advised of their roles and responsibilities in connection with the Year 2000 Problem.

       Foamex L.P. completed the remediation and testing of critical business information computer systems as of December 31, 1998. The completion of these phases included the modification of several million lines of system code, the conversion of the systems acquired from Crain to standard business information computer systems, upgrading system hardware and operating system software, testing of the applicable systems in a development testing area, and the migration of the remediated systems into the production environment.

       Foamex L.P. estimates it will spend $2.0 million in connection with the Year 2000 Problem. The spending estimate will be refined as phases of the project are completed. Spending on the Year 2000 Problem is funded by cash generated from operations.

       Management believes that all significant systems controlled by Foamex L.P. will be Year 2000 ready in the latter half of 1999. While the Steering Committee is communicating readiness to third party customers, as requested, and is assessing the readiness of critical suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. As part of the overall response to the Year 2000 Problem, Foamex L.P. is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. Details of such contingency plans will be determined after the Steering Committee has completed its assessment of its supply chain, other third parties and the potential for possible failures.

       There is inherent uncertainty in connection with the Year 2000 Problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, Foamex L.P. is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment, remediation, and testing process continues to provide information in order to reduce the level of uncertainty regarding the impact of the Year 2000 Problem. Management believes that if Foamex L.P.'s solutions to the Year 2000 Problem are completed as scheduled such solutions may help minimize the possibility of significant disruptions to Foamex L.P.'s operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       An index to the financial statements and the required financial statement schedule is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

PART III

       The information required by this Part III (Items 10, 11, 12, and 13) is not applicable since Foamex L.P. is a wholly owned subsidiary of Foamex International.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statements and Schedules
       Foamex L.P. and Subsidiaries:
         Report of Independent Accountants                                                                      F-2
         Consolidated Balance Sheets as of December 31, 1998 and December 28, 1997                              F-3
         Consolidated Statements of Operations for the years ended 1998, 1997 and 1996                          F-5
         Consolidated Statements of Cash Flows for the years ended 1998, 1997 and 1996                          F-6
         Consolidated Statements of Partners' Equity (Deficit) for the years ended 1998, 1997 and 1996          F-7
         Notes to Consolidated Financial Statements                                                             F-8
       Foamex Capital Corporation:
         Report of Independent Accountants                                                                     F-37
         Balance Sheets as of December 31, 1998 and December 28, 1997                                          F-38
         Notes to Balance Sheets                                                                               F-39
       Foamex L.P. and Subsidiaries Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts                                                        S-2

   (b) Reports on Form 8-K

               Form 8-K, dated October 16, 1998 reporting the termination of the
                First Merger Agreement.

               Form 8-K,  dated  November 4, 1998 reporting the change in fiscal year from 52-53 week to calendar year for Foamex International, Foamex L.P., and Foamex Capital Corporation.

               Form 8-K,  dated  November 5, 1998  reporting  the signing of the
                Second Merger Agreement.

               Form 8-K, dated January 8, 1999 reporting the  termination of the
                Second Merger Agreement.

               Form 8-K, dated March 11, 1999 reporting press release  involving preliminary earnings, appointment of John G. Johnson, Jr. and amendments to credit agreements, guarantee and promissory notes.

               Form 8-K,  dated April 20, 1999  reporting  update to preliminary earnings.

   (c) Exhibits

2.1(x) - Transfer Agreement, dated as of February 27, 1998, by and between Foam Funding LLC and Foamex L.P.

2.2(x) - Asset Purchase Agreement, dated as of February 27, 1998, by and among Foamex Carpet Cushion, Inc. ("Foamex Carpet"), Foamex International Inc. ("Foamex International"), Foam Funding LLC and General Felt Industries, Inc. ("General Felt").

2.3(z) - Agreement and Plan of Merger, dated as of November 5, 1998, by and among Foamex International, Trace International Holdings, Inc. and Trace Merger Sub Corp.

2.4(aa) - Agreement and Plan of Merger, dated as of June 25, 1998, by and among Trace International Holdings, Inc., Trace Merger Sub, Inc. and Foamex International Inc.

2.5(z) - Notice of termination of Agreement and Plan of Merger, dated as of November 5, 1998, from Trace International Holdings, Inc. to Foamex International Inc.

3.1(a)         - Certificate of Limited Partnership of Foamex L.P.

3.2.1(a) - Fourth Amended and Restated Agreement of Limited Partnership of Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"), as general partners, and Foamex International, as a limited partner (the "Partnership Agreement").

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

3.2.5(x)       - Fourth Amendment to the Partnership  Agreement,  dated February
               27, 1998.

3.3(y)         - Certificate of Incorporation of FMXI.

3.4(y)         - By-laws of FMXI.

3.5(k)         - Certificate  of  Incorporation  of Foamex  Capital  Corporation
               ("FCC").

3.6(k)         - By-laws of FCC.

3.7.1(a)       - Certificate of Incorporation of Foamex International.

3.7.1(dd)      -  Amendment   to   Certificate   of   Incorporation   of  Foamex
               International.

3.7.2(cc)      - Certificate of  Incorporation  of Foamex Carpet  Cushion,  Inc.
               ("Foamex Carpet")

3.8(a)         - By-laws of Foamex International.

3.8.1(cc)      - By-laws of Foamex Carpet.

4.1.1(d) - Indenture, dated as of June 12, 1997, by and among Foamex L.P., FCC, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.

4.1.2(v) - First Supplemental Indenture, dated as of December 23, 1997, between Foamex LLC ("FLLC") and The Bank of New York, as trustee, relating to the 9 7/8% Notes.

4.1.3(x) - Second Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors, General Felt, Foamex Fibers, Inc. (`Foamex Fibers"), and FLLC, as withdrawing guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Notes.

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

4.4.1.2(bb)    - Amendment No. 2 to Foamex L.P.  Credit  Agreement,  dated March
               11, 1999.

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

4.4.30(bb)     -  Amendment  No.  1  to  Second  Amended  and  Restated   Foamex
               International Guaranty, dated March 11, 1999.

4.4.31(bb)     - Amendment No. 1 to Foamex International  Guaranty,  dated March
               12, 1999.

4.4.32 - Foamex Patent Agreement, dated as of June 12, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.

4.4.33 - Trademark Security Agreement, dated as of June 12, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.

4.5(u) - Commitment letter, dated July 17, 1997, from The Bank of Nova Scotia to Foamex Canada Inc.

4.6(a) - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").

4.7(a) - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").

4.8(a) - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").

4.9.1(p) - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.

4.9.2(p) - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.

4.10.1(x)      - Credit  Agreement,  dated as of February 27, 1998, by and among
               Foamex Carpet, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents.

4.10.2(x)      - Foamex International  Guaranty,  dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.

4.10.3(x)      - Foamex International Pledge Agreement, dated as of February 27,
               1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.

4.10.4(x)      - New GFI Security Agreement, dated as of February 27, 1998, made by Foamex  Carpet in favor of Citicorp  USA,  Inc., as Collateral
               Agent.

4.10.5(x)      - New GFI Intercreditor Agreement, dated as of February 27, 1998, by  and  among  Foamex  Carpet,  The  Bank  of  Nova  Scotia,  as
               Administrative  Agent, and Citicorp USA, Inc., as  Administrative
               Agent and Collateral Agent.

4.10.6(x)      - FII Intercreditor Agreement,  dated as of February 27, 1998, by and between  Foamex  International  and Citicorp  USA,  Inc.,  as
               Collateral Agent.

4.10.7(dd)     - Amendment No. 1 to Foamex L.P.  Credit  Agreement,  dated as of
               October 30, 1998.

4.10.8(bb)     - Amendment No. 2 to Foamex L.P.  Credit  Agreement,  dated March
               12, 1999.

4.10.9(dd)     -  Amendment  No.  1  to  Foamex  Carpet  Cushion,   Inc.  Credit
               Agreement, dated October 30, 1998.

4.10.10(bb)    -  Amendment  No.  2  to  Foamex  Carpet  Cushion,   Inc.  Credit
               Agreement, dated March 12, 1999.

4.11.1(x)      - Promissory  Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.

4.12.1(x)      - Promissory  Note of Foamex  Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.

4.12.2(bb)     - Amendment to Promissory Note, dated March 15, 1999.

4.13(dd) - Waiver, dated as of April 15, 1999 to the Credit Agreement, dated as of February 27, 1998, among Foamex Carpet Cushion, Inc., the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citicorp USA, Inc. and The Bank of Nova Scotia as Administrative Agents.

10.1.1(p)      -  Amendment  to  Master  Agreement,  dated  as of June 5,  1997, between Citibank, N.A. and Foamex L.P.

10.1.2(p)      -  Amended  Confirmation,  dated  as of June  13,  1997,  between
               Citibank, N.A. and Foamex L.P.

10.1.3(w)      - Amended  Confirmation,  dated as of February  2, 1998,  between
               Citibank, N.A. and Foamex L.P.

10.2(h) - Reimbursement Agreement, dated as of March 23, 1993, between Trace Holdings and General Felt.

10.3(h) - Shareholder Agreement, dated December 31, 1992, among, Recticel, s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to foam technology sharing arrangement.

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

10.7.2(d)      - First  Amendment  to First  Amended  and  Restated  Tax Sharing
               Agreement, dated as of June 12, 1997, by and among Foamex L.P., Foamex International, FMXI and Trace Foam.

10.7.3(w)      - Second  Amendment  to First  Amended and  Restated  Tax Sharing
               Agreement,  dated as of December  23,  1997,  by and among Foamex
               L.P., Foamex International, FMXI, and Trace Foam.

10.7.4(y)      - Third  Amendment  to First  Amended  and  Restated  Tax Sharing
               Agreement,  dated as of February 27, 1998, by and between  Foamex
               L.P., Foamex International and FMXI.

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

10.10.5(u)     - The Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The Foamex
               Products  Inc.  Hourly  Employee  Retirement  Plan),  as  amended
               December 31, 1995.

10.10.6(u)     - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.

10.10.7(a)     - Foamex L.P.'s 1993 Stock Option Plan.

10.10.8(a)     - Foamex L.P.'s Non-Employee Director Compensation Plan.

10.11.1(o)     -  Employment  Agreement,  dated as of February  1, 1994,  by and between Foamex L.P. and William H. Bundy.

10.11.2(dd)    -  Employment  Agreement,  dated as of  March  16,  1999,  by and between Foamex International and John G. Johnson, Jr.

10.12.1(a)     - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.

10.12.2(a)     - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.

10.13(t) - Warrant Agreement, dated as of June 28, 1994, by and between Foamex International and Shawmut Bank.

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

10.17(y) - Tax Sharing Agreement, dated as of February 27, 1998, between Foamex International and Foamex Carpet.

10.18.1(w)     - Joint  Venture  Agreement  between Hua Kee Company  Limited and
               Foamex Asia, Inc., dated as of July 8, 1997.

10.18.2(w)     - Loan Agreement between Hua Kee Company Limited and Foamex Asia,
               Inc., dated as of July 8, 1997.

27             - Financial Data Schedule for the year ended December 31, 1998.
----------------------------

(a)  Incorporated   herein  by  reference  to  the  Exhibit  to  Foamex   L.P.'s
     Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the fiscal year ended January 1, 1995.

(c) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred May 28, 1997.

(d) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred June 12, 1997.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

(f) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 1996.

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

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 29, 1996.

(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 2, 1995.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex International on Form S-4, Registration No. 333-30291.

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

(w) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733, filed February 6, 1998.

(x) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.

(y) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the fiscal year ended December 28, 1997.

(z) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on November 5, 1998.

(aa) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 25, 1998.

(bb) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on March 11, 1999.

(cc) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4/A, Registration No. 333-45733, filed May 11, 1998.

(dd) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex International for fiscal year ended December 31, 1998.

       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May 1999.

                                  FOAMEX L.P.
                                  By: FMXI, Inc.
                                      General Partner


                                  By: /s/ John A. Feenan
                                      John A. Feenan
                                      Vice President, Treasurer, Chief
                                      Financial Officer and Assistant Secretary

                                  FOAMEX CAPITAL CORPORATION


                                  By: /s/ John A. Feenan
                                      John A. Feenan
                                      Vice President, Treasurer and Chief
                                      Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signatures                                        Title                                           Date

 /s/ Marshall S. Cogan                            Director of FMXI and FCC                        May 7, 1999
----------------------------
Marshall S. Cogan



 /s/ Philip N. Smith, Jr.                         Director of FMXI                                May 7, 1999
---------------------------
Philip N. Smith, Jr.



 /s/ Robert H. Nelson                             Director of FCC                                 May 7, 1999
---------------------------------
Robert H. Nelson



 /s/ Barry Zimmerman                              Director of FCC                                 May 7, 1999
-------------------------------
Barry Zimmerman

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Registrants:
Foamex L.P.:
   Report of Independent Accountants                                                                            F-2
   Consolidated Balance Sheets as of December 31, 1998 and December 28, 1997                                    F-3
   Consolidated Statements of Operations for the years ended 1998, 1997 and 1996                                F-5
   Consolidated Statements of Cash Flows for the years ended 1998, 1997 and 1996                                F-6
   Consolidated Statements of Partners' Equity (Deficit) for the years ended 1998, 1997 and 1996                F-7
   Notes to Consolidated Financial Statements                                                                   F-8

Foamex Capital Corporation:
   Report of Independent Accountants                                                                           F-37
   Balance Sheets as of December 30, 1998 and December 28, 1997                                                F-38
   Notes to Balance Sheets                                                                                     F-39




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Foamex L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Foamex L.P. and its subsidiaries at December 31, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule as of and for each of the three years in the period ended December 31, 1998 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of Foamex L.P.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, during 1998 Foamex L.P. had a loss from continuing operations, net cash used by operating activities and a working capital deficit since it violated certain debt covenants for which it is seeking amendments; however, there can be no assurance that such amendments will be obtained and therefore all long-term debt is classified as current. These matters raise substantial doubt about Foamex L.P.'s ability to continue as a going concern. In addition, Foamex L.P. has been informed by Trace International Holdings, Inc. ("Trace") that Trace has substantial debt obligations and may not have the financial resources to pay these obligations when due within the near future. As a result, Trace creditors could foreclose or otherwise attach Foamex International Inc.'s common stock. Such an event may result in the acceleration of substantially all of Foamex L.P.'s debt. Management's plans in regard to these matters are described in Note 1 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 22, 1999, except as to the
information presented in Note 1,
Note 7 and Note 17, for which the
date is May 5, 1999

                                           FOAMEX L.P. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                             December 31,        December 28,
ASSETS                                                                          1998                  1997
                                                                            ----------            ----------
                                                                                      (thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                                $    3,192            $    9,405
   Accounts receivable, net of allowance for
     doubtful accounts of $7,278 and $8,082                                    143,301               174,959
   Accounts receivable from related parties                                     17,533                 1,680
Inventories                                                                    127,636               120,299
   Deferred income taxes                                                             -                 6,850
   Other current assets                                                         33,849                39,024
                                                                            ----------            ----------

       Total current assets                                                    325,511               352,217
                                                                             ---------             ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                                                    7,142                 9,054
   Buildings and leasehold improvements                                         97,996                79,876
   Machinery, equipment and furnishings                                        223,449               219,164
   Construction in progress                                                     24,132                23,331
                                                                             ---------             ---------

       Total                                                                   352,719               331,425

   Less accumulated depreciation and
     Amortization                                                              133,082               110,151
                                                                             ---------              --------

     Property, plant and equipment, net                                        219,637               221,274

   COST IN EXCESS OF ASSETS ACQUIRED, NET                                      188,205               219,699

   DEBT ISSUANCE COSTS, NET                                                     13,946                18,889

   OTHER ASSETS                                                                 21,229                21,989
                                                                             ---------             ---------

TOTAL ASSETS                                                                  $768,528              $834,068
                                                                              ========              ========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,          December 28,
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                                      1998                   1997
                                                                                        (thousands)
CURRENT LIABILITIES:
   Short-term borrowings                                                     $   2,957             $   6,598
   Current portion of long-term debt                                           689,478                12,161
   Current portion of long-term debt - related party                            34,000                     -
   Accounts payable                                                            139,726               121,147
   Accounts payable to related parties                                             791                11,662
   Accrued employee compensation                                                 6,750                10,827
   Accrued interest                                                              7,396                10,655
   Accrued restructuring and plant consolidation                                 2,552                15,644
   Deferred income taxes                                                         1,098                     -
   Other accrued liabilities                                                    41,753                37,449
                                                                             ---------             ---------

     Total current liabilities                                                 926,501               226,143

LONG-TERM DEBT                                                                       -               726,649

DEFERRED INCOME TAXES                                                              991                 2,529

ACCRUED RESTRUCTURING AND
   PLANT CONSOLIDATION                                                           6,969                11,252

OTHER LIABILITIES                                                               30,104                23,797
                                                                             ---------             ---------

     Total liabilities                                                         964,565               990,370
                                                                              --------              --------

COMMITMENTS AND CONTINGENCIES                                                        -                     -
                                                                        --------------         -------------

PARTNERS' EQUITY (DEFICIT)
   General partners                                                           (141,426)             (122,304)
   Limited partners                                                                  -                     -
   Accumulated comprehensive income (loss)                                     (26,208)               (8,085)
   Notes and advances receivable from partner                                  (18,608)              (16,118)
   Notes receivable from related party                                          (9,795)               (9,795)
                                                                            ----------            ----------

     Total partners' equity (deficit)                                         (196,037)             (156,302)
                                                                              --------              --------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                              $768,528              $834,068
                                                                              ========              ========

               The  accompanying  notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended 1998, 1997 and 1996

                                                               December 31,       December 28,     December 29,
                                                                   1998               1997             1996
                                                                ----------          --------        --------
                                                                                  (thousands)
NET SALES                                                       $1,155,918           $931,095        $926,351

COST OF GOODS SOLD                                               1,027,241            787,756         773,119
                                                                ----------           --------        --------

GROSS PROFIT                                                       128,677            143,339         153,232

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                         73,315             65,907          56,778

RESTRUCTURING AND OTHER CHARGES (CREDITS)                          (10,146)            21,100          (6,415)
                                                                ----------          ---------      ----------

INCOME FROM OPERATIONS                                              65,508             56,332         102,869

INTEREST AND DEBT ISSUANCE EXPENSE                                  66,112             44,181          43,211

OTHER INCOME (EXPENSE), NET                                         (4,325)             2,009           1,705
                                                              ------------         ----------      ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                                (4,929)            14,160          61,363

PROVISION FOR INCOME TAXES                                             940              2,895           7,702
                                                             -------------         ----------      ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (5,869)            11,265          53,661
                                                              ------------          ---------       ---------

DISCONTINUED OPERATIONS:

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                                   -                  -            (230)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
   INCLUDING PROVISION FOR OPERATING LOSSES
   DURING THE PHASE-OUT PERIOD, NET OF
   INCOME TAXES                                                          -                  -         (41,820)
                                                          ----------------      -------------      ----------

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                                   -                  -         (42,050)
                                                          ----------------      -------------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
   LOSS                                                             (5,869)            11,265          11,611

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                                           (3,195)           (48,559)         (1,912)
                                                              ------------          ---------      ----------

NET INCOME (LOSS)                                              $    (9,064)          $(37,294)      $   9,699
                                                               ===========           ========       =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended 1998, 1997 and 1996

                                                                December 31,      December 28,     December 29,
                                                                        1998          1997              1996
OPERATING ACTIVITIES:                                                              (thousands)
   Net income (loss)                                             $  (9,064)       $  (37,294)       $   9,699
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                  31,679            20,882           21,132
     Amortization of debt issuance costs and debt discount            (244)            2,307            2,919
     Net loss on disposal of discontinued operations                     -                 -           40,551
     Net loss from discontinued operations                               -                 -            1,499
     Asset writedowns and other charges (credits)                   (5,507)           12,041           (7,364)
     Extraordinary loss on early extinguishment of debt              2,857            24,182            1,217
     Provision for uncollectible accounts                            2,000             2,295              704
     Deferred income taxes                                             267              (568)           6,010
     Other, net                                                     (5,274)           (5,977)          (5,804)
   Changes  in  operating  assets  and  liabilities,
       net  of  acquisitions
       and discontinued operations:
     Accounts receivable and accounts receivable from
        related parties                                            (19,026)         (4,038)         (13,130)
     Inventories                                                   (20,288)           12,882          (13,078)
     Accounts payable and accounts payable to related parties       13,530            14,359            5,035
     Accrued restructuring and plant consolidation                 (14,183)            5,701           (7,000)
     Other assets and liabilities                                   (4,529)          (24,763)          (5,724)
                                                                 ---------         ---------        ---------

     Net cash provided by (used for) continuing operations         (27,782)           22,009           36,666
     Net cash used for discontinued operations                           -                 -             (486)
                                                              ------------     -------------       ----------
     Net cash provided by (used for) operating activities          (27,782)           22,009           36,180
                                                                  --------         ---------         --------

INVESTING ACTIVITIES:
   Capital expenditures                                            (31,715)          (33,117)         (23,344)
   Acquisitions, net of cash acquired                                    -          (119,065)            (841)
   Proceeds from sale of assets                                      2,230            40,169                -
   Proceeds from sale of discontinued operations                         -                 -           42,650
   Purchase of note from related party                                   -            (5,000)               -
   Repayment of (purchase of) note from partner                     (2,490)           (2,500)          18,623
   Redemption of General Felt                                      (10,153)                -                -
   Decrease (increase) in restricted cash                                -            12,143          (12,143)
   Capital expenditures for discontinued operations                      -                 -             (919)
   Other investing activities                                         (922)              112           (1,276)
                                                                ----------       -----------        ---------

     Net cash provided by (used for) investing activities          (43,050)         (107,258)          22,750
                                                                 ---------          --------        ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings          (3,641)            2,894            1,493
   Net proceeds from (repayments of) revolving loans                84,511            54,928                -
   Proceeds from long-term debt                                    138,810           594,499            1,500
   Repayments of long-term debt                                   (142,212)         (430,593)         (38,116)
   Cash overdraft                                                    7,300                 -                -
   Purchase of FJPS senior secured discount debentures                   -          (105,829)               -
   Tax distribution advances                                             -           (13,618)               -
   Distributions to partners                                       (20,293)          (10,283)          (3,487)
   Debt issuance costs                                                (979)          (18,410)               -
   Other financing activities                                        1,123                98               10
                                                                ----------      ------------     ------------

     Net cash provided by (used for) financing activities           64,619            73,686          (38,600)
                                                                 ---------         ---------        ---------

Net increase (decrease) in cash and cash equivalents                (6,213)          (11,563)          20,330

Cash and cash equivalents at beginning of period                     9,405            20,968              638
                                                                ----------         ---------       ----------

Cash and cash equivalents at end of period                       $   3,192         $   9,405         $ 20,968
                                                                 =========         =========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     For the Years Ended 1998, 1997 and 1996

                                                                               Accumulated      Notes
                                                                     Notes          Other    Receivable
                                           General    Limited     Receivable  Comprehensive    Related
                                           Partners   Partners  from Partners  Income (Loss)    Party       Total
                                                                         (thousands)
Balances at December 31, 1995             $    404   $ 46,036    $(46,444)       $(8,227)     $(4,373)    $(12,604)
Net income                                     184      9,515                                                9,699
Additional pension liability                                                       2,372                     2,372
Foreign currency translation adjustment                                              (46)                      (46)
                                                                                                         ---------
   Comprehensive income (loss)                                                                              12,025
Distributions                                 (104)    (5,108)                                              (5,212)
Accretion of note receivable from partner      144      7,031      (7,175)                                       -
Repayment of note receivable from partner                          18,439                                   18,439
Repayment premium on note receivable
   from partner                                  4        180                                                  184
                                          --------   --------   --------       ---------      -------    ---------
Balances at December 29, 1996                  632     57,654     (35,180)        (5,901)      (4,373)      12,832

Net loss                                      (746)   (36,548)                                             (37,294)
Additional pension liability                                                      (1,311)                   (1,311)
Foreign currency translation adjustment                                             (873)                     (873)
                                                                                                         ---------
   Comprehensive income (loss)                                                                             (39,478)
Distributions                                  (23)    (1,099)                                              (1,122)
Accretion of note receivable from partner       48      2,339      (2,387)                                       -
Distributions associated with the June 1997
   Refinancing Plan                         (2,896)  (141,947)     37,567                                 (107,276)
Increase in note receivable from Trace                                                         (5,422)      (5,422)
Purchase of note receivable from Foamex
   International                                                   (2,500)                                  (2,500)
Tax distribution advance                                          (13,618)                                 (13,618)
Other                                                     282                                                  282
Deficit balance of Limited Partners assumed
   by General Partners                    (119,319)   119,319
                                          --------   --------   --------       ---------      -------    ---------
Balances at December 28, 1997             (122,304)         -     (16,118)        (8,085)      (9,795)    (156,302)

Net loss                                      (181)    (8,883)                                              (9,064)
Additional pension liability                                                     (11,525)                  (11,525)
Foreign currency translation adjustment                                           (6,598)                   (6,598)
                                                                                                          --------
   Comprehensive income (loss)                                                                             (27,187)
Distributions                                   (8)      (326)                                                (334)
Distribution associated with the
   GFI Transaction                            (400)   (19,600)                                             (20,000)
Equity adjustment associated with the
   GFI Transaction                             201      9,868                                               10,069
Purchase of note receivable from Foamex
   International                                                   (2,490)                                  (2,490)
Other                                                     207                                                  207
Deficit balance of Limited Partners assumed
   by General Partners                     (18,734)    18,734                                                   --
                                          --------   --------   --------       ---------      -------    ---------
Balances at December 31, 1998            $(141,426)  $      -   $(18,608)       $(26,208)     $(9,795)   $(196,037)
                                         =========   ========   ========       =========      =======    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Foamex L.P. is a manufacturer and distributor of flexible polyurethane foam and advanced polymer foam products. As of December 31, 1998, Foamex L.P.'s operations consists of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and
(v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 15 of the consolidated financial statements. For periods prior to February 27, 1998, the consolidated financial statements include the financial position, results of operations and cash flows of General Felt Industries, Inc. ("General Felt"). In connection with the GFI Transaction (as discussed below) the net assets and operations of General Felt were transferred from Foamex L.P. and were acquired by Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a wholly owned subsidiary of Foamex International Inc. ("Foamex International").

       Foamex L.P. is a Delaware limited partnership. Effective February 27, 1998, Foamex L.P. became an indirect wholly owned subsidiary of Foamex International. FMXI, Inc. ("FMXI") has a 2% managing general partnership interest in Foamex L.P. Foamex International has a 98% limited partnership interest in Foamex L.P. FMXI is a wholly owned subsidiary of Foamex International.

       The accompanying financial statements have been prepared assuming Foamex L.P. will continue as a going concern. For the year ended December 31, 1998, Foamex L.P. had a loss from continuing operations, a working capital deficit and was not in compliance with certain debt covenants for which it is seeking amendments. Such non-compliance provides the lenders under those agreements, which have an aggregate outstanding principal amount of approximately $415.4 million, with the right, upon the notice and lapse of time to declare all of such indebtedness to be due. To date, the lenders have not executed such rights and have granted Foamex L.P. a waiver of such covenants through May 5, 1999, which has been extended through June 30, 1999, to enable Foamex L.P. to negotiate an amendment of such covenants; there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current in Foamex L.P.'s financial statements. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and substantially all of Foamex L.P.'s long-term debt would become due. Therefore, Foamex L.P. has reclassified approximately $715.8 million of long-term debt as current. Such classification raises substantial doubt about Foamex L.P.'s ability to continue as a going concern. In addition, Foamex L.P. has been informed by Trace International Holdings, Inc. ("Trace") that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed Foamex L.P. that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness secured by Foamex International's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on Foamex International's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of Foamex L.P. as described below. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that Foamex L.P. would be able to do so. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       Certain credit agreements and promissory notes of Foamex L.P. pursuant to which approximately $440.2 million of debt has been issued contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock of Foamex International. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace.

       On March 16, 1998, Foamex International announced that its Board of Directors received an unsolicited buyout proposal from Trace, Foamex
International's principal stockholder. Trace proposed to acquire all of the outstanding common stock of Foamex International not owned by Trace and its subsidiaries (the "Public Shares") for a cash price of $17.00 per share. As of March 16, 1998, Trace and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of Foamex International. In response to Trace's offer, Foamex International's Board of Directors appointed a special committee to determine the advisability and fairness of the proposed buyout to Foamex International's stockholders other than Trace and its subsidiaries.

       On June 25, 1998, Trace, Trace Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of Trace, and Foamex International entered into an Agreement and Plan of Merger (the "First Merger Agreement"). Pursuant to the terms of the First Merger Agreement, Merger Sub would have been merged with and into Foamex International (the "First Merger") and each outstanding share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $18.75 per share in cash. On November 5, 1998, Trace terminated the First Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions contained in the First Merger Agreement.

       On November 5, 1998, Trace, Merger Sub and Foamex International entered into a second Agreement and Plan of Merger (the "Second Merger Agreement"). Pursuant to the terms of the Second Merger Agreement, Merger Sub would have been merged with and into Foamex International (the "Second Merger") and each outstanding share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $12.00 per share in cash. Trace delivered a letter to Foamex International, dated January 8, 1999 (the "Notice of Termination"), terminating the Second Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions.

       On December 23, 1997, Foamex International acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, which was primarily funded with $118.0 million of bank borrowings under the Foamex L.P. credit facility (the "Credit Facility") and the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) and contributed all of the assets of Crain, subject to all of the liabilities of Crain, to Foamex L.P. (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Consolidation

       The consolidated financial statements include the accounts of Foamex L.P. and all subsidiaries that Foamex L.P. directly or indirectly controls, either through majority ownership or otherwise. Intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

       Fiscal Year

       Effective September 1998, management of Foamex L.P. decided to change the year-end reporting requirement of Foamex L.P. from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirements of Foamex L.P. This change was effective for the third fiscal quarter of 1998 which ended on September 30, 1998 and resulted in a 1998 fiscal year end of December 31, 1998 as compared to January 3, 1999. Fiscal years 1997 and 1996 were composed of fifty-two weeks and ended on December 28, 1997 and December 29, 1996, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

       Revenue Recognition

       Revenue from sales is recognized when products are shipped at which time title passes to the customer.

       Sales Discounts

       A reduction in sales revenue is recognized for sales discounts when product is invoiced.

       Cash and Cash Equivalents

       Foamex L.P. considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

       Inventories

       Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally twenty to thirty-five years, and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for the years ended 1998, 1997 and 1996 was $24.6 million, $17.6 million and $17.9 million, respectively. For income tax purposes, Foamex L.P. uses accelerated depreciation methods.

       Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

       Debt Issuance Costs

       Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are being amortized over the term of the related debt using the effective interest method. Accumulated amortization as of December 31, 1998 and December 28, 1997 was approximately $2.9 million and $1.4 million, respectively.

       Cost in Excess of Net Assets Acquired

       The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over a forty year period. At each balance sheet date Foamex L.P. evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations and cash flows from operations based on a going concern basis. Accumulated amortization as of December 31, 1998 and December 28, 1997 was

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

approximately $10.6 million and $12.0 million, respectively. During 1998, Foamex L.P. recorded a reduction of cost in excess of net assets acquired of approximately $2.3 million associated with a Montreal Canada facility.

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

       Comprehensive Income

       As of December 28, 1997, Foamex L.P. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), issued in June 1997. SFAS No. 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income or loss items, in a full set of general purpose financial statements. Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity, such as currency translation and minimum pension liability adjustments.

       Foreign Currency Accounting

       The financial statements of foreign subsidiaries, except in countries treated as highly inflationary (Mexico), have been translated into U.S. dollars by using the year end exchange rates for the assets and liabilities and average exchange rates for the statements of operations. Currency translation adjustments are included in other partners' equity (deficit) until the entity is substantially sold or liquidated. For operations in countries treated as highly inflationary, such as Mexico for 1998 and 1997, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. Also, foreign currency transaction gains and losses are insignificant for all periods presented. The effect of foreign currency exchange rates on cash flows is not material. Effective in the first quarter of 1999, the financial results of the Mexican operations will not be accounted for as highly inflationary.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foamex L.P., as a limited partnership, is not subject to federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries which are subject to federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreements and indentures. (See Note 7).

       Reclassifications

                      Certain   amounts  in  the  1997  and  1996   consolidated
financial statements have been reclassified to conform with the current year's presentation.

3.     ACQUISITIONS

       On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million) and contributed all of the assets of Crain, subject to all of the liabilities of Crain, to Foamex L.P. In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. In connection with the Crain Acquisition, Foamex L.P. approved a restructuring/consolidation plan for the two entities. Foamex L.P. recorded restructuring charges of $21.1 million in 1997 relating to the restructuring of Foamex L.P.'s operations in connection with the Crain Acquisition and related transactions. In addition, in 1997 Foamex L.P. recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain facilities acquired in the Crain Acquisition. (See Note 4.)

       The Crain Acquisition was accounted for as a purchase and the operations of Crain have been included in the consolidated statements of operations and cash flows from its date of acquisition. However, Crain's operations for the period from December 24, 1997 to December 28, 1997 have not been included in the 1997 consolidated statements of operations or cash flows since the effect would be insignificant. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. During 1998, Foamex L.P. increased the cost in excess of the net assets acquired by approximately $11.2 million as a result of the finalization of the fixed asset appraisal and updated estimates of certain former Crain facilities. The excess of the purchase price over the estimated fair value of the net assets acquired of $164.2 million is being amortized using the straight-line method over forty years.

4.     RESTRUCTURING AND OTHER CHARGES (CREDITS)

       In 1995, Foamex L.P. approved a restructuring plan (the "1995 restructuring plan") to consolidate thirteen foam production, fabrication or branch locations to concentrate resources as a result of industry conditions and better position itself to achieve its strategic growth objectives. Foamex L.P. recorded restructuring and other charges of $39.2 million which were comprised of $35.6 million associated with the consolidation of the foam production, fabrication or branch locations, $2.2 million associated with the completion of a 1993 restructuring plan and $1.4 million associated with merger and acquisition activities of Foamex L.P. The components of the $35.6 million restructuring charge include: $16.7 million for fixed asset writedowns (net of estimated sale proceeds), $15.1 million for plant closure and operating lease obligations and $3.8 million for personnel reductions. The $3.8 million cost for personnel reductions primarily represented severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel.

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

       During December 1997, Foamex L.P. approved a restructuring plan (the "1997 restructuring plan") to consolidate nine foam production, fabrication or branch locations in connection with the Crain Acquisition. (See Note 3.) Foamex L.P. recorded restructuring and other charges of $21.1 million which was comprised  of  $23.0  million  associated  with  the  consolidation  of the foam production, fabrication or branch locations offset by $1.9 million of restructuring credits due primarily to the favorable termination of certain lease agreements and other matters associated with the 1996 and 1995 restructuring plans. The components of the $23.0 million restructuring charge include: $12.1 million for fixed assets writedowns (net of estimated sale proceeds), $9.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

       In addition, during 1997, Foamex L.P. approved a consolidation plan to integrate the acquired Crain facilities into Foamex L.P.'s existing facilities. Foamex L.P. recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down of certain acquired facilities.

       During 1998, Foamex L.P. determined to continue to operate two facilities originally identified for closure in the 1997 restructuring plan. One facility remained open to fill lost capacity resulting from a fire in April 1998 at the Orlando facility, which is expected to be at full production during the second quarter of 1999. The other facility remained open during 1998 due to improved demand on the West Coast. The 1997 restructuring plan also included the closure of two facilities associated with the packaging business. Foamex L.P. intends to sell the packaging business during 1999 and does not expect to incur the asset write-down and lease costs as originally planned. As a result, Foamex L.P. recorded a $14.8 million restructuring credit associated with the 1997 restructuring plan. The components of the $14.8 million restructuring credit include: $10.2 million for fixed asset write-downs, $3.5 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

       In addition, Foamex L.P. recorded restructuring and other charges of $4.7 million during 1998 to reserve for approximately $2.4 million of net receivables due from Trace and to write-down approximately $2.3 million of impaired goodwill associated with a foreign facility. Also during 1998, Foamex L.P. incurred additional plant closure costs of $5.2 million and personnel reduction costs of $1.2 million associated with the closure of the former Crain facilities. The additional costs associated with the closure of the former Crain facilities resulted in an increase to goodwill.

       Except as discussed above, the 1997 and 1996 restructuring plans have been generally implemented as originally contemplated. The following table sets forth the components of Foamex L.P.'s restructuring and other charges:

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

                                                       Asset        Plant Closure       Personnel
                                        Total      Writedowns         and Leases       Reductions        Other
                                                                                        (millions)
Balances at December 31, 1995            $15.5         $(4.2)            $14.8            $ 3.7           $ 1.2
Cash spending                             (9.7)           -               (6.6)            (2.0)           (1.1)
Cash proceeds                              1.0           1.0                 -                -              -
1996 restructuring charge                  6.6           2.4               4.1              0.1              -
Restructuring credits                    (13.0)         (9.7)             (2.8)            (0.4)           (0.1)
Asset adjustment for restructuring
   credits                                 8.1           8.7              (0.6)               -              -
                                         -----         -----             -----            -----          -----

Balances at December 29, 1996              8.5          (1.8)              8.9              1.4              -
Cash spending                             (2.3)           -               (1.4)            (0.9)             -
1997 restructuring charge                 23.0          12.1               9.8              1.1              -
Restructuring credits                     (1.9)          0.1              (2.3)             0.3              -
Asset write-off/writedowns               (16.1)        (16.1)                -               -               -
Plant consolidation costs                 10.0            -                8.5              1.5              -
                                        ------        ------             -----            -----         ------

Balances at December 28, 1997             21.2          (5.7)             23.5              3.4              -
Cash spending                            (15.3)           -              (11.8)            (3.5)             -
Cash proceeds                              2.1           2.1                 -                -              -
1998 restructuring charge                  4.7           4.7                 -                -              -
1998 restructuring credit                (14.8)        (10.2)             (3.5)            (1.1)             -
Accruals transferred in connection
   with the GFI Transaction               (3.7)         (0.6)             (3.1)               -              -
Asset write-off/writedowns                (5.6)         (4.8)             (0.8)               -              -
Reclassified fixed asset basis
   for restructuring credit                8.8           8.8                 -                -              -
Plant consolidation costs                  6.4             -               5.2              1.2              -
                                        ------        ------             -----            -----         ------

Balances at December 31, 1998            $ 3.8        $ (5.7)            $ 9.5          $     -         $    -
                                         =====        ======             =====          =======         ======

       As indicated in the table above, the accrued restructuring and plant consolidation balance at December 31, 1998 will be used for payments relating to plant closures and leases including rundown costs at the facilities. The $5.7 million of asset writedowns relates to estimated proceeds from the sale of assets and is included in noncurrent assets. Foamex L.P. expects to pay approximately $2.5 million of costs during 1999 with the remaining $7.0 million to be paid through 2006.

5.     INVENTORIES

       Inventories consists of:

                                                                    December 31, 1998        December 28, 1997
                                                                                  (thousands)
         Raw materials and supplies                                     $  93,241                 $  75,487
         Work-in process                                                   12,087                    15,620
         Finished goods                                                    22,308                    29,192
                                                                       ----------                ----------
         Total                                                           $127,636                  $120,299
                                                                         ========                  ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     SHORT-TERM BORROWINGS

       Short-term borrowings represent borrowings outstanding under a line of credit facility for Foamex Canada Inc. ("Foamex Canada") bearing interest at the bank's prime rate (6.75% at December 31, 1998) plus 1/2%. The weighted average interest rates on Foamex Canada's short-term borrowings outstanding for 1998, 1997 and 1996 were 7.3%, 5.4% and 5.9%, respectively. Borrowings under Foamex Canada's credit facility are due on demand and are collateralized by accounts receivable, property and inventories of Foamex Canada having an approximate net carrying value of $17.7 million as of December 31, 1998. The unused amount under this line of credit totaled approximately $2.3 million as of December 31, 1998.

7.     CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS

       For the year ended December 31, 1998, Foamex L.P. had a loss from continuing operations, a working capital deficit and was not in compliance with certain debt covenants for which it is seeking amendments. Such non-compliance provides the lenders under those agreements, which have an aggregate outstanding principal amount of approximately $415.4 million, upon notice and lapse of time to declare all of such indebtedness to be due. Notwithstanding the fact that to date the lenders have not executed such rights and have granted Foamex L.P. waivers of such covenants through May 5, 1999, which has been extended through June 30, 1999, to enable Foamex L.P. to negotiate an amendment of such covenants; however, there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current in Foamex L.P.'s financial statements. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and substantially all of Foamex L.P.'s long-term debt would become due. Therefore, Foamex L.P. has reclassified approximately $715.8 million of long-term debt as current. Such classification raises substantial doubt about Foamex L.P.'s ability to continue as a going concern.

       Current portion of long-term debt and long-term debt consists of:

                                                                         December 31,         December 28,
                                                                              1998                 1997
                                                                          -----------            ----------
       Credit Facility:                                                                     (thousands)
         Term Loan A (1)                                                  $         -             $  76,700
         Term Loan B (1)                                                       82,714               109,725
         Term Loan C (1)                                                       75,194                99,750
         Term Loan D (1)                                                      108,900               110,000
         Revolving credit facility (1)                                        139,438                54,928
       9 7/8% Senior subordinated notes due 2007 (2)                          150,000               150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $11,893 and $13,720 of unamortized debt premium) (2)                 109,893               111,720
       9 1/2% Senior secured notes due 2000 (3)                                     -                 4,523
       Industrial revenue bonds (4)                                             7,000                 7,000
       Subordinated note payable (net of unamortized
         debt discount of $523 and $1,198) (4)                                  6,491                 6,129
       Other                                                                    9,848                 8,335
                                                                          -----------              --------
                                                                              689,478               738,810

       Less current portion                                                   689,478                12,161
                                                                          -----------              --------

       Long-term debt-unrelated parties                                   $         -              $726,649
                                                                          ===========              ========

       Current portion of long-term debt - related party consists of:

       Foamex/GFI Note (4)                                                $    34,000              $      -
                                                                          ===========              ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS

(1) Debt of Foamex L.P., guaranteed by Foamex International and Foamex Capital Corporation ("FCC")
(2)  Debt of Foamex L.P. and FCC.
(3)  Debt of Foamex L.P. and FCC, guaranteed by Foamex International.
(4)  Debt of Foamex L.P.

       Credit Facility

       On June 12, 1997, Foamex L.P. entered into the Credit Facility with a group of banks that provides for term loans of up to $440.0 million which expire from June 2003 to December 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. The term loans are comprised of: (i) term A loan ("Term A") which provides up to $120.0 million of borrowings, (ii) term B loan ("Term B") of $110.0 million, (iii) term C loan ("Term C") of $100.0 million and (iv) term D loan ("Term D") of $110.0 million.

       In connection with the GFI Transaction (See Note 9), Foamex L.P. amended its agreements with the lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were subsequently assumed by Foam Funding LLC and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to redeem the senior secured notes during June 1998, (iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million distribution to Foamex International and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million, subject to a $2.5 million quarterly reduction of the availability under the revolving credit facility effective September 30, 1998, with $34.5 million of the increased availability used for a letter of credit to support the Foamex/GFI Note (described below).

       Borrowings under the Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of IRBs to receive payment upon the disposition of the collateral securing such issue of IRBs has been preserved.

       Pursuant to the terms of the Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined based on the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B, from 1.125% per annum to 1.625% per annum for Term C and from 1.250% per annum to 1.750% per annum for Term D ("Base Rate Interest Loans"). At the option of Foamex L.P., portions of the outstanding loans under the Credit Facility are convertible into LIBOR based loans which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum. Pursuant to a March 11, 1999 amendment to the Credit Facility, the applicable margin for revolving loans as Base Rate Interest Loans as determined based on the total net debt to EBDAIT ratio will range from 1.50% per annum to 2.25% per annum and the applicable margins for Term B, Term C and Term D as Base Rate Interest Loans will be fixed at 2.50% per annum, 2.75% per annum and 2.875% per annum, respectively. The applicable margin for LIBOR based loans will equal the applicable margin for Base Rate Interest Loans plus 1.0% per annum. As of December 31, 1998, the interest rate for revolver borrowings, Term B, Term C and Term D were 7.80%, 8.00%, 8.25% and 8.4375%, respectively.

       Foamex L.P. had a credit agreement (the "Foamex L.P. Old Credit Facility") with a group of banks that provided for loans of up to $85.0 million of which up to $40.0 million was available as a term loan and $45.0 million was available under a revolving line of credit. During 1997, Foamex L.P. used $3.8 million of net proceeds from the Perfect Fit Industries, Inc. ("Perfect Fit") sale to repay term loan borrowings. The term loan was repaid in connection with the refinancing plan (described below).

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

       The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the 1997 Refinancing Plan. The Senior Subordinated Notes
represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture). The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes and the Subordinated Note Payable (described below).

       13 1/2% Senior Subordinated Notes due 2005, Series B ("13 1/2% Senior Subordinated Notes")

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture). The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum payable semiannually on each February 15 and August 15. The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. The 13 1/2% Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000, initially at 106.75% of their principal amount, plus accrued interest, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004. Upon the occurrence of a change of control, as defined, each holder of the 13 1/2% Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the 13 1/2% Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The 13 1/2% Senior Subordinated Notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the Senior Subordinated Notes and to the Subordinated Note Payable (described below).

       9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

       The Senior Secured Notes were issued on June 3, 1993 with interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes had a maturity date of June 1, 2000. The Senior Secured Notes were collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes were defeased in February 1998 and redeemed in June 1998.

       Industrial Revenue Bonds ("IRBs")

       Two bond issues in the principal amount of $1.0 million and $6.0 million, maturing in 2005 and 2013, respectively, are collateralized by certain properties which have an approximate net carrying value of $11.1 million at December 31, 1998 and letters of credit approximating $7.3 million. The IRBs bear interest at a variable rate with options available to Foamex L.P. to convert to a fixed rate. The interest rates on the IRBs were 4.0% and 3.4% at December 31, 1998 for the $6.0 million and $1.0 million bond issues, respectively. The interest rate on the $6.0 million bond issue varies weekly based on an interest rate that is indicative of current bidside yields on high quality short-term, tax-exempt obligations, or if such interest rate is not available, 70.0% of the interest rate for thirteen

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

week United States Treasury Bills. The maximum interest rate for either of the IRBs is 15.0% per annum. At the time of a conversion to a fixed interest rate and upon appropriate notice, the IRBs are redeemable at the option of the bondholders.

       Subordinated Note Payable

       This note payable was issued to John Rallis, the former Chief Operating Officer of Foamex International, on May 6, 1993 by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets. The note bears interest at a maximum rate of 6% per annum and the principal amount is payable in three equal annual installments beginning May 6, 1999.

       Other

       As of December 31, 1998, other debt is comprised primarily of capital lease obligations and borrowings by Foamex Mexico.

       Foamex/GFI Note

       In connection with the transfer of General Felt's common stock in the GFI Transaction (see Note 9), Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt, which was retained by Foam Funding LLC in connection with the asset purchase agreement for the GFI Transaction. The principal and current interest payable under the Foamex/GFI Note are secured by a $34.5 million letter of credit issued under the Credit Facility. The principal amount is due upon maturity in March 2000.

       Pursuant to the terms of the Foamex/GFI Note, the note will bear interest at a floating rate equal to the higher of (i) the base rate of the Holder, as defined, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. At the option of Foamex L.P., interest payable under the note is converted into a LIBOR based interest rate at a floating rate equal to the sum of 0.75% per annum plus the average LIBOR, as defined. As of December 31, 1998, the interest rate for borrowings was 6.3125%.

       Refinancing Plan

       On June 12, 1997, Foamex International substantially completed a refinancing plan (the"1997 Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. In connection with the 1997 Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004 (the "Discount Debentures") and repaid $5.2 million of term loan borrowings under the Foamex L.P. Old Credit Facility. The 1997 Refinancing Plan was funded by $347.0 million of borrowings under Credit Facility and the net proceeds from the issuance of $150.0 million of Senior Subordinated Notes.

       In connection with the 1997 Refinancing Plan, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $44.5 million. The extraordinary loss is comprised of approximately $20.2 million for premium and consent fee payments, approximately $12.6 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $3.5 million of professional fees and other costs. In connection with the 1997 Refinancing Plan, Foamex L.P. repaid $5.2 million in term loan borrowings under the Foamex L.P. Old Credit Facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

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

       In addition, on October 1, 1997, Foamex L.P. redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.2 million of the approximately $30.7 million of its outstanding public debt that was not tendered as part of the 1997 Refinancing Plan. These redemptions were funded from borrowings under the Credit Facility. In connection with these redemptions, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $2.1 million.

       Early Extinguishment of Debt - Other

       In connection with the GFI Transaction, Foamex L.P. incurred extraordinary losses of approximately $3.2 million associated with the early extinguishment of approximately $125.1 million of term loans under the Credit Facility funded with $129.0 million of new term loan agreements assumed by Foam Funding LLC (see Note 9). The extraordinary loss was generated entirely from the write-off of debt issuance costs.

       In addition during 1997, Foamex L.P. incurred extraordinary losses of approximately $1.0 million associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of Perfect Fit. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs. The long-term debt was comprised of:

o $2.5 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000.

o    $5.5 million of aggregate  principal amount of its 11 1/4% senior notes due
     2002.

o Bank term loan borrowings of $3.8 million under the Foamex L.P. Old Credit Facility.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       Interest Rate Swap Agreements

       Foamex L.P. enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. does not hold or issue financial instruments for trading purposes.

       In connection with the 1997 Refinancing Plan, Foamex L.P.'s then existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the 1997 Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the then existing interest rate swap agreements, Foamex L.P. entered into an amendment of the then existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, Foamex L.P. entered into a new amendment to its interest rate swap agreement. The new amendment provided for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. In September 1998, Foamex L.P. sold its existing interest rate swap agreement for a net gain of approximately $1.0 million. Accordingly, the $1.0 million gain has been recorded as a deferred credit which will be amortized through June 2007, which is the maturity date of the underlying debt.

       The effect of the interest rate swaps resulted in a decrease in interest and debt issuance expense of $0.7 million, $2.2 million and $3.7 million for 1998, 1997 and 1996, respectively.

       Debt Restrictions and Covenants

       The indentures, Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain a provision that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases at the option of the holder (see Note 1). Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth and interest, fixed charge and leverage coverage ratios, as defined. Under the most restrictive of the distribution restrictions, Foamex L.P. can make distributions to Foamex International only to the extent to enable Foamex International to meet its operating and debt obligations.

       Foamex L.P. amended the Credit Facility on March 11, 1999. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was greater than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, which has been extended through June 30, 1999, of the financial covenants contained in the Credit Facility and certain events of default arising out of its Mexican operations, in order to enable Foamex L.P. to negotiate a further amendment of the Credit Facility.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       Future Obligations on Debt

       Scheduled maturities of total long-term debt and long-term debt - related party prior to reclassification as current are shown below (thousands):

         Year Ended                                                                      Long-Term Debt
         ----------                                                                      --------------
         1999                                                                               $   7,668
         2000                                                                                   7,944
         2001                                                                                   7,944
         2002                                                                                   4,122
         2003                                                                                 192,517
         Thereafter                                                                           491,913
                                                                                             --------
            Total                                                                             712,108

         Unamortized debt premium, net                                                         11,370
                                                                                             --------
              Total                                                                          $723,478
                                                                                             ========

8.     EMPLOYEE BENEFIT PLANS

       Foamex L.P. adopted, during the fourth quarter of 1998, Statement of Financial Accounting Standards No. 132, "Employees Disclosure about Pension and Other Postretirement Benefits" ("SFAS No. 132") which revised the required disclosures about pension and other postretirement benefit plans.

       Defined Benefit Pension Plans

       Foamex L.P. maintains noncontributory defined benefit pension plans (the "Plans") for salaried and certain hourly employees of Foamex L.P. and Foamex Carpet. The salaried plan provides benefits that are based principally on years of credited service and level of compensation. The hourly plans provide benefits that are based principally on stated amounts for each year of credited service.

       Net periodic pension cost included the following components:

                                                                            1998        1997           1996
                                                                         ----------  ----------     ----------
                                                                                       (thousands)
       Service cost                                                        $2,833      $2,229          $2,471
       Interest cost                                                        4,517       4,273           3,997
       Expected return on plan assets                                      (5,758)     (5,357)         (4,205)
       Amortization of:
         Transition (asset/obligation)                                        (75)        (75)            (75)
         Prior service cost                                                  (245)       (245)           (245)
         (Gain)/Losses and other                                              104          72             327
                                                                           ------     -------          ------
           Total                                                           $1,376     $   897          $2,270
                                                                           ======     =======          ======

       Foamex L.P.'s funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Foamex Carpet's allocated net periodic costs was approximately $0.4 million during 1998. The Plans purchased 250,000 shares of Foamex International's stock in 1994 for $2.5 million and 150,000 shares in 1995 for $1.5 million. The value of the Plans' investment in Foamex International's stock was approximately $5.2 million and $4.6 million at December 31, 1998 and 1997, respectively. The Plans purchased approximately $2.5 million of shares of Trace Global Opportunities Fund during each of 1995 and 1997. The value of the Plans' investment in Trace Global Opportunities Fund, which primarily

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   EMPLOYEE BENEFIT PLANS (continued)

invests in companies organized or operating outside the G-7 markets and is a related party to Trace, is approximately $4.3 million and $8.7 million at
December 31, 1998 and 1997, respectively. During 1998, the Plans purchased 234,000 shares of United Auto Group ("UAG") stock for approximately $4.8 million. The value of the Plans' investment in UAG, which is a related party to Trace, is $2.3 million at December 31, 1998. The Plans' investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents.

       During 1998, the discount rate was adjusted to 6.5%. The following table sets forth the funded status of Foamex L.P.'s underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 31, 1998 and December 28, 1997:

                                                                                December 31,         December 28,
                                                                                    1998                 1997
                                                                                          (thousands)
       Change in Benefit Obligation:
         Benefit obligations at end of prior year                                  $65,948             $58,775
         Service cost                                                                2,833               2,229
         Interest cost                                                               4,517               4,273
         Benefits paid (annuities and lump sums)                                    (4,043)             (3,636)
         Actuarial loss/(gain)                                                       5,334               4,307
                                                                                 ---------            --------
           Projected benefit obligation                                            $74,589             $65,948
                                                                                 =========            ========

       Change in Plan Assets:
         Fair value of plan assets at end of prior year                            $58,952             $53,734
         Actual return on plan assets                                                  439               6,308
         Company contributions                                                         200               2,546
         Benefits paid                                                              (4,043)             (3,636)
         Other                                                                          (2)                  -
                                                                                 ---------            --------
           Fair value of plan assets                                               $55,546             $58,952
                                                                                 =========            ========

       Funded Status of the Plan:
         Plan assets in excess of/(less than) benefit obligation                  $(19,042)           $ (6,996)
         Unamortized transition (asset) obligation                                    (740)               (815)
         Unamortized prior service cost                                             (2,397)             (2,642)
         Unamortized net (gains)/losses                                             18,711               8,160
                                                                                 ---------            --------
         Net prepaid assets/(accrued liabilities)                                $  (3,468)           $ (2,293)
                                                                                 =========            ========

       Total Recognized Amounts in the Statement of Financial Position:
         Prepaid benefit costs                                                   $   1,200            $  1,749
                                                                                 ---------            --------
         Accrued benefit liability                                                 (20,150)             (6,275)
         Intangible assets                                                             239                 263
         Accumulated other comprehensive income                                     15,243               1,970
                                                                                 ---------            --------
           Net amount recognized                                                 $  (3,468)           $ (2,293)
                                                                                 =========            ========

       Significant assumptions used in determining the plans' funded status are as follows:

                                                                                December 31,     December 28,
                                                                                    1998              1997
       Expected long-term rates of return on plan assets                           10.00%           10.00%
       Discount rates on projected benefit obligations                              6.50%            7.00%

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     EMPLOYEE BENEFIT PLANS (continued)

       Defined Contribution Plan

       Foamex L.P. maintains a defined contribution plan which is qualified under Section 401(k) of the Code and is available for eligible employees of Foamex L.P. and Foamex Carpet who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. Foamex L.P. provides contributions amounting to a 25% match of its employees' contributions up to 4% of eligible compensation. Foamex L.P. also provides an additional 25% match of its employees' contributions up to 4% of eligible compensation made to a fund which invests in Foamex International's common stock. In addition, Foamex L.P. may make discretionary contributions amounting to a 25% match of its employees' contributions up to 4% of eligible compensation. The expense for these contributions for 1998, 1997 and 1996 was approximately $0.8 million, $0.9 million and $0.8 million, respectively. During 1998, Foamex Carpet contributed approximately $0.1 million to the plan for matching contribution expense for its employees.

       Postretirement Benefits

       In addition to providing pension benefits, Foamex L.P. provides postretirement health care and life insurance for eligible employees. These plans are unfunded and Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

       The components of 1998, 1997 and 1996 expense for postretirement benefits are as follows:

                                                                        1998          1997            1996
                                                                       ------        ------          ------
                                                                                   (thousands)
       Service costs                                                     $10         $   9           $  12
       Interest cost                                                      46            71              67
       Amortization of:
         Prior service costs                                             (35)          (35)            (27)
         (Gains)/losses and other                                        (29)          (21)            (26)
       Special termination/curtailment loss                                -            74             576
                                                                        ----          ----            ----

       Net periodic postretirement benefit cost                         $ (8)         $ 98            $602
                                                                        ====          ====            ====

       During 1996, certain employees accepted an early retirement program resulting in a special termination loss of $0.6 million.

       The following table sets forth the funded status of Foamex L.P.'s postretirement plans and the amounts recognized in the accompanying consolidated balance sheets as of December 31, 1998 and December 28, 1997:

                                                                                December 31,         December 28,
                                                                                     1998                1997
                                                                                          (thousands)
       Change in Benefit Obligation:
         Benefit obligations at end of prior year                                  $   927             $ 1,012
         Service cost                                                                   10                   9
         Interest cost                                                                  46                  71
         Employee contributions                                                         27                  28
         Benefits paid (annuities and lump sums)                                      (312)               (220)
         Actuarial Loss/(Gain)                                                         (47)                (47)
         Special termination benefits                                                    -                  74
                                                                                   -------             -------
           Projected benefit obligation                                            $   651             $   927
                                                                                   =======             =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     EMPLOYEE BENEFIT PLANS (continued)

                                                                                December 31,        December 28,
                                                                                   1998                 1997
                                                                                           (thousands)
       Change in Plan Assets:
         Fair value of plan assets at end of prior year                         $       -           $        -
         Company contributions                                                         285                 192
         Employee contributions                                                         27                  28
         Benefits paid (annuities and lump sums)                                      (312)               (220)
                                                                                ----------          ----------
           Fair value of plan assets                                            $        -          $        -
                                                                                ==========          ==========

       Funded Status of the Plan:
         Plan assets in excess of/(less than) benefit obligation                $     (651)         $     (927)
         Unamortized prior service cost                                               (442)               (477)
         Unamortized net (gains)/losses                                               (573)               (555)
                                                                                ----------          ----------
         Net prepaid assets/(accrued liabilities)                               $   (1,666)         $   (1,959)
                                                                                ==========          ==========

       The net accrued benefit liability recognized at December 31, 1998 and December 28, 1997 resulted in an unfunded obligation of $1.7 million and $2.0 million, respectively.

       A 6% and 8% annual rate of increase in the per capita costs of covered health care benefits was assumed for each of 1998 and 1997, respectively. This rate was assumed to gradually decrease to 5% by the year 2000. Increasing the weighted average assumed health care cost trend rates by one percentage point would have an insignificant impact on the accumulated postretirement benefit obligation and service and interest cost. The discount rate used was 6.5% and 7.0% as of December 31, 1998 and December 28, 1997, respectively.

       Postemployment Benefits

       Foamex L.P. provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 31, 1998 and December 28, 1997, Foamex L.P.'s liability for postemployment benefits was insignificant for each period.

9.     DISCONTINUED OPERATIONS AND DIVESTITURES

       Discontinued Operations

       During 1996, Foamex L.P. finalized the sale of the outstanding common stock of Perfect Fit, a wholly owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included all of the net assets of the home comfort products segment. Actual and estimated transaction expenses related to the sale totaled approximately $1.5 million. Foamex L.P. recorded a net loss on the sale of Perfect Fit of approximately $41.8 million, which includes the loss on disposal and a net loss of $1.3 million (net of $1.2 million income tax benefit) relating to operating losses during the phase-out period. Interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds of the sale.

       Divestitures

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions designed to simplify the structure of Foamex International and Foamex L.P. and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions; (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt entered into a supply agreement and an administrative services agreement and (ii) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal promissory note supported by a $34.5 million letter of credit under the

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   DISCONTINUED OPERATIONS AND DIVESTITURES (continued)

Credit Facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. to Foamex International. As part of these transactions, FMXI and Crain, both wholly owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet conducts the carpet cushion business previously conducted by General Felt.

       No gain has been recognized on the GFI Transaction. The impact of the GFI Transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. The GFI Transaction used cash of approximately $10.2 million. The non-cash portion was insignificant.

10.    OTHER INCOME

       Other income (expense), net for 1998 primarily consists, among other things, $3.0 million of foreign currency translation and transaction losses, $1.5 million of fees and $1.0 million of continuing costs related to the GFI Transaction, and other expenses offset by approximately $3.4 million of interest income.

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

11.    INCOME TAXES

       Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                                       1998             1997              1996
                                                                                    (thousands)
       United States                                                $  5,364          $15,076           $58,277
       Foreign                                                       (10,293)            (916)            3,086
                                                                     --------      ----------         ---------
       Income (loss) from continuing operations
          before provision (benefit) for income taxes                $(4,929)         $14,160           $61,363
                                                                     ========         =======           =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES (continued)

       The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                                       1998             1997              1996
                                                                   ------------     ------------      -----------
                                                                                    (thousands)
       Continuing operations                                          $  940         $  2,895          $  7,702
       Discontinued operations                                             -                -            (2,606)
                                                                      ------         --------          --------
       Total consolidated provision (benefit)
          for income taxes                                            $  940         $  2,895          $  5,096
                                                                      ======         ========          ========

       The total consolidated provision (benefit) for income taxes is summarized as follows:

                                                                       1998             1997              1996
                                                                   ------------     ------------      ------------
       Current:                                                                     (thousands)
         Federal                                                   $       -         $  1,958         $     220
         State                                                             -            1,007               686
         Foreign                                                         673              498               786
                                                                      ------         --------          --------
             Total current                                               673            3,463             1,692
                                                                      ------         --------          --------

       Deferred:
         Federal                                                         318             (247)            1,665
         State                                                             -              (87)            1,248
         Foreign                                                         (51)            (234)              491
                                                                      ------         --------          --------
             Total deferred                                              267             (568)            3,404
                                                                      ------         --------          --------

         Total consolidated provision (benefit) for income taxes       $ 940         $  2,895           $ 5,096
                                                                      ======         ========          ========

       The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                                                December 31,       December 28,
                                                                                   1998                 1997
       Deferred tax assets:                                                               (thousands)
         Inventory basis differences                                              $     -              $   422
         Employee benefit accruals                                                      -                  860
         Allowances and contingent liabilities                                          -                2,968
         Restructuring and plant closing accruals                                       -                2,514
         Other                                                                          -                  373
         Net operating loss carryforwards                                               -                    -
         Capital loss carryforwards                                                     -                9,097
         Valuation allowance for deferred tax assets                                    -               (9,097)
                                                                                 --------             --------

       Deferred tax assets                                                              -                7,137
                                                                                 --------             --------

       Deferred tax liabilities:
         Basis difference in property, plant and equipment                            991                2,623
         Other                                                                      1,098                  193
                                                                                 --------             --------

       Deferred tax liabilities                                                     2,089                2,816
                                                                                 --------              -------

       Net deferred tax assets (liabilities)                                      $(2,089)             $ 4,321
                                                                                 ========              =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES (continued)

       During 1998, the valuation allowance for deferred tax assets and net deferred tax assets decreased by $9.1 million primarily due to the reduction of capital loss carryforwards associated with the transfer of General Felt's common stock in connection with the GFI Transaction (see Note 9). In addition, deferred tax assets were decreased by $6.1 million associated with the transfer of General Felt net assets in connection with the GFI Transaction.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                                           1998            1997            1996
                                                                                       (thousands)
       Statutory income taxes                                            $(1,725)        $ 4,956         $21,477
       State income taxes, net of federal                                    300             785           1,288
       Permanent difference on partnership income                         (1,570)         (2,119)        (11,714)
       Limitation on the utilization of tax benefits                       3,800               -               -
       Write-off of excess cost                                              770           4,305               -
       Valuation allowance                                                     -          (5,028)         (4,823)
       Cost in excess of assets acquired                                      53             419             551
       Other                                                                (688)           (423)            923
                                                                        --------        --------        --------

         Total                                                          $    940         $ 2,895         $ 7,702
                                                                        ========         =======         =======

12.    COMMITMENTS AND CONTINGENCIES

       Operating Leases

       Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of Foamex L.P.'s various restructuring/consolidation plans) required under operating leases at December 31, 1998 are:

                                                                               Operating
                                                                                  Leases
                                                                               (thousands)
       1999                                                                       $11,845
       2000                                                                         9,027
       2001                                                                         7,467
       2002                                                                         6,506
       2003                                                                         5,591
       Thereafter                                                                   5,312
                                                                                  -------
         Total                                                                    $45,748

       Rental expense charged to operations under operating leases approximated $17.8 million, $10.1 million and $9.6 million for 1998, 1997 and 1996 respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. In addition, Foamex L.P. incurred rental expense of approximately $1.7 million for 1996 under leases with related parties.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    RELATED PARTY TRANSACTIONS AND BALANCES

       Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

         In connection with the GFI Transaction (see Note 9), Foamex L.P. and General Felt entered into a supply agreement that was subsequently assigned to Foamex Carpet (the "Supply Agreement"). Pursuant to the Supply Agreement, Foamex L.P. will, at the option of Foamex Carpet, supply finished carpet cushion products to Foamex Carpet at the lower of: (i) cost, as defined, plus 4.7% or
(ii) fair market value, as defined. Foamex L.P. will also supply various raw materials used in the manufacture of carpet cushion products to Foamex Carpet at the lower of cost, as defined, or fair market value, as defined. During 1998, Foamex L.P. had sales of approximately $139.2 million to Foamex Carpet under the Supply Agreement. In addition, pursuant to the Supply Agreement, Foamex Carpet will, at the option of Foamex L.P., supply various finished products to Foamex L.P. at the lower of: (i) cost, as defined, plus 15.0% or (ii) fair market value, as defined. Foamex Carpet will also supply various raw materials to Foamex L.P. at the lower of cost, as defined or fair market value, as defined. During 1998, Foamex L.P. had purchases of approximately $1.3 million from Foamex Carpet under the Supply Agreement. The initial term of the Supply Agreement is until December 31, 2004 at which time the Supply Agreement will continue year to year unless notice of termination is given by either party or unless terminated earlier due to an event of default, as defined.

       Also, in connection with the GFI Transaction, Foamex L.P. and General Felt entered into an administrative services agreement that was subsequently assigned to Foamex Carpet (the "Services Agreement"). Pursuant to the Services Agreement, Foamex L.P. will provide Foamex Carpet administrative and management services, as defined, at cost plus out-of-pocket expenses. During 1998, Foamex L.P. invoiced approximately $1.8 million of services to Foamex Carpet under the Services Agreement. The Services Agreement can be terminated by either party by giving at least 30 days written notice prior to the end of a calendar year. As of December 31, 1998, Foamex L.P. had a net receivable due from Carpet Cushion of approximately $16.8 million associated with the Supply Agreement and Services Agreement.

       Also, in connection with the GFI Transaction, Foamex L.P. entered into the Foamex/GFI Note with General Felt that was subsequently retained by Foam Funding LLC (see Note 7).

       Also, in connection with the GFI Transaction, Foamex L.P. made a $20.0 million distribution to Foamex International (see Note 9).

       On July 1, 1997, Trace borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, another promissory note issued to Foamex L.P. by Trace in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory notes are included in the other component of partners' equity (deficit). Based on Trace's financial position, Trace may not be able to pay the aggregate amount of $9.8 million.

       Foamex L.P. has current operating receivables from Trace at December 31, 1998 of approximately $2.4 million, for which an allowance has been provided for in operations as restructuring and other charges due to the financial difficulties of Trace (see Note 1). Additionally, as described above, Foamex L.P. continues to include in the other components of partners' equity (deficit), notes receivable from Trace.

       In connection with the 1997 Refinancing Plan, Foamex L.P. purchased approximately $116.7 million of aggregate principal amount of Discount
Debentures for approximately $105.8 million including transaction costs of approximately $0.8 million. Foamex L.P. subsequently distributed the Discount Debentures to FJPS and FMXI.

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

       In connection with the 1997 Refinancing Plan, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam Company, Inc. ("Trace Foam") as a result of Foamex L.P.'s distribution to FJPS and FMXI of the Discount Debentures, the FJPS Note and the $2.0 million aggregate principal amount promissory note due from Foamex International.

       Foamex L.P. had a supply agreement (the "Foamex International Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International would purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Foamex International Supply Agreement were no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. The Foamex International Supply Agreement was terminated in April 1998. During 1998, 1997 and 1996, Foamex L.P. purchased approximately $12.6 million, $138.6 million and $129.7 million, respectively, of raw materials under the Foamex International Supply Agreement. As of December 28, 1997, Foamex L.P. had accounts payable to Foamex International of approximately $11.7 million associated with the Foamex International Supply Agreement.

       Foamex L.P. chartered an aircraft (which is owned by a wholly owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.9 million, $1.2 million and $1.4 million in 1998, 1997 and 1996, respectively.

       On December 26, 1997, Foamex L.P. entered into a $2.5 million promissory note with Foamex International. The note bears interest at the rate of LIBOR plus 2 3/8%. The note and interest are payable on demand, or if no demand is made, then on December 31, 2001. Also, on December 31, 1998, Foamex L.P. entered into another promissory note with Foamex International with a principal amount of approximately $2.5 million. The note bears interest at the rate LIBOR plus 2 3/8%. The note and interest thereon were repaid on March 31, 1999.

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

       Foamex L.P. has a management service agreement with Trace Foam, a wholly owned subsidiary of Trace, pursuant to which Trace Foam provides general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. During June 1997, the management services agreement was amended to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred. Trace rents approximately 5,900 square feet of general, executive and administrative office space in New York, New York from Foamex L.P. on substantially the same terms as Foamex L.P. leases such space from a third party lessor. Also, certain employees of Trace are also employees of Foamex International. Additionally, certain employees of Trace and its affiliates provide services to Foamex International. Foamex International pays a portion of the salaries of such employees based on the amount of time devoted to Foamex International's matters by such employees. Such payments totaled approximately $2.0 million per year.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    RELATED PARTY TRANSACTIONS AND BALANCES (continued)

       During 1997, Foamex L.P. purchased approximately $1.9 million of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of Foamex International, under various agreements, the latest of which expired in March 1998.

       Foamex L.P. made charitable contributions to the Trace International Holding, Inc. Foundation of approximately $0.2 million in each of 1998, 1997 and 1996.

       On December 11, 1996, Foamex L.P. entered into a Tax Distribution Advance Agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. As of December 31, 1998, there were $13.6 million of advances to Foamex International under this agreement.

14.    PARTNERS' EQUITY (DEFICIT)

       Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through February 1998. As of December 31, 1998, the partnership interests of Foamex L.P. are held by FMXI, 2% managing general partnership interest and Foamex International a 98% limited partnership interest.

       Cash distributions in connection with a tax sharing agreement for 1998, 1997 and 1996 were paid (received) as follows:

                                                                     1998               1997             1996
                                                                 ------------       ------------     ------------
                                                                                    (thousands)
       FMXI                                                        $     6           $     80          $   (35)
       Foamex International                                            287              8,371                -
       Trace Foam                                                        -                 80               45
       FJPS                                                              -                306            3,477
                                                                   -------            -------           ------
         Total                                                     $   293             $8,837           $3,487
                                                                   =======             ======           ======

       On February 27, 1998, Foamex L.P. distributed $20.0 million in cash pro rata to its partners, such distribution was funded with borrowings under the Credit Facility.

       Accumulated Other Comprehensive Income (Loss)

       The accumulated other comprehensive income (loss) consists of the following:

                                                             December 31,          December 28,      December 29,
                                                                 1998                  1997              1996
                                                                                    (thousands)
       Foreign currency translation adjustment                 $(10,965)            $ (4,367)         $ (3,494)
       Additional pension liability                             (15,243)              (3,718)           (2,407)
                                                              ---------             --------         ---------
         Total                                                 $(26,208)             $(8,085)          $(5,901)
                                                               ========              =======           =======

15.    OPERATING SEGMENT AND RELATED DATA

       In the fourth quarter of 1998 Foamex L.P. adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segment of an Enterprise and Restatement Information ("SFAS No. 131"). SFAS No. 131 requires companies to report information about their business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by an executive vice president who is responsible for developing plans and directing the operations of the segment.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    OPERATING SEGMENT AND RELATED DATA (continued)

       Foamex L.P.'s reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding industry, furniture industry and the retail industry. The carpet cushion products segment sells prime, rebond, sponge rubber and felt carpet cushion principally to Foamex Carpet. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The technical products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

       The "other" column in the table below represents certain foreign manufacturing operations that do not meet the quantitative threshold for determining reportable segments, corporate expenses not allocated to the other operating segments and restructuring and other charges. Total asset information by operating segment is not reported because many of Foamex L.P.'s facilities produce products for multiple operating segments. Data for 1997 and 1996 has been restated to reflect the implementation of SFAS No. 131.

       The accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" (see Note 2). Revenues and costs have been included in operating segments where specifically identified. Costs shared by operating segments have been allocated on the basis of the amount utilized.

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other         Total
1998
Net sales                        $559,690     $210,313       $285,190         $79,140      $21,585    $1,155,918
Income (loss) from operations      36,253          (58)        17,319          14,919       (2,925)       65,508
Depreciation and amortization      17,418        5,092          4,582           2,615        1,972        31,679

1997
Net sales                        $334,900     $273,920       $225,892         $76,254      $20,129      $931,095
Income (loss) from operations      30,974        8,795         24,885          18,071      (26,393)       56,332
Depreciation and amortization      10,237        4,166          3,309           2,290          880        20,882

1996
Net sales                        $325,067     $291,338       $227,151         $70,325      $12,470      $926,351
Income from operations             32,431       18,813         28,707          18,208        4,710       102,869
Depreciation and amortization      10,683        4,198          2,874           2,232        1,145        21,132

                                                United
                                                 States        Canada          Mexico     Elimination  Consolidated
1998
Net sales                                   $1,049,012        $64,498         $57,718     $(15,310)   $1,155,918
Income (loss) from operations                   69,197           (310)         (3,379)           -        65,508
Identifiable assets                            703,537         26,606          48,782      (10,397)      768,528

1997
Net sales                                     $844,663        $60,545         $31,472      $(5,585)     $931,095
Income (loss) from operations                   56,015            977            (660)           -        56,332
Identifiable assets                            783,512         33,595          39,328      (22,367)      834,068

1996
Net sales                                     $845,916        $57,541         $26,583      $(3,689)     $926,351
Income (loss) from operations                   99,129          1,982           1,758            -       102,869
Identifiable assets                            543,975         29,841          25,736      (13,395)      586,157

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    ENVIRONMENTAL MATTERS

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1998, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of December 31, 1998, Foamex L.P. has accruals of approximately $3.5 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnification due to the financial difficulties of Trace.

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. does not believe implementation of the regulation will require it to make material expenditures due to Foamex L.P.'s use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities which use such alternative technologies. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. has accruals of $2.5 million for the estimated cost of completing remediation at these facilities. Foamex L.P. is in the process of addressing potential contamination at the Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be material.

       Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. Foamex L.P. has upgraded all operating tanks at its facilities in accordance with these regulations. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

       On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of Foamex L.P.'s manufacturing processes. Foamex L.P. does not believe that it will be required to make any material expenditures to comply with these new standards.

       Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to eight sites with an estimated total liability to Foamex L.P. for the eight sites of less than approximately $1.0 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the liability of Foamex L.P. is not considered to be material.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    ENVIRONMENTAL MATTERS (continued)

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

17.    LITIGATION

       Beginning on or about March 17, 1998, six actions (collectively the "Stockholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of Foamex International. The Stockholder Litigation, purportedly brought as class actions on behalf of all stockholders of Foamex International, named Foamex International, certain of its directors, certain of its officers and Trace as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of Foamex International unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of Foamex International for $17.00 per share. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fee. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Stockholders Litigation Consolidated Civil Action, No. 16259NC was entered by the Court on May 28, 1998. Foamex L.P. is not party to the Stockholder Litigation.

       The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive stipulation of settlement between the parties and approval by the Court of filing notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Stockholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for the Public Shares owned by stockholders of Foamex International unaffiliated with Trace and its subsidiaries (the "Public Stockholders") to be converted into the right to receive $18.75 in cash, without interest.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Stockholders, the dismissal of the Stockholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, Foamex International and the individual defendants in the Stockholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was proved for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing to consider whether the settlement should be approved for October 27, 1998 (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, Foamex International agreed to pay the cost, if any, of sending notice of the settlement to the Public Stockholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Stockholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of Foamex International's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and Foamex International issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    LITIGATION (continued)

       On November 10, 1998, counsel for certain of the defendants in the Stockholder Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement in light of the notice given by Trace to Foamex International and the special committee of the Board of Directors on November 5, 1998 whereby Trace terminated the First Merger Agreement on the grounds that the financing condition in the First Merger Agreement was incapable of being satisfied.

       On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named Foamex International, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Stockholders in connection with the Second Merger Agreement, that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

       The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs or the purported class or any breach of the stipulation of settlement. The defendants intend to vigorously defend the Stockholder Litigation. If the Stockholder Litigation is adversely determined, it could have a material adverse effect on the financial position, results of operations and cash flows of Foamex International.

       In addition, on or about November 18, 1998, a putative class action was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock of Foamex International between March 16, 1998 and October 19, 1998, naming Trace as defendant and alleging that Trace breached a contract between the putative class members and Trace. By order dated January 8, 1999, the Court transferred the action to the United States District Court for the Southern District of New York. Trace made a motion to dismiss the action on February 8, 1999, which motion is pending before the Court, and the Court has stayed all discovery in the action until the motion is decided. Neither Foamex International, Foamex L.P. nor any of the individual directors of Foamex International are named as defendants in this litigation.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004 (DC), was filed in the United States District court for the Southern District of New York naming as defendants Foamex International, Trace and certain officers and directors of Foamex International on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. Foamex L.P. is not a party to such suit. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated
Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The compliant seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. The defendants intend to vigorously defend the action. To date, no response to the complaint has been made and no discovery or other proceedings have taken place.

       As of April 16, 1999, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 4,321 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  LITIGATION (continued)

courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace has paid Foamex L.P.'s litigation expenses to date from insurance proceeds Trace received, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account indemnification provided by Trace, the coverage provided by Trace and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace's consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

       On April 14, 1999, Foamex International received communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace, Foamex International and Foamex L.P., which previously have been disclosed in Foamex International's and Foamex L.P.'s periodic filings. Foamex International's Board of Directors, in consultation with its special counsel, is in the process of evaluating such communications and what actions, if any, to take with respect thereto.

       In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. Foamex L.P. is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor, however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action. Such action could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

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

18.    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (continued)

       During 1998, sales to Foamex Carpet accounted for approximately $139.2 million of Foamex L.P.'s net sales. However, other than Foamex Carpet, no one customer accounted for more than 10.0% of Foamex L.P.'s net sales during the past three years. Customers that represent more than 10% of an operating segment's net sales are Sealy in foam products, Foamex Carpet in carpet cushion products, and Lear Corporation and Johnson Controls in automotive products. The loss of any one of these customers would have a material adverse effect on
Foamex L.P. During the year ended December 31, 1998, net sales to the five largest customers, excluding Foamex Carpet, comprised approximately $272.0 million or 23.5% of Foamex L.P.'s net sales.

       Disclosure about Fair Value of Financial Instruments

       The following disclosures of the estimated fair value amounts have been determined based on Foamex L.P.'s assessment of available market information and appropriate valuation methodologies.

       The estimated fair values of Foamex L.P.'s financial instruments as of December 31, 1998 are as follows:

                                                             Carrying Amount              Fair Value
     Liabilities:                                                           (thousands)
         Debt and debt - related party                           $723,478                    $724,998
                                                                 ========                    ========

       As of April 22, 1999, the estimated fair value of Foamex L.P.'s financial instruments was approximately $590.2 million.

       Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short- term nature of these instruments.

       The fair value of debt and related party debt is estimated using quoted market prices, where available, or discounted cash flows.

       Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

19.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                            1998            1997          1996
                                                                         ----------      ----------    ----------
                                                                                         (thousands)
       Cash paid for interest                                             $  69,615       $ 45,330      $43,378
                                                                          =========       ========      =======

       Cash paid for income taxes                                         $     884       $  4,504     $  1,533
                                                                          =========       ========      =======

       Non-cash capital expenditures                                      $      24       $    167    $     165
                                                                          =========       ========      =======

       Non-cash distribution of FJPS note                                 $       -       $ 35,567      $     -
                                                                          =========       ========      =======

       Non-cash distribution of Foamex International note                 $       -       $  2,000     $      -
                                                                          =========       ========      =======

       Non-cash distribution of investment in FJPS senior
         subordinated discount debentures                                 $       -       $105,829      $     -
                                                                          =========       ========      =======

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Foamex Capital Corporation
Wilmington, Delaware

In our opinion, the accompanying consolidated balance sheets present fairly, in all material respects, the financial position of Foamex Capital Corporation ("FCC") (a wholly owned subsidiary of Foamex L.P.) at December 31, 1998 and December 28, 1997. These balance sheets are the responsibility of FCC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming FCC will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, Foamex L.P. had a loss from continuing operations, net cash used by operating activities and a working capital deficit since it violated certain debt covenants for which it is seeking amendments; however, there can be no assurance that such amendments will be obtained and therefore all long-term debt is classified as current. These matters raise substantial doubt about FCC's ability to continue as a going concern. In addition, FCC has been informed by Trace International Holdings, Inc. ("Trace") that Trace has substantial debt obligations and may not have the financial resources to pay these obligations when due within the near future. As a result, Trace creditors could foreclose or otherwise attach Foamex International Inc.'s common stock. Such an event may result in the acceleration of all of Foamex L.P.'s debt, of which FCC is a joint obligor. Management's plans in regard to these matters are described in Note 2 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 22, 1999, except as to the
information presented in Note 2,
for which the date is May 5, 1999

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS

                                                              December 31,    December 28,
                                                                 1998            1997
                                                                ------          ------
CASH                                                            $1,000          $1,000
                                                                ======          ======

COMMITMENTS AND CONTINGENCIES                                   $   --          $   --
                                                                ------          ------

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share;
       1,000 shares authorized, issued and outstanding              10              10
   Additional paid-in capital                                      990             990
                                                                ------          ------
   Total Stockholder's Equity                                   $1,000          $1,000
                                                                ======          ======









       The accompanying notes are an integral part of the balance sheets.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS

1.     ORGANIZATION

       Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., was formed on July 20, 1992 and initially capitalized on July 23, 1992 for the purpose of obtaining financing from external sources.

2.     COMMITMENTS AND CONTINGENCIES

       For the year ended December 31, 1998, Foamex L.P. had a loss from continuing operations, a working capital deficit and was not in compliance with certain debt covenants for which it is seeking amendments. Such non-compliance provides the lenders under those agreements, which have an aggregate outstanding principal amount of approximately $415.4 million, upon notice and lapse of time to declare all of such indebtedness to be due. Notwithstanding the fact that to date the lenders have not executed such rights and have granted Foamex L.P. a waiver of such covenants through May 5, 1999, which has been extended through June 30, 1999, to enable Foamex L.P. to negotiate an amendment of such covenants; however, there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current in Foamex L.P.'s financial statements. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and substantially all of Foamex L.P.'s long-term debt would become due. Therefore, Foamex L.P. has reclassified approximately $715.8 million of long-term debt as current. Such classification raises substantial concern about Foamex L.P.'s ability to continue as a going concern.

       FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

       9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

       The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the 1997 Refinancing Plan. The Senior Subordinated Notes
represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture). The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes and to Foamex L.P.'s subordinated note payable.

       13 1/2% Senior Subordinated Notes due 2005, Series B ("13 1/2% Senior Subordinated Notes")

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes represent unsecured general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture). The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum payable semiannually on each February 15 and August 15. The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. The 13 1/2% Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000, initially at 106.75% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004. Upon the occurrence of a change of control, as

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS

2.     COMMITMENTS AND CONTINGENCIES (continued)

defined, each holder of the 13 1/2% Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the 13 1/2% Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The 13 1/2% Senior Subordinated Notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the Senior Subordinated Notes and to Foamex L.P.'s subordinated note payable.

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

                                                                                                        Schedule II
                                           FOAMEX L.P. AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                    (thousands)
                                             Balance at   Charged to     Charged to                     Balance at
                                         Beginning of     Costs and         other                         End of
                                            Period         Expenses      Accounts(1)      Deductions       Period
YEAR ENDED DECEMBER 31, 1998
Allowance for Uncollectible Accounts       $  6,844         $ 2,000       $   (762) (1)(2) $  1,733      $  6,349
                                           ========         =======       ========         ========      ========

Reserve for Discounts                      $  1,238         $     -       $  6,889  (1)    $  7,198      $    929
                                           ========         =======       ========         ========      ========

Deferred Tax Asset Valuation Allowance     $  9,097         $      -      $ (9,097) (4)    $      -      $      -
                                           ========         =======       ========         ========      ========


YEAR ENDED DECEMBER 28, 1997
Allowance for Uncollectible Accounts       $  3,060         $ 2,295       $  2,898         $  1,409      $  6,844
                                           ========         =======       ========         ========      ========

Reserve for Discounts                      $  3,268         $     -       $ 10,182         $ 12,212      $  1,238
                                           ========         =======       ========         ========      ========

Deferred Tax Asset Valuation Allowance     $ 15,988         $(5,028)      $ (1,863) (3)    $      -      $  9,097
                                           ========         =======       ========         ========      ========


YEAR ENDED DECEMBER 29, 1996

Allowance for Uncollectible Accounts       $  4,839         $   704       $    292         $  2,775      $  3,060
                                           ========         =======       ========         ========      ========

Reserve for Discounts                      $  4,299         $     -       $ 12,190         $ 13,221      $  3,268
                                           ========         =======       ========         ========      ========

Deferred Tax Asset Valuation Allowance     $ 13,473         $ 9,370       $ (6,855) (3)    $      -      $ 15,988
                                           ========         =======       ========         ========      ========

(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Includes  $3.2  million  of  reserved   transferred  out  due  to  the  GFI
     Transaction.

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.

(4)  Represents valuation allowances transferred out due to the GFI Transaction.