Form 10-Q/A
period 1998-03-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1999-05-14
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A-1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     05-0475617
          Delaware                                     22-3182164
------------------------------                    ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


1000 Columbia Avenue
Linwood, PA                                              19061
------------------------------                    ----------------------
(Address of principal                                 (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000

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

                                  Page 1 of 29
                          Exhibit List on Page 23 of 29

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                            Page
Part I.  Financial Information:

          Item 1. Financial Statements

           Foamex L.P.

           Condensed Consolidated Statements of Operations - Thirteen
              Week Periods Ended March 29, 1998 and March 30, 1997            3

           Condensed Consolidated Balance Sheets as of March 29, 1998
              and December 28, 1997                                           4

           Condensed Consolidated Statements of Cash Flows - Thirteen
              Week Periods Ended March 29, 1998 and March 30, 1997            5

           Notes to Condensed Consolidated Financial Statements               6

           Foamex Capital Corporation


           Balance Sheets as of March 29, 1998 and December 28, 1997         15

           Notes to Balance Sheets                                           16

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        18

Part II. Other Information                                                   23

         Exhibit List                                                        23

         Signatures                                                          29

         The Company is filing this Form 10-Q/A-1 to reflect adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 related to prior periods including, but not limited to, the first quarter of 1998 and changes to the accounting treatment of the GFI Transaction (as defined). The Company has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect only such adjustments, but has not updated such disclosure to reflect other developments since the original filing. Reference is made to the Company's subsequent reports under the Securities Exchange Act of 1934, as amended, which have been filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                      13 Week Periods Ended
                                                      ---------------------
                                                   March 29,           March 30,
                                                     1998                1997
                                                  ---------           ---------
                                                          (thousands)

NET SALES                                         $ 298,073           $ 229,120

COST OF GOODS SOLD                                  253,165             186,323
                                                  ---------           ---------

GROSS PROFIT                                         44,908              42,797

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           20,999              15,685
                                                  ---------           ---------

INCOME FROM OPERATIONS                               23,909              27,112

INTEREST AND DEBT ISSUANCE EXPENSE                   16,912              10,704

OTHER INCOME (EXPENSE), NET                            (313)                650
                                                  ---------           ---------

INCOME BEFORE PROVISION FOR INCOME TAXES              6,684              17,058

PROVISION FOR INCOME TAXES                            1,076                 842
                                                  ---------           ---------

INCOME BEFORE EXTRAORDINARY LOSS                      5,608              16,216

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                            (3,123)               (679)
                                                  ---------           ---------

NET INCOME                                        $   2,485           $  15,537
                                                  =========           =========



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                          March 29,          December 28,
ASSETS                                                       1998                1997
                                                          ---------           ---------
CURRENT ASSETS:                                                     (thousands)
     Cash and cash equivalents                            $   2,972           $   9,405
     Accounts receivable, net                               149,187             174,959
     Inventories                                            111,906             120,299
     Accounts receivable, related party                      15,970               1,680
     Other current assets                                    45,803              45,874
                                                          ---------           ---------
        Total current assets                                325,838             352,217

PROPERTY, PLANT AND EQUIPMENT, NET                          207,133             221,274

COST IN EXCESS OF ASSETS ACQUIRED, NET                      183,925             219,699

DEBT ISSUANCE COSTS, NET                                     15,420              18,889

OTHER ASSETS                                                 24,806              21,989
                                                          ---------           ---------

TOTAL ASSETS                                              $ 757,122           $ 834,068
                                                          =========           =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                                $   5,882           $   6,598
     Current portion of long-term debt                        4,009              12,161
     Accounts payable                                       115,044             121,147
     Accounts payable - related parties                       1,598              11,662
     Accrued interest                                         8,029              10,655
     Other accrued liabilities                               45,463              63,920
                                                          ---------           ---------
        Total current liabilities                           180,025             226,143

LONG-TERM DEBT                                              677,582             726,649

LONG-TERM DEBT - RELATED PARTY                               34,000                  --

OTHER LIABILITIES                                            31,525              37,578
                                                          ---------           ---------

        Total liabilities                                   923,132             990,370
                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES                                    --                  --
                                                          ---------           ---------

PARTNERS' EQUITY (DEFICIT):
     General partners                                      (129,748)           (122,304)
     Limited partners                                            --                  --
     Note receivable from partner                           (18,608)            (16,118)
     Accumulated other comprehensive income                  (7,859)             (8,085)
     Other                                                   (9,795)             (9,795)
                                                          ---------           ---------
        Total partners' equity (deficit)                   (166,010)           (156,302)
                                                          ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)          $ 757,122           $ 834,068
                                                          =========           =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      13 Week Periods Ended
                                                                                      ---------------------
                                                                                  March 29,           March 30,
                                                                                    1998                 1997
                                                                                  ---------           ---------
OPERATING ACTIVITIES:                                                                      (thousands)
   Net income                                                                     $   2,485           $  15,537
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  7,251               5,055
       Amortization of debt issuance costs, debt discount and
          debt premium                                                                  247                 703
       Extraordinary loss on extinguishment of debt                                   2,857                 679
       Other operating activities                                                     2,142                 (83)
       Changes in operating assets and liabilities                                  (44,073)             (2,416)
                                                                                  ---------           ---------

          Net cash provided by (used for) operating activities                      (29,091)             19,475
                                                                                  ---------           ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                              (7,115)             (7,363)
   Acquisition, net of cash acquired                                                 (3,321)                 --
   Sale of subsidiaries                                                              (8,971)                 --
   Deposit for defeasence of indebtedness                                            (4,809)                 --
   Purchase of note from partner                                                     (2,490)                 --
   Decrease in restricted cash                                                           --               8,356
   Proceeds from (payments for) note receivable - related party                        (424)                 --
   Other investing activities                                                          (451)                 --
                                                                                  ---------           ---------

          Net cash used for investing activities                                    (27,581)                993
                                                                                  ---------           ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings                             (716)                293
   Net proceeds from revolving loans                                                 69,973                  --
   Proceeds from long-term debt                                                     129,000                 500
   Repayment of long-term debt                                                     (126,827)             (9,038)
   Debt issuance costs                                                               (1,149)                 --
   Distributions to partners                                                        (20,000)               (124)
   Other financing activities                                                           (42)               (410)
                                                                                  ---------           ---------

          Net cash provided by (used for) financing activities                       50,239              (8,779)
                                                                                  ---------           ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                              (6,433)             11,689

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                             9,405              20,968
                                                                                  ---------           ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                               $   2,972           $  32,657
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

       On December 23, 1997, Foamex International Inc. ("Foamex International") acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million), Foamex International then contributed the assets of Crain subject to all of its liabilities and indebtedness to Foamex L.P. (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. (See Note 4).

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

2.     RESTATEMENT OF FINANCIAL INFORMATION

       The Company originally accounted for the GFI Transaction (as defined) (see Note 3) as a reorganization of companies under common control. As a result, the 1997 and 1998 accompanying consolidated statements of operations were previously restated to exclude the consolidated operations of General Felt Industries, Inc. ("General Felt"), and partners' equity (deficit) was charged to reflect the net effect of this transaction as of December 28, 1997. The consolidated balance sheet as of December 28, 1997 was also restated to exclude the consolidated assets and liabilities of General Felt and reflect Foamex L.P.'s investment in General Felt of approximately $103.1 million as a reduction of partners' equity (deficit). Upon consummation of the GFI Transaction, Foamex L.P. recorded an increase in partners' equity (deficit) of approximately $113.2 million associated with the assumption of indebtedness by Trace Foam LLC, related expenses and fees and other matters. In addition, Foamex L.P. recorded the $20.0 million distribution to Foamex International as discussed in Note 3.

       It was determined during the fourth quarter of 1998 that the GFI Transaction should have been recorded as a sale to an affiliated party outside of the consolidated group as opposed to a reorganization of companies under common control. Had the GFI Transaction been initially accounted for as a sale to an affiliated party outside of the consolidated group, Foamex L.P.'s balance sheet and statements of operations and cash flows for 1997 and 1998 would not have been restated to exclude its investment in and the results of operations of General Felt for the corresponding periods. As a result, the accompanying consolidated financial statements have been restated to include the operations of General Felt in the accompanying balance sheet and the statements of operations and cash flows of Foamex L.P. for 1997 and through February 27, 1998. In addition, Foamex L.P. identified certain adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 that related to prior periods including, but not limited to, the first quarter of 1998. As a result, the Company has restated the accompanying 1998 consolidated financial statements to also reflect the fourth quarter adjustments that relate to the first quarter.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.     RESTATEMENT OF FINANCIAL INFORMATION (continued)

       The following information reflects the restatement of the accompanying consolidated financial statements for the reasons discussed above, for the respective periods noted below:

                                                               For the Three Months Ended March 29, 1998
                                                               -----------------------------------------
                                                          As Previously                                As
                                                             Reported        Adjustments           Restated
                                                             --------        -----------           --------
       Statement of Operations:
         Net sales                                            $284,545         $ 13,528            $298,073
         Cost of goods sold                                    240,982           12,183             253,165
                                                            ----------         --------          ----------
         Gross profit                                           43,563            1,345              44,908
         Selling, general and administrative                    17,766            3,233              20,999
                                                            ----------         --------          ----------
         Income from operations                                 25,797           (1,888)             23,909
         Interest and debt issuance expense                     17,675             (763)             16,912
         Other income (expense), net                              (274)             (39)               (313)
                                                            ----------         --------          ----------
         Income before provision for income taxes                7,848           (1,164)              6,684
         Provision for income taxes                                725              351               1,076
                                                            ----------         --------          ----------
         Income before extraordinary loss                        7,123           (1,515)              5,608
         Extraordinary loss                                     (3,123)               -              (3,123)
                                                            ----------         --------          ----------
         Net income                                         $    4,000         $ (1,515)         $    2,485
                                                            ==========         ========          ==========

       Cash Flows:
         Net cash used for operating activities               $(29,535)       $     444            $(29,091)
         Net cash used for investing activities                (18,016)          (9,565)            (27,581)
         Net cash provided by financing activities              41,541            8,698              50,239
         Net cash at beginning of period                         8,982              423               9,405

                                                                         As of March 29, 1998
                                                                         --------------------
                                                          As Previously                               As
                                                             Reported        Adjustments           Restated
                                                             --------        -----------           --------
       Balance Sheet:
         Current assets                                       $327,964          $(2,126)           $325,838
         Total assets                                          758,498           (1,376)            757,122
         Current liabilities                                   179,900              125             180,025
         Total liabilities                                     922,466              666             923,132
         Partners' deficit                                    (163,968)          (2,042)           (166,010)

                                                              For the Three Months Ended March 30, 1997
                                                              -----------------------------------------
                                                          As Previously                                As
                                                             Reported        Adjustments           Restated
                                                             --------        -----------           --------
       Statement of Operations:
         Net sales                                            $194,134          $34,986            $229,120
         Cost of goods sold                                    157,293           29,030             186,323
                                                            ----------         --------          ----------
         Gross profit                                           36,841            5,956              42,797
         Selling, general and administrative                    11,123            4,562              15,685
                                                            ----------         --------          ----------
         Income from operations                                 25,718            1,394              27,112
         Interest and debt issuance expense                     10,666               38              10,704
         Other income (expense), net                               821             (171)                650
                                                            ----------         --------          ----------
         Income before provision for income taxes               15,873            1,185              17,058
         Provision for income taxes                                368              474                 842
                                                            ----------         --------          ----------
         Income before extraordinary loss                       15,505              711              16,216
         Extraordinary loss                                       (679)               -                (679)
                                                            ----------         --------          ----------
         Net income                                         $   14,826         $    711          $   15,537
                                                            ==========         ========          ==========

                                       7

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.     RESTATEMENT OF FINANCIAL INFORMATION (continued)

                                                              For the Three Months Ended March 30, 1997
                                                              -----------------------------------------
                                                          As Previously                               As
                                                             Reported        Adjustments           Restated
                                                             --------        -----------           --------
       Cash Flows:
         Net cash provided by operating activities           $  22,217          $(2,742)          $  19,475
         Net cash used for investing activities                 (1,578)           2,571                 993
         Net increase in cash                                   11,860             (171)             11,689
         Net cash at beginning of period                        20,632              336              20,968

                                                                        As of December 28, 1997
                                                                        -----------------------
                                                          As Previously                               As
                                                             Reported        Adjustments           Restated
                                                             --------        -----------           --------
       Balance Sheet:
         Current assets                                       $304,989          $47,228            $352,217
         Total assets                                          735,937           98,131             834,068
         Current liabilities                                   198,835           27,308             226,143
         Total liabilities                                     995,360           (4,990)            990,370
         Partners' deficit                                    (259,423)         103,121            (156,302)

3.     GFI TRANSACTION

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions designed to simplify the structure of Foamex International and Foamex L.P. and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement (see Note 8), (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility, (the "Credit Facility"), (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt, and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a newly formed wholly owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P to Foamex International. As part of these transactions, FMXI, Inc. and Crain, both wholly owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt.

       Foamex L.P. originally accounted for the GFI Transaction as a reorganization of companies under common control (see Note 2). No gain has been recognized on the GFI Transaction. The impact of the GFI Transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Trace Foam LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.     GFI TRANSACTION (continued)

approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. The GFI Transaction used cash of approximately $10.2 million. The non-cash portion was insignificant.

4.     CRAIN ACQUISITION

       On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million), Foamex International then contributed the assets of Crain, subject to all its liabilities and indebtedness to Foamex L.P. Fees and expenses associated with the Crain Acquisition were approximately $13.2 million. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million.

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

                                               13 Week Period Ended
                                                  March 30, 1997
                                               --------------------
                                                   (thousands)

          Net sales                                 $306,768
                                                    ========

          Income before extraordinary loss          $ 12,783
                                                    ========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

5.     INVENTORIES

       Inventories consist of:

                                              March 29,        December 28,
                                                1998              1997
                                              --------          --------
                                                     (thousands)
          Raw materials and supplies          $ 69,473          $ 75,487
          Work-in-process                       16,561            15,620
          Finished goods                        25,872            29,192
                                              --------          --------
              Total                           $111,906          $120,299
                                              ========          ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                        March 29,        December 28,
                                                                          1998               1997
                                                                        --------          --------
          Credit Facility:                                                    (thousands)
            Term Loan A                                                 $     --          $ 76,700
            Term Loan B                                                   83,553           109,725
            Term Loan C                                                   75,958            99,750
            Term Loan D                                                  110,000           110,000
            Revolving credit facility                                    124,901            54,928
          9 7/8% Senior subordinated notes due 2007                      150,000           150,000
          13 1/2% Senior subordinated notes due 2005 (includes
            $13,272 and $13,720 of unamortized debt premiums)            111,272           111,720
          9 1/2% Senior secured notes due 2000                             4,523             4,523
          Industrial revenue bonds                                         7,000             7,000
          Subordinated note payable (net of unamortized
            debt discount of $804 and $886)                                6,211             6,129
          Other                                                            8,173             8,335
                                                                        --------          --------
                                                                         681,591           738,810

          Less current portion                                             4,009            12,161
                                                                        --------          --------

          Long-term debt-unrelated parties                              $677,582          $726,649
                                                                        ========          ========

          Long-term debt-related party consists of:

          Foamex/GFI Note                                               $ 34,000          $     --
                                                                        ========          ========

       Refinancing Associated with Transfer of General Felt Common Stock

       In  connection  with the  transfer of General Felt common stock (see Note
3), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Trace Foam LLC (as discussed in Note 3) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the Senior Secured Notes,
(iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million distribution to Foamex International and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.       EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $3.1 million. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, Foamex L.P. used approximately $8.4 million of proceeds from notes receivable - related party to repurchase outstanding indebtedness of approximately $8.0 million, which resulted in an extraordinary loss of approximately $0.7 million.

8.       RELATED PARTY TRANSACTIONS

       Effective February 27, 1998, Foamex L.P. entered into the Supply Agreement (as defined) (see Note 3) (i) whereby General Felt may purchase from Foamex L.P. finished prime, rubber and rebond carpet cushion at the lessor of cost plus 4.7% or fair market value, (ii) Foamex L.P. may purchase from General Felt nonwoven textile fiber products at the lessor of cost plus 15% or fair market value, and (iii) either party may purchase from the other trim foam and other raw materials and supplies for the lessor of the price paid for such raw materials or fair market value. During the thirteen week period ended March 29, 1998, Foamex sold approximately $13.4 million to General Felt under the Supply Agreement. Prior to February 27, 1998, Foamex L.P. has sales and purchases with General Felt based on an established intercompany transfer price which was adjusted to comply with the transfer pricing regulations of the Internal Revenue Code, as amended, if necessary. During the thirteen week period ended March 29, 1998 and March 30, 1997, Foamex L.P. sold approximately $18.1 million and $35.3 million, respectively, to General Felt and purchased from General Felt approximately $0.4 million and $0.4 million, respectively.

       In connection with the GFI Transaction (see Note 3), Foamex L.P. and Foamex Carpet entered into a Management Services Agreement whereby Foamex L.P. will provide certain administrative functions on behalf of Foamex Carpet at a cost basis. During the thirteen week period ended March 29, 1998, Foamex L.P. received $0.1 million for services provided to Foamex Carpet.

       On February 27, 1998, Foamex L.P. repaid approximately $4.8 million of an intercompany note payable with General Felt, and the balance was replaced by the Foamex/GFI Note. The Foamex/GFI Note was retained by Trace Foam LLC in connection with the transfer of General Felt. For the period from February 27, 1998 to March 29, 1999, Foamex L.P. incurred approximately $0.2 million of interest expense on the Foamex/GFI Note (see Note 3).

       Foamex L.P. has a supply agreement (the "Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the thirteen-week periods ended March 29, 1998 and March 30, 1997, Foamex L.P. purchased approximately $15.0 million and $11.6 million, respectively, of raw materials under the Supply Agreement. Effective March 30, 1998, Foamex L.P. has discontinued utilizing the Supply Agreement to purchase its raw materials.

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

9.     ENVIRONMENTAL MATTERS

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

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of March 29, 1998, Foamex L.P. has accruals of approximately $3.3 million for the remaining potential remediation costs for these facilities based on estimates.

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

       Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     ENVIRONMENTAL MATTERS (continued)

position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

10.    LITIGATION

       As of May 15, 1998, Foamex L.P. and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    LITIGATION (continued)

       A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holdings proposal to acquire all of the shares of Foamex International's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. Foamex L.P. is not a party to such suit.

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

11.    COMPREHENSIVE INCOME

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

                                                 March 29,         March 30,
                                                   1998              1997
                                                 --------          --------
                                                         (thousands)
Net income                                       $  2,485          $ 15,537
Foreign current translation adjustments               227              (184)
                                                 --------          --------
Total comprehensive income                       $  2,712          $ 15,353
                                                 ========          ========

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)


                                                         March 29,  December 28,
                                                           1998        1997
                                                         --------    --------
ASSETS                                                        (thousands)

CASH                                                       $  1        $  1
                                                           ====        ====

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                              $ --        $ --
                                                           ----        ----

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding         --          --
     Additional paid-in capital                               1           1
                                                           ----        ----

        TOTAL STOCKHOLDER'S EQUITY                         $  1        $  1
                                                           ====        ====





                 The accompanying notes are an integral part of
                              the balance sheets.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)

1.     ORGANIZATION

       Foamex Capital Corporation ("FCC"), a wholly owned subsidiary of Foamex L.P., was formed for the sole purpose of obtaining financing from external sources.

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

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)

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

       On February 27, 1998, Foamex International, Foamex L.P. and certain of its affiliates completed a series of transactions designed to simplify the structure of Foamex International and Foamex L.P. and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt Industries, Inc. ("General Felt"), entered into the Supply Agreement and the Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and the Foamex/GFI Note supported by a $34.5 million letter of credit under the Credit Facility, (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, each of General Felt and Foamex Fibers ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex International, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement, pursuant to which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. to Foamex International. As part of these transactions, FMXI, Inc. and Crain, both wholly owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt.

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

13 Week Period Ended March 29, 1998 Compared to 13 Week Period Ended March 30, 1997

Results of Operations

       Net sales for the first quarter of 1998 were $298.1 million as compared to $229.1 million in the first quarter of 1997, an increase of $69.0 million or 30.1%. Carpet cushion products net sales for the first quarter of 1998 decreased (19.3)% to $54.8 million from $67.9 million in the first quarter of 1997. This decrease was primarily due to the GFI Transaction which occurred on February 27, 1998 (see Note 3), which resulted in General Felt no longer being included in Foamex L.P.'s results of operations subsequent to the transaction date. Carpet cushion products are exclusively sold to Foamex Carpet. Cushioning products net sales for the first quarter of 1998 increased 86.3% to $97.8 million from $52.5 million in the first quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Furniture products net sales for the first quarter of 1998 increased 36.8% to $43.1 million as compared to net sales of $31.5 million for the first quarter of 1997 primarily due to net sales from the Crain operations. Automotive products net sales for the first quarter of 1998 increased 10.0% to $65.7 million from $59.7 million in the first quarter of 1997 primarily due to increased volume. Technical products net sales for the first quarter of 1998 increased 20.6% to $21.1 million from $17.5 million in the first quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products. Consumer products net sales for the first quarter of 1998 were $15.6 million. The consumer products category was acquired pursuant to the Crain Acquisition in December 1997.

       Gross profit as a percentage of net sales decreased to 15.1% for the first quarter of 1998 from 18.7% in the first quarter of 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex L.P.'s historical gross profit margins. Also, the gross profit was lower in the first quarter of 1998 since Foamex L.P. carried the full individual operating costs of both organizations.

       Income from operations was $23.9 million for the first quarter of 1998 compared to $27.1 million in the first quarter of 1997 primarily due to the increase in selling, general and administrative expenses of $5.3 million primarily due to the Crain Acquisition, offset in part by an increase in gross profit of $2.2 million due primarily to increased volume resulting from the Crain Acquisition.

       Income before extraordinary loss decreased to $5.6 million for the first quarter of 1998 as compared to $16.2 million for the first quarter of 1997. The decrease is primarily due to an approximately $6.2 million increase in interest and debt issuance expense and $0.8 million of costs associated with the transfer of General Felt which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The extraordinary loss on early extinguishment of debt of approximately $3.1 million during the first quarter of 1998 primarily relates to the write-off of debt issuance costs associated with debt extinguished in connection with the GFI Transaction.

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

       Cash and cash equivalents decreased $6.4 million during 1998 to $3.0 million at March 29, 1998 from $9.4 million at December 28, 1997 primarily due to a decrease in operating cash results and an increase of cash used by the operating assets and liabilities. Working capital increased $19.7 million during 1998 to $145.8 million at March 29, 1998 from $126.1 million at December 28, 1997 primarily due to changes in net operating assets (as discussed below), a decrease in current portion of long-term debt, a decrease in accrued interest, and a net increase in other current assets and liabilities. The decrease in current portion of long-term debt and accrued interest are primarily due to the assumption of Foamex L.P.'s long-term debt by Trace Foam LLC in connection with the GFI Transaction. The net increase in other current assets and liabilities is primarily associated with the timing of payments for prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, accounts receivables from related parties, inventories, accounts payable and accounts payable related parties) decreased $3.7 million during 1998 to $160.4 million at March 29, 1998 from $164.1 million at December 28, 1997 primarily due to decreases in accounts receivable and inventory and decreases in accounts payable and accounts payable related party offset by increases in accounts receivable related party. The decrease in accounts receivable is primarily due to the GFI Transaction on February 27, 1998. The decrease in accounts payable and account payable related party is primarily due to the timing of payments and the GFI Transaction on February 27, 1998.

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

       Cash flow used for operating activities was $29.1 million for the first quarter of 1998 as compared to cash provided of $19.5 million for the first quarter of 1997. This decrease is primarily due to (i) a reduction in operating results, (ii) cash used for an increase in accounts receivable related party and other receivables associated with the timing of receipts and (iii) a reduction in accounts payable and accounts payable related party associated with the timing of payments.

       Cash flow used for investing activities was $27.6 million for the first quarter of 1998 as compared to cash flow provided of $1.0 million for the first quarter of 1997 primarily due to (i) $9.0 million in connection with the sale of certain subsidiaries, (ii) $7.1 million for capital expenditures, (iii) $3.3 million paid in connection with the Crain Acquisition, (iv) $2.5 million to purchase a note receivable from Foamex International, and (v) $4.8 million deposit to defease the senior secured notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Cash flow provided by financing activities increased to $50.2 million for the first quarter of 1998 as compared to cash used of $8.8 million for the first quarter of 1997. This increase is primarily associated with borrowings under the revolving loans to fund the operations of Crain during the first quarter of 1998 offset by the $20.0 million distribution to Foamex International and other expenses associated with the GFI Transaction.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Financial Statement Schedules.

         (a)  Exhibits

2.1(x)        -  Transfer  Agreement,  dated as of  February  27,  1998,  by and between Trace Foam LLC and Foamex L.P.
3.1(a)        - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)      - Fourth Amended and Restated Agreement of Limited  Partnership of
              Foamex L.P., dated as of December 14, 1993, by and among FMXI Inc.
              ("FMXI") and Trace Foam Company,  Inc. ("Trace Foam"),  as general partners,  and Foamex L.P., as a limited partner (the "Partnership
              Agreement").
3.2.2(b)      - First  Amendment to the  Partnership  Agreement,  dated June 28,
              1994.
3.2.3(c)      - Second  Amendment to the Partnership  Agreement,  dated June 12,
              1997.
3.2.4(v)      - Third Amendment to the Partnership Agreement, dated December 23,
              1997.
3.2.5(x)      - Fourth  Amendment to the Partnership  Agreement, dated February
              27, 1998.
3.3(y)        - Certificate of Incorporation of FMXI.
3.4(y)        - By-laws of FMXI.
3.5(k)        -  Certificate  of  Incorporation  of Foamex  Capital  Corporation
              ("FCC").
3.6(k)        - By-laws of FCC.
4.1.1(d)      - Indenture,  dated as of June 12, 1997, by and among Foamex L.P.,
              FCC,  the  Subsidiary  Guarantors  and The  Bank of New  York,  as
              Trustee,  relating  to  $150,000,000  principal  amount  of 9 7/8%
              Senior  Subordinated Notes due 2007,  including the form of Senior
              Subordinated Note and Subsidiary Guarantee.
4.1.2(v)      - First  Supplemental  Indenture,  dated as of December  23, 1997, between Foamex LLC ("FLLC") and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.1.3(x)      - Second  Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors,  General
              Felt  Industries,  Inc.  ("General  Felt"),  Foamex  Fibers,  Inc.
              ("Foamex Fibers"),  and FLLC, as withdrawing  guarantors,  and The
              Bank of New York, as trustee, relating to the 9 7/8% Notes.

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

27            - Amended  Financial  Data Schedule for the period ended March 29,
              1998.
27.1          - Amended  Financial  Data Schedule for the period ended March 30,
              1997.
----------------------------

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



                                               FOAMEX L.P.

                                               By:  FMXI, INC.
                                               General Partner


Date:  May 14, 1999                            By: /s/ John A. Feenan
                                                   -----------------------------
                                                   John A. Feenan
                                                   Executive Vice President and
                                                   Chief Financial Officer




                                               FOAMEX CAPITAL CORPORATION



Date:  May 14, 1999                            By:  /s/ John A. Feenan
                                                   -----------------------------
                                                   John A. Feenan
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer