Form 10-Q
period 1999-03-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1999-05-17
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and its therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 12, 1999 was 1,000.

                                  Page 1 of 23
                          Exhibit List on Page 22 of 23

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                                                               Page

Part I.   Financial Information:

          Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations (unaudited) - Quarterly Periods Ended
                March 31, 1999 and March 29, 1998                                                                3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 1999
                and December 31, 1998                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarterly Periods Ended
                March 31, 1999 and March 29, 1998                                                                5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6


          Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                                14

Part II.  Other Information                                                                                     22

          Item 1.  Legal Proceedings                                                                            22

          Item 6.  Exhibits and Reports on Form 8-K                                                             22

Signatures                                                                                                      23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                    Quarterly Periods Ended
                                                   March 31,        March 29,
                                                     1999             1998
                                                  ---------        ---------
                                                          (thousands)
NET SALES                                         $ 299,877        $ 298,073

COST OF GOODS SOLD                                  262,416          253,165
                                                  ---------        ---------

GROSS PROFIT                                         37,461           44,908

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           14,333           20,999

RESTRUCTURING AND OTHER CHARGES                       3,357               --
                                                  ---------        ---------

INCOME FROM OPERATIONS                               19,771           23,909

INTEREST AND DEBT ISSUANCE EXPENSE                   16,139           16,912

OTHER EXPENSE, NET                                      439              313
                                                  ---------        ---------

INCOME BEFORE PROVISION FOR INCOME TAXES              3,193            6,684

PROVISION FOR INCOME TAXES                              585            1,076
                                                  ---------        ---------

INCOME BEFORE EXTRAORDINARY LOSS                      2,608            5,608

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAXES                          --           (3,123)
                                                  ---------        ---------

NET INCOME                                        $   2,608        $   2,485
                                                  =========        =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                            March 31,       December 31,
ASSETS                                                         1999              1998
                                                            ---------         ---------
CURRENT ASSETS:                                       (thousands, except number of shares)
   Cash and cash equivalents                                $   4,907         $   3,192
   Accounts receivable, net                                   154,130           143,301
   Accounts receivable from related parties                     9,650            17,533
   Inventories                                                108,451           127,636
   Other current assets                                        28,729            33,849
                                                            ---------         ---------
       Total current assets                                   305,867           325,511

PROPERTY, PLANT AND EQUIPMENT, NET                            219,831           219,637

COST IN EXCESS OF ASSETS ACQUIRED, NET                        187,187           188,205

DEBT ISSUANCE COSTS, NET                                       14,612            13,946

OTHER ASSETS                                                   22,217            21,229
                                                            ---------         ---------

TOTAL ASSETS                                                $ 749,714         $ 768,528
                                                            =========         =========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings                                    $   3,493         $   2,957
   Current portion of long-term debt                          682,766           689,478
   Current portion of long-term debt - related party           34,000            34,000
   Accounts payable                                           119,678           139,726
   Accrued interest                                             7,897             7,396
   Other accrued liabilities                                   53,835            52,944
                                                            ---------         ---------
       Total current liabilities                              901,669           926,501

OTHER LIABILITIES                                              37,998            38,064
                                                            ---------         ---------

       Total liabilities                                      939,667           964,565
                                                            ---------         ---------

COMMITMENTS AND CONTINGENCIES                                      --                --
                                                            ---------         ---------

PARTNERS' DEFICIT:
   General partner                                           (138,818)         (141,426)
   Limited partner                                                 --                --
   Accumulated other comprehensive income (loss)              (25,796)          (26,208)
   Notes and advances receivable from partner                 (16,118)          (18,608)
   Notes receivable from related party                         (9,221)           (9,795)
                                                            ---------         ---------

       Total partners' deficit                               (189,953)         (196,037)
                                                            ---------         ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                     $ 749,714         $ 768,528
                                                            =========         =========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                          Quarterly Periods Ended
                                                                        March 31,         March 29,
                                                                          1999              1998
                                                                       ---------         ---------
                                                                               (thousands)
OPERATING ACTIVITIES:
   Net income                                                          $   2,608         $   2,485
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                         7,669             7,251
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustments                           (101)              247
     Extraordinary loss on early extinguishment of debt                       --             2,857
     Other operating activities                                              (96)            2,142
     Changes in operating assets and liabilities, net                        992           (44,073)
                                                                       ---------         ---------

         Net cash provided by (used for) operating activities             11,072           (29,091)
                                                                       ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                   (5,743)           (7,115)
   Acquisitions, net of cash acquired                                         --            (3,321)
   Sale of subsidiaries                                                       --            (8,971)
   Deposit for defeasance of indebtedness                                     --            (4,809)
   Repayments of (purchase of) note from partner                           2,490            (2,490)
   Proceeds from (payments for) note receivable - related party               --              (424)
   Other investing activities                                                 --              (451)
                                                                       ---------         ---------

         Net cash used for investing activities                           (3,253)          (27,581)
                                                                       ---------         ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   536              (716)
   Net proceeds from (repayments of) revolving loans                      (5,237)           69,973
   Proceeds from long-term debt                                               --           129,000
   Repayment of long-term debt                                            (1,212)         (126,827)
   Debt issuance cost                                                     (1,154)           (1,149)
   Cash overdraft                                                            963                --
   Distribution to partners                                                   --           (20,000)
   Other financing activities                                                 --               (42)
                                                                       ---------         ---------

         Net cash provided by (used for) financing activities             (6,104)           50,239
                                                                       ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        1,715            (6,433)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                  3,192             9,405
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $   4,907         $   2,972
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Foamex L.P.'s condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations and cash flows for quarterly periods ended March 31, 1999 and March 29, 1998 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. Foamex L.P. is a wholly owned subsidiary of Foamex International Inc. ("Foamex International").

       Effective September 1998, management of Foamex L.P. elected to change the year-end reporting period from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirements. This change was effective for the third fiscal quarter of 1998 which ended on September 30, 1998. Fiscal year 1997 was composed of fifty-two weeks and ended on December 28, 1997. As a result, the quarterly financial data for the quarterly period ended March 29, 1998 represents a thirteen-week period. The first quarter of 1999 ended on March 31st , which was the end of the third full month of 1999, and included 91 calendar days.

       Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s 1998 consolidated financial statements and notes thereto as set forth in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of March 31, 1999, Foamex L.P.'s operations consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for the quarterly periods ended March 31, 1999 and March 29, 1998 are included in Note 7.

       The accompanying condensed consolidated financial statements have been prepared assuming Foamex L.P. will continue as a going concern. For the year ended December 31, 1998, Foamex L.P. had a loss from continuing operations, a working capital deficit and was not in compliance and does not expect to be in compliance for future periods with certain debt covenants for which it is seeking amendments. Foamex L.P. received a waiver under its credit facility (the "Credit Facility") through May 5, 1999, which was subsequently extended on May 6, 1999 through June 30, 1999, for the covenants for which Foamex L.P. was not in compliance. Non-compliance under the Credit Facility and other debt agreements provides the lenders under the agreements, which have an aggregate outstanding principal balance of approximately $409.2 million at March 31, 1999, with the right, upon notice and lapse of time, to declare all of such indebtedness to be due. Notwithstanding the fact that to date, the lenders have not exercised such rights and have granted waivers of such covenants through June 30, 1999 to enable Foamex L.P. to negotiate amendments of such covenants; there can be no assurance that such amendments will be obtained. Were the lenders under the Credit Facility or the other debt agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and all of Foamex L.P.'s long-term debt would become due. As a result, Foamex L.P. has reclassified approximately $708.8 million and $715.8 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively. These matters raise substantial doubt about Foamex L.P.'s ability to continue as a going concern.

       Trace International Holdings, Inc. ("Trace") is a privately held company which owned approximately 46.1% of Foamex International's outstanding stock as of April 1, 1999 and whose Chairman also serves as the Chairman of Foamex International. In 1998, Trace informed Foamex International that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed Foamex International that waivers and/or modifications of such indebtedness had been

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. If Trace were to default on such indebtedness collateralized by Foamex International's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such indebtedness were to foreclose on Foamex International's common stock owned by Trace, such event could trigger the "change of control" provisions and correspondingly the acceleration and put rights contained in certain of Foamex L.P.'s debt agreements, as described below. This could result in the acceleration of all of Foamex L.P.'s debt. Although management believes that Foamex L.P.'s debt obligations could be refinanced under such circumstances, there can be no assurance that Foamex L.P. or its subsidiaries would be able to do so. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       Certain credit agreements and promissory notes of Foamex L.P. pursuant to which approximately $434.3 million of debt has been issued, as of March 31, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock of Foamex International. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified ownership levels of Foamex
International's common stock and other persons or group owns a greater percentage of Foamex International's common stock than Trace.

2.     INVENTORIES

       Inventories consist of:

                                         March 31,      December 31,
                                           1999            1998
                                               (thousands)

       Raw materials and supplies        $ 74,254        $ 93,241
       Work-in-process                     11,748          12,087
       Finished goods                      22,449          22,308
                                         --------        --------

       Total                             $108,451        $127,636
                                         ========        ========

3.     CURRENT PORTION OF LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Foamex L.P. reclassified approximately $708.8 million and $715.8 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively, in connection with waivers granted through June 30, 1999 under the Credit Facility for noncompliance with certain debt covenants. These matters raise substantial doubt about Foamex L.P.'s ability to continue as a going concern. Foamex L.P. is seeking amendments to its Credit Facility. (See Note 1.)

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. CURRENT PORTION OF LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

       Current portion of long-term debt consists of:

                                                                             March 31,     December 31,
                                                                               1999            1998
                                                                             --------        --------
       Credit Facility:                                                              (thousands)
         Term Loan B                                                         $ 82,504        $ 82,714
         Term Loan C                                                           75,003          75,194
         Term Loan D                                                          108,625         108,900
         Revolving credit facility                                            134,201         139,438
       9 7/8% Senior subordinated notes due 2007                              150,000         150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $11,445 and $11,893 of unamortized debt premium)                     109,445         109,893
       Industrial revenue bonds                                                 7,000           7,000
       Subordinated note payable (net of unamortized
         debt discount of $431 and $523)                                        6,583           6,491
       Other                                                                    9,405           9,848
                                                                             --------        --------
                                                                              682,766         689,478

       Less current portion                                                   682,766         689,478
                                                                             --------        --------

       Long-term debt-unrelated parties                                      $     --        $     --
                                                                             ========        ========

       Current portion of long-term debt - related party consists of:

       Foamex/GFI Note                                                       $ 34,000        $ 34,000
                                                                             ========        ========

       Debt Restrictions and Covenants

       The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P. (a) to pay distributions or redeem partnership interests,
(b) to make certain restrictive payments or investments, (c) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (d) to merge, consolidate or sell all or substantially all of its assets or (e) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder (see Note 1). Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth and interest, fixed charge and leverage coverage ratios, as defined. Under the most restrictive of the distribution restrictions, Foamex L.P. can make distributions to Foamex International only to the extent necessary to enable Foamex International to meet its operating and debt obligations.

       Foamex L.P. amended its Credit Facility on March 11, 1999. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and managements' expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was greater than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, which was further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in the Credit Facility and certain events of default arising out of its Mexican operations, in order to enable Foamex L.P. to negotiate a further amendment of the Credit Facility.

       During the quarterly periods ended March 31, 1999 and March 29, 1998, Foamex L.P. paid approximately $0.5 million and $0.2 million, respectively to Foam Funding LLC for interest on a note payable to them.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     LITIGATION

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004 (DC), was filed in the United States District court for the Southern District of New York naming as defendants Foamex International, Trace and certain officers and directors of Foamex International on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The compliant seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. The defendants intend to vigorously defend the action. To date, no response to the complaint has been made and no discovery or other proceedings have taken place. Foamex L.P. is not a party to such suit.

       On April 14, 1999, Foamex International received communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and Foamex International and Foamex L.P., which previously have been disclosed in Foamex International's and Foamex L.P.'s periodic filings. Foamex International's Board of Directors, in consultation with its special counsel, is in the process of evaluating such communications and what actions, if any, to take with respect thereto. Foamex L.P. was not named in such communications.

       Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998 included the following discussions of other material litigation involving Foamex L.P. and Foamex International. There have been no significant developments in such litigation since the filing of Foamex L.P.'s Annual Report on Form 10-K.

       Beginning on or about March 17, 1998, six actions (collectively the "Stockholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of Foamex International. The Stockholder Litigation, purportedly brought as class actions on behalf of all stockholders of Foamex International, named Foamex International, certain of its directors, certain of its officers, Trace and Trace Merger Sub, Inc. ("Merger Sub") as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of Foamex International unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of Foamex International for $17.00 per share. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action, No. 16259NC was entered by the Court on May 28, 1998. Foamex L.P. is not a party to the Stockholder Litigation.

       The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive stipulation of settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Stockholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the Agreement and Plan of Merger (the "First Merger Agreement") which provided, among other things, for all of the Foamex International outstanding common stock not owned by Trace and its subsidiaries (the "Public Shares") to be converted into the right to receive $18.75 in cash, without interest.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     LITIGATION (continued)

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of Foamex International unaffiliated with Trace and its subsidiaries (the "Public Stockholders"), the dismissal of the Stockholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, Foamex International and the individual defendants in the Stockholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing to consider whether the settlement should be approved for October 27, 1998 (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, Foamex International agreed to pay the cost, if any, of sending notice of the settlement to the Public Stockholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Stockholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of Foamex International's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and Foamex International issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

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

       On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named Foamex International, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Stockholders in connection with a second Agreement and Plan Merger (the "Second Merger Agreement"), that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

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

       In addition, on or about November 18, 1998, a putative class action was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock of the Company between March 16, 1998 and October 19, 1998, naming Trace as defendant and alleging that Trace breached a contract between the putative class members and Trace. By order dated January 8, 1999, the Court transferred the action to the United States District Court for the Southern District of New York. Trace made a motion to dismiss the action on February 8, 1999, which motion is pending before the Court, and the Court has stayed all discovery in the action until the motion is decided. Neither Foamex International, Foamex L.P. nor any of the individual directors of Foamex International are named as defendants in this litigation.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     LITIGATION (continued)

       As of May 17, 1999, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 4,300 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

5.       COMPREHENSIVE INCOME

       Comprehensive income for the quarterly periods noted below is comprised of the following:

                                                     Quarterly Period Ended
                                                     March 31,    March 29,
                                                       1999          1998
                                                      ------        ------
                                                          (thousands)
       Net income                                     $2,608        $2,485
       Foreign current translation adjustments           412           227
                                                      ------        ------
       Total comprehensive income                     $3,020        $2,712
                                                      ======        ======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.     RESTRUCTURING AND OTHER CHARGES

       As announced previously by Foamex International in its March 16, 1999 press release, Foamex International and its subsidiaries approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, Foamex L.P. recorded restructuring charges of approximately $3.4 million in connection with this plan related primarily to severance in connection with replacing its former Chairman and Chief Executive Officer and work force reductions of approximately 78 employees. Approximately $1.9 million of these severance costs will be paid by June 30, 1999. Approximately $1.5 million, which relates to contractual severance costs payable to the former Chairman and Chief Executive Officer, will be paid through March 2001. Foamex L.P. expects to record additional restructuring charges in the future as it fully implements its restructuring plan.

7.     OPERATING SEGMENT AND RELATED DATA

       Foamex L.P. reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

       Foamex L.P.'s reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding industry, furniture industry and the retail industry. The carpet cushion products segment sells prime, rebond, sponge rubber and felt carpet cushion principally to Foamex Carpet Cushion, Inc. ("Foamex Carpet"). The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The technical products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

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

       The accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" (see Note 2 to Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998). Revenues and costs have been included in operating segments where specifically identified. Costs shared by operating segments have been allocated on the basis of the amount utilized.

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
Quarterly period ended March 31, 1999:
Net sales                            $139,379    $43,303         $88,771      $22,248      $6,176       $299,877
Income (loss) from operations          12,921       (371)          6,792        5,035      (4,606)        19,771
Depreciation and amortization           4,147      1,169           1,235          636         482          7,669

Quarterly period ended March 29, 1998:
Net sales                            $148,293    $56,164         $65,681      $21,116      $6,819       $298,073
Income (loss) from operations          12,113      1,504           7,415        4,537      (1,660)        23,909
Depreciation and amortization           3,806      1,071           1,177          629         568          7,251

8.       RELATED PARTY TRANSACTIONS

       During the quarterly periods ended March 31, 1999 and March 29, 1998, Foamex L.P. sold approximately $43.3 million and $56.2 million, respectively, of carpet cushion products to Foamex Carpet. In addition, Foamex L.P. provided and invoiced approximately $0.6 million and $0.3 million of administrative services to Foamex Carpet during the quarterly periods ended March 31, 1999 and March 29, 1998, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.       RELATED PARTY TRANSACTIONS (continued)

       Also, Foamex L.P. chartered an aircraft (which is owned by a wholly owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.1 million and $0.2 million during the quarterly periods ended March 31, 1999 and March 29, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of March 31, 1999, Foamex L.P.'s operations consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page 4 of Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

       The accompanying condensed consolidated financial statements have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in
Note 1 to the accompanying condensed consolidated financial statements and under "Liquidity and Capital Resources" below, at December 31, 1998 Foamex L.P. was not in compliance and does not expect to be in compliance for future periods with certain financial covenants contained in certain of its debt agreements. These debt agreements had outstanding principal balances aggregating approximately $409.2 million at March 31, 1999. Were the lenders under these agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and all of Foamex L.P.'s long-term debt would become due. Additionally, as discussed in Note 1 to the accompanying condensed consolidated financial statements and under "Liquidity and Capital Resources" below, if Trace defaults on its indebtedness collateralized by Foamex International's common stock and such creditors exercise their rights and remedies under the related debt agreements, all of Foamex L.P.'s indebtedness may be accelerated. As a result, Foamex L.P. reclassified approximately $708.8 million and $715.8 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively. These matters raise substantial doubt about Foamex L.P.'s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       On March 16, 1999, Foamex International  announced that it had hired John
G. Johnson, Jr. as President, Chief Executive Officer and director of Foamex International following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of Foamex International. Mr. Johnson holds the position of Chief Executive Officer of Foamex L.P. Foamex International also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value.

       Restructuring Plan

       As announced previously by Foamex International in its March 16, 1999 press release, Foamex International and its subsidiaries approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, Foamex L.P. recorded restructuring charges of approximately $3.4 million in connection with this plan related primarily to severance in connection with replacing its former Chairman and Chief Executive Officer and work force reductions of approximately 78 employees. Approximately $1.9 million of these severance costs will be paid by June 30, 1999. Approximately $1.5 million, which relates to contractual severance costs payable to the former Chairman and Chief Executive Officer, will be paid through March 2001. Foamex L.P. expects to record additional restructuring charges in the future as it fully implements its restructuring plan. Such amounts cannot be estimated at this time but are expected to relate primarily to severance costs.

       Acquisitions and Dispositions

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions designed to simplify Foamex International's and Foamex L.P.'s structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc. ("General Felt") with $4.8 million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex L.P., Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Foam Funding LLC retained ownership of the $34.0 million Foamex/GFI Note.

       No gain was recognized on the GFI Transaction. The impact of the GFI Transaction recorded during the quarterly period ended March 29, 1998 was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. The GFI Transaction used cash of approximately $10.2 million. The non-cash portion was insignificant.

       General

       Foamex L.P.'s automotive foam customers are predominantly original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, Foamex L.P.'s sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       Operating results for 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (a) Foamex L.P.'s debt structure and Foamex L.P.'s ability to successfully amend the terms of its Credit Facility and certain other indebtedness, (b) Foamex L.P.'s capital structure, (c) continued integration of the operations of Crain Industries, Inc. ("Crain") with Foamex L.P.'s operations (the "Crain
Consolidation"), (d) raw material cost increases, if any, by Foamex L.P.'s chemical suppliers, (e) Foamex L.P.'s success in passing on to its customers selling price increases to recover any such raw material cost increases and (f) fluctuations in interest rates.

RESULTS OF OPERATIONS

       Foamex L.P. reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
Quarterly period ended March 31, 1999:
Net sales                            $139,379    $43,303         $88,771      $22,248      $6,176       $299,877
Income (loss) from operations          12,921       (371)          6,792        5,035      (4,606)        19,771
Depreciation and amortization           4,147      1,169           1,235          636         482          7,669

Quarterly period ended March 29, 1998:
Net sales                            $148,293    $56,164         $65,681      $21,116      $6,819       $298,073
Income (loss) from operations          12,113      1,504           7,415        4,537      (1,660)        23,909
Depreciation and amortization           3,806      1,071           1,177          629         568          7,251

Quarterly Period Ended March 31, 1999 Compared to Quarterly Period Ended March 27, 1998

       Net sales for the first quarter of 1999 were $299.9 million as compared to $298.1 million in the first quarter of 1998, an increase of $1.8 million or 0.6%. The increase in net sales was primarily associated with increased sales of lamination products, which was offset by decreased sales due to the closure of several plants in connection with the Crain Consolidation and a reduction in sales in connection with the GFI Transaction, which occurred at the end of February 1998. Income from operations decreased $4.1 million or 17.3% to $19.8 million for the first quarter of 1999 from $23.9 million in the first quarter of 1998. The decrease in income from operations resulted primarily from (a) restructuring costs of $3.4 million recorded during the first quarter of 1999 and (b) a decrease in gross profit of $7.4 million resulting primarily from increased raw material costs and a decrease in carpet cushion units sold, offset in part by a decrease in selling, general and administrative expenses of $6.7 million. The decrease in selling, general and administrative costs was primarily due to (a) the elimination of duplicative costs from the Crain Consolidation,
(b) cost reductions implemented during the first quarter of 1999 and (c) reductions as a result of the GFI Transaction which occurred at the end of February 1998.

       Foam Products

       Foam products net sales for the first quarter of 1999 decreased 6.0% to $139.4 million from $148.3 million in the first quarter of 1998. Income from operations increased 6.7% to $12.9 million (9.3% of net sales) for the first quarter of 1999 from $12.1 million (8.2% of net sales) in the first quarter of 1998. The decrease in net sales was primarily associated with the closure of several plants as part of the Crain Consolidation. The increase in income from operations as a percentage of net sales was primarily the result of improved operating efficiencies resulting from the Crain Consolidation.

       Carpet Cushion Products

       Carpet cushion products net sales for the first quarter of 1999 decreased 22.9% to $43.3 million from $56.2 million in the first quarter of 1998 primarily due to the GFI Transaction and decreased units sold. Income from operations decreased 124.7% to a loss of $0.4 million (0.9% of net sales) for the first quarter of 1999 from income of $1.5 million (2.7% of net sales) in the first quarter of 1998. This decrease was primarily associated with the factors that caused the decrease in net sales.

       Automotive Products

       Automotive products net sales for the first quarter of 1999 increased 35.2% to $88.8 million from $65.7 million in the first quarter of 1998. The increase in net sales was associated with increased volume of lamination products. Income from operations decreased 8.4% to $6.8 million (7.7% of net sales) for the first quarter of 1999 from $7.4 million (11.3% of net sales) in the first quarter of 1998. This decrease was primarily a result of contract price reductions and the change in product mix to more laminated products which have lower margins than other automotive products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Technical Products

       Technical Products net sales for the first quarter of 1999 increased 5.4% to $22.2 million from $21.1 million in the first quarter of 1998. Income from operations increased 11.0% to $5.0 million (22.6% of net sales) for the first quarter of 1999 from $4.5 million (21.5% of net sales) in the first quarter of 1998. The increase in net sales and income from operations was primarily associated with increased sales of foam for ink jet printers.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from a decrease in net sales from Foamex L.P.'s
Mexican operations. The increase in loss from operations was primarily associated with the $3.4 million of restructuring charges recorded in the first quarter of 1999 discussed previously.

       Income Before Provision for Income Taxes

       Income before provision for income taxes decreased to $3.2 million for the first quarter of 1999 as compared to $6.7 million in the first quarter of 1998. This decrease is primarily due to the decrease in income from operations, as discussed above.

       Income Taxes

       The first quarter of 1999 provision for income taxes of $0.6 million primarily represents statutory taxes on operations in Mexico and Canada and state income taxes for those states who do not permit use of net operating loss carryforwards.

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt in 1998 of $3.1 million was primarily associated with the write-off of debt issuance costs in connection with the GFI Transaction.

Liquidity and Capital Resources

       Liquidity

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, (provided that such Credit Facility is successfully amended, as described below) will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. amended its Credit Facility in March 1999. Foamex L.P. paid approximately $1.2 million in financing fees and interest rates were increased in connection with this amendment. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was greater than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, which was further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in the Credit Facility and certain events of default arising out of its Mexican operations, in order to enable it to negotiate a further amendment of the Credit Facility. There can be no assurance that such an amendment will be obtained. The failure to obtain such an amendment would have a material adverse effect on Foamex L.P.

         Certain credit agreements and promissory notes of Foamex L.P. pursuant to which approximately $434.3 million of debt has been issued, as of March 31, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

common stock of Foamex International. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified ownership levels of Foamex
International's common stock and other persons or group owns a greater percentage of Foamex International's common stock than Trace. Trace is a privately held company which owned approximately 46.1% of Foamex International's outstanding common stock as of April 1, 1999 and whose Chairman also serves as the Chairman of Foamex International. In 1998, Trace informed Foamex International that Trace had substantial debt obligations that were due at the end of December 1998 and it did not have the financial resources to pay those obligations. Subsequently, Trace informed Foamex International that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's debt obligations. If Trace were to default on such indebtedness collateralized by Foamex International's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on Foamex International's common stock owned by Trace, such event could trigger the "change of control" provisions and correspondingly the acceleration and put rights contained in certain of Foamex L.P.'s debt agreements, as described below. This could result in the acceleration of all of Foamex L.P.'s debt. Although management believes that all such debt obligations could be refinanced under such circumstances, there can be no assurance that Foamex L.P. or its subsidiaries would be able to do so.

       The accompanying condensed consolidated financial statements have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in
Note 1 to the accompanying condensed consolidated financial statements, at December 31, 1998 Foamex L.P. was not in compliance and does not expect to be in compliance in the future with certain debt covenants for which it is seeking amendments. These agreements had outstanding principal balances aggregating approximately $409.2 million at March 31, 1999. Foamex L.P. received a waiver under the Credit Facility through May 5, 1999, which was subsequently extended on May 6, 1999 through June 30, 1999, for the covenants for which Foamex L.P. was not in compliance. Non-compliance under the Credit Facility and other debt agreements provides the lenders under the agreements, with the rights, upon notice and the lapse of time, to declare all of such indebtedness to be due. Notwithstanding the fact that to date the lenders have not exercised such rights and have granted waivers of such covenants through June 30, 1999, to enable Foamex L.P. to negotiate amendment of such covenants; there can be no assurance that such amendments will be obtained. Were the lenders under these agreement to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and all of Foamex L.P.'s long-term debt would become due. Additionally, as discussed above, if Trace defaults on its indebtedness collateralized by Foamex International's common stock and such creditors exercise their rights and remedies under the related debt agreements, all of Foamex L.P.'s indebtedness may be accelerated. As a result, Foamex L.P. reclassified approximately $708.8 million and $715.8 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively. These matters raise substantial doubt about Foamex L.P.'s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       If Foamex L.P. is able to amend the relevant covenants in its credit agreements and other financial arrangements, Foamex L.P. may be able to reclassify its long-term debt included in current liabilities as long-term. However, there can be no assurance that Foamex L.P. will be able to obtain the necessary amendments, or if obtained, that it will once again be able to classify such liabilities as long-term.

       As of March 31, 1999, there were $134.2 million of revolving credit borrowings, at an average interest rate of 8.30%, under the Credit Facility with $10.7 million available for additional borrowings and approximately $47.6 million of letters of credit outstanding which are supported by the Credit Facility. Borrowings by Foamex Canada Inc. as of March 31, 1999 were approximately $3.5 million, at an interest rate of 7.25%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.9 million.

       Foamex L.P. paid an aggregate $1.2 million in financing fees associated with the March 1999 amendment to the Credit Facility. Foamex L.P. has capitalized these costs and is currently amortizing them along with the previously paid deferred financing costs over the remaining life of the Credit Facility as Foamex L.P. expects to successfully amend the Credit Facility during

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the current waiver period. Foamex L.P. is in the process of negotiating further amendments to the Credit Facility and certain other financing agreements as discussed previously. Generally, amendments to financing agreements may result in changes to terms and conditions under the existing debt agreements, including but not limited to, changes in interest rates and financial and non-financial covenants. Additionally, there may be additional financing fees associated with obtaining such amendments. Foamex L.P. cannot determine the changes which may occur to the Credit Facility at this time, or the amount of financing fees which may be required in connection with this future amendment.

       Cash and cash equivalents increased to $4.9 million at March 31, 1999 from $3.2 million at December 31, 1998 due primarily to the increase in net cash provided by operating activities offset by the repayment of revolver borrowings. Excluding the reclassification of other long-term debt to current, working capital decreased $1.8 million to $113.0 million at March 31, 1999 from $114.8 million at December 31, 1998. Net operating assets and liabilities (comprised of accounts receivable, accounts receivable from related parties, inventories and accounts payable) increased $3.9 million to $152.6 million at March 31, 1999 as compared to $148.7 million at December 31, 1998. The increase was primarily due to an aggregate $2.9 million net increase in accounts receivable and accounts receivable from related parties and a decrease in accounts payable of $20.0 million offset by a decrease in inventories of $19.2 million. The increase in accounts receivable and accounts receivable related parties was primarily associated with an increase in sales during March 1999 as compared to December 1998 and the timing of receipts from Foamex Carpet. The decrease in inventories was primarily due to the December 31, 1998 balance including significant purchases of raw materials at year-end. The decrease in accounts payable is primarily associated with the timing of payments to vendors and the decrease in inventories from December 31, 1998 to March 31, 1999.

       Cash Flow from Operating Activities

       Cash flow provided by operating activities was $11.1 million for the quarterly period ended March 31, 1999 as compared to cash used of $29.1 million for the quarterly period ended March 29, 1998. The increase is primarily a result of a decrease in the use of cash by the operating assets and liabilities during 1999 as compared to 1998.

       Cash Flow from Investing Activities

       During 1999, Foamex L.P. spent approximately $5.7 million on capital improvements as compared to $7.1 million during the first quarter of 1998. The 1999 expenditures were primarily for recurring capital replacement additions. The 1998 expenditures included: (a) finalization of the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, (b) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities and (c) installation of flame laminators to support the increased volume of automotive laminated products. Foamex L.P. expects to reduce capital expenditures from historical levels for the foreseeable future.

       On  March  31,  1999,  Foamex   International  repaid  its  $2.5  million
promissory note dated December 31, 1998 to Foamex L.P.

       Cash Flow from Financing Activities

       In connection  with the GFI  Transaction  in February  1998,  Foamex L.P.
extinguished approximately $125.1 million of term loans under the Credit Facility funded with $129.0 million of cash proceeds from borrowings under new term loan agreements which were subsequently assumed by Foam Funding LLC. In connection with the GFI Transaction, Foamex L.P. distributed $20.0 million in cash pro rata to its partners, such distribution was funded with borrowings under the Credit Facility. See "Acquisitions and Dispositions."

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of March 31, 1999 was $3.5 million. Although it is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements for the year ended December 31, 1998, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. See Note 16 to Foamex L.P.'s consolidated financial statements included in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

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

Year 2000 Compliance

       Foamex L.P. uses numerous business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 Problem". The Year 2000 Problem arises from computer programs that were written using two digits rather than four to designate the year. In connection with the Year 2000 Problem, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, which would cause significant operational disruptions.

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

       The Year 2000 assessment process for each facility consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of required remediation actions, if any, and testing and implementation of these solutions. The inventory, assessment, remediation and testing phases were completed at the end of 1998, with fail safe testing and final implementation currently taking place in 1999. The progress of these phases as of March 31, 1999 is summarized below

       Foamex L.P. completed the inventory and assessment phases of the project by December 31, 1998. These phases consisted of a visit to each critical location by team members to promote awareness of the project and verify the initial inventory provided by the contact at each facility. Testing plans were developed which included correspondence with suppliers regarding date-sensitive devices. In addition, local management was advised of their roles and responsibilities in connection with the Year 2000 Problem.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       There is inherent uncertainty in connection with the Year 2000 Problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, Foamex L.P. is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment, remediation, and testing process continues to provide information in order to reduce the level of uncertainty regarding the impact of the Year 2000 Problem. Management believes that if Foamex L.P.'s solutions to the Year 2000 Problem are completed as scheduled; such solutions may help minimize the possibility of significant disruptions to Foamex L.P.'s operations.

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

           The information from Note 4 of the condensed consolidated financial statements of Foamex L.P. as of March 31, 1999 (unaudited) is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

       (a)    Exhibits

              27 Financial Data Schedule for the quarterly period ended March 31, 1999.

       (b) Foamex L.P. filed the following Current Reports on Form 8-K since December 31, 1998 through the date of this report:

              Form 8-K, as of dated March 11, 1999 reporting amendments to aspects of its credit agreements.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FOAMEX L.P.
                                            By:  FMXI, Inc.
                                                 General Partner


Date: May 17, 1999                          By: /s/ John A. Feenan
                                                --------------------------------
                                                John A. Feenan
                                                Vice President, Treasurer, Chief
                                                Financial Officer and Assistant
                                                Secretary

                                            FOAMEX CAPITAL CORPORATION


Date: May 17, 1999                          By: /s/ John A. Feenan
                                                --------------------------------
                                                John A. Feenan
                                                Vice President, Treasurer and
                                                Chief Financial Officer