Form 10-Q/A
period 1998-06-28
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1999-08-13
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION




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

                                  Page 1 of 31
                          Exhibit List on Page 25 of 31

                                  FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                                                               Page
Part I.  Financial Information:

          Item 1. Financial Statements

           Foamex L.P.

            Condensed Consolidated Statements of Operations - Thirteen Week and Twenty-Six
                Week Periods Ended June 28, 1998 and June 29, 1997                                                3

            Condensed Consolidated Balance Sheets as of June 28, 1998 and December 28, 1997                       4

            Condensed Consolidated Statements of Cash Flows - Twenty-Six Week Periods
                Ended June 28, 1998 and June 29, 1997                                                             5

            Notes to Condensed Consolidated Financial Statements                                                  6

            Foamex Capital Corporation

            Balance Sheets as of June 28, 1998 and December 28, 1997                                             16

            Notes to Balance Sheets                                                                              17

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                          19

Part II. Other Information                                                                                       25

         Exhibit List                                                                                            25

         Signatures                                                                                              31

         Foamex L.P. is filing this Form 10-Q/A to reflect adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 related to prior periods including, but not limited to, the second quarter of 1998 and changes to the accounting treatment of the GFI Transaction (as defined). Foamex L.P. has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect only such adjustments, but has not updated such disclosure to reflect other developments since the original filing. Reference is made to Foamex L.P.'s subsequent reports under the Securities Exchange Act of 1934, as amended, which have been filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                               13 Week Periods Ended          26 Week Periods Ended
                                               June 28,       June 29,       June 28,       June 29,
                                                 1998           1997          1998           1997
                                              ---------      ---------      ---------      ---------
                                                                    (thousands)
NET SALES                                     $ 273,708      $ 239,887      $ 571,781      $ 469,007

COST OF GOODS SOLD                              226,111        195,107        479,276        381,430
                                              ---------      ---------      ---------      ---------

GROSS PROFIT                                     47,597         44,780         92,505         87,577

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       17,824         15,646         38,823         31,331

RESTRUCTURING AND OTHER CHARGES (CREDITS)          (700)            --           (700)            --
                                              ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                           30,473         29,134         54,382         56,246

INTEREST AND DEBT ISSUANCE EXPENSE               15,568         10,805         32,480         21,509

OTHER INCOME (EXPENSE), NET                        (306)           472           (619)         1,122
                                              ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES             14,599         18,801         21,283         35,859

PROVISION FOR INCOME TAXES                          808          2,417          1,884          3,259
                                              ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS                13,791         16,384         19,399         32,600

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                           (72)       (44,859)        (3,195)       (45,538)
                                              ---------      ---------      ---------      ---------

NET INCOME (LOSS)                             $  13,719      $ (28,475)     $  16,204      $ (12,938)
                                              =========      =========      =========      =========




          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                      June 28,     December 28,
ASSETS                                                 1998            1997
                                                     ---------      ---------
CURRENT ASSETS:                                            (thousands)
     Cash and cash equivalents                       $   4,697      $   9,405
     Accounts receivable, net                          142,675        174,959
     Inventories                                       115,528        120,299
     Accounts receivable, related party                 21,021          1,680
     Other current assets                               52,063         45,874
                                                     ---------      ---------
        Total current assets                           335,984        352,217

PROPERTY, PLANT AND EQUIPMENT, NET                     208,617        221,274

COST IN EXCESS OF ASSETS ACQUIRED, NET                 182,490        219,699

DEBT ISSUANCE COSTS, NET                                14,938         18,889

OTHER ASSETS                                            19,518         21,989
                                                     ---------      ---------

TOTAL ASSETS                                         $ 761,547      $ 834,068
                                                     =========      =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                           $   7,320      $   6,598
     Current portion of long-term debt                   4,347         12,161
     Accounts payable                                   96,455        121,147
     Accounts payable - related parties                  5,756         11,662
     Accrued interest                                    9,931         10,827
     Other accrued liabilities                          41,219         63,748
                                                     ---------      ---------
        Total current liabilities                      165,028        226,143

LONG-TERM DEBT                                         683,853        726,649

LONG-TERM DEBT - RELATED PARTY                          34,000             --

OTHER LIABILITIES                                       28,976         37,578
                                                     ---------      ---------

        Total liabilities                              911,857        990,370
                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                     ---------      ---------

PARTNERS' EQUITY (DEFICIT):
     General partners                                 (116,542)      (122,304)
     Limited partners                                       --             --
     Notes receivable from partner                     (16,118)       (16,118)
     Accumulated other comprehensive income             (7,855)        (8,085)
     Other                                              (9,795)        (9,795)
                                                     ---------      ---------
        Total partners' equity (deficit)              (150,310)      (156,302)
                                                     ---------      ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)     $ 761,547      $ 834,068
                                                     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                         26 Week Periods Ended
                                                                        June 28,       June 29,
                                                                          1998           1997
                                                                       ---------      ---------
OPERATING ACTIVITIES:                                                          (thousands)
   Net income (loss)                                                   $  16,204      $ (12,938)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
       Depreciation and amortization                                      15,206         10,301
       Amortization of debt issuance costs and debt discount                 (33)         1,370
       Extraordinary loss on extinguishment of debt                        2,857         22,620
       Other operating activities                                          4,164            798
       Changes in operating assets and liabilities                       (72,420)       (47,256)
                                                                       ---------      ---------

          Net cash used for operating activities                         (34,022)       (25,105)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                  (15,252)       (16,369)
   Acquisitions, net of cash acquired                                     (3,899)            --
   Redemption of General Felt                                             (8,971)            --
   Purchase of FJPS senior secured discount debentures                        --       (105,829)
   Payments for note receivable - related party                             (424)            --
   Decrease in restricted cash                                                --         12,143
   Other investing activities                                               (382)            35
                                                                       ---------      ---------

          Net cash used for investing activities                         (28,928)      (110,020)
                                                                       ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   722            256
   Proceeds from revolving loans                                          82,426         49,000
   Proceeds from long-term debt                                          129,000        453,500
   Repayment of long-term debt                                          (132,318)      (363,392)
   Debt issuance costs                                                    (1,598)       (14,746)
   Distributions to partners                                             (20,074)        (5,949)
   Other financing activities                                                 84             (4)
                                                                       ---------      ---------

          Net cash provided by financing activities                       58,242        118,665
                                                                       ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,708)       (16,460)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                  9,405         20,968
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $   4,697      $   4,508
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Foamex L.P.'s condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 28, 1998 and the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997 and the condensed consolidated statements of cash flows for the twenty-six week periods ended June 28, 1998 and June 29, 1997 have been prepared by Foamex L.P. and its subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

       On December 23, 1997, Foamex International Inc. ("Foamex International") acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). Subsequent to the acquisition, Foamex International contributed the assets of Crain, subject to all of its liabilities and indebtedness, to Foamex L.P. Fees and expenses associated with the Crain Acquisition were approximately $13.2 million. (See Note 4).

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

2.     RESTATEMENT OF FINANCIAL INFORMATION

       The Company originally accounted for the GFI Transaction (as defined, see
Note 3) as a reorganization of companies under common control. As a result, the 1997 and 1998 accompanying consolidated statements of operations were previously restated to exclude the consolidated operations of General Felt Industries, Inc. ("General Felt"), and partners' equity (deficit) was charged to reflect the net effect of this transaction as of December 28, 1997. The consolidated balance sheet as of December 28, 1997 was also restated to exclude the consolidated assets and liabilities of General Felt and reflect Foamex L.P.'s investment in General Felt of approximately $103.1 million as a reduction of partners' equity (deficit). Additionally, upon consummation of the GFI Transaction, Foamex L.P. originally recorded an increase in partners' equity (deficit) of approximately $113.2 million associated with the assumption of indebtedness by Foam Funding LLC, related expenses and fees and other matters. Foamex L.P. also recorded the $20.0 million distribution to Foamex International as discussed in Note 3.

       It was determined during the fourth quarter of 1998 that the GFI Transaction should have been recorded as a sale to an affiliated party outside of the consolidated group as opposed to a reorganization of companies under common control. Had the GFI Transaction been initially accounted for as a sale to an affiliated party outside of the consolidated group, Foamex L.P.'s balance sheet and statements of operations and cash flows for 1997 and 1998 would not have been restated to exclude its investment in and the results of operations of General Felt for the corresponding periods. As a result, the accompanying consolidated financial statements have been restated to include the operations of General Felt in the accompanying balance sheet and the statements of operations and cash flows of Foamex L.P. for 1997 and in 1998 through the transaction date of February 27, 1998. In addition, Foamex L.P. identified certain adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 that related to prior periods including, but not limited to, the second quarter of 1998. As a result, the Company has also restated the accompanying 1998 consolidated financial statements to reflect the fourth quarter adjustments that relate to the second quarter.

       The following information reflects the restatement of the accompanying condensed consolidated financial statements for the reasons discussed above, for the respective periods noted below:

                                                            For the Quarterly Period Ended June 28, 1998
                                                          As Previously                                 As
                                                             Reported        Adjustments           Restated
       Statement of Operations
          Net sales                                           $ 263,347      $  10,361      $ 273,708
          Cost of goods sold                                    214,794         11,317        226,111
                                                              ---------      ---------      ---------
          Gross profit                                           48,553           (956)        47,597
          Selling, general and administrative                    17,030            794         17,824
          Restructuring and other charges (credits)                  --           (700)          (700)
                                                              ---------      ---------      ---------
          Income (loss) from operations                          31,523         (1,050)        30,473
          Interest and debt issuance expense                     15,818           (250)        15,568
          Other income (expense), net                              (306)            --           (306)
                                                              ---------      ---------      ---------
          Income (loss) before provision for income taxes        15,399           (800)        14,599
          Provision for income taxes                                808             --            808
                                                              ---------      ---------      ---------
          Income (loss) before extraordinary loss                14,591           (800)        13,791
          Extraordinary loss                                        (72)            --            (72)
                                                              ---------      ---------      ---------
          Net income (loss)                                   $  14,519      $    (800)     $  13,719
                                                              =========      =========      =========

                                                      For the Twenty-Six Week Period Ended June 28, 1998
                                                          As Previously                                 As
                                                             Reported        Adjustments           Restated
       Statement of Operations
            Net sales                                           $ 547,892      $  23,889      $ 571,781
            Cost of goods sold                                    455,776         23,500        479,276
                                                                ---------      ---------      ---------
            Gross profit                                           92,116            389         92,505
            Selling, general and administrative                    34,796          4,027         38,823
            Restructuring and other charges (credits)                  --           (700)          (700)
                                                                ---------      ---------      ---------
            Income (loss) from operations                          57,320         (2,938)        54,382
            Interest and debt issuance expense                     33,493         (1,013)        32,480
            Other income (expense), net                              (580)           (39)          (619)
                                                                ---------      ---------      ---------
            Income (loss) before provision for income taxes        23,247         (1,964)        21,283
            Provision for income taxes                              1,533            351          1,884
                                                                ---------      ---------      ---------
            Income (loss) before extraordinary loss                21,714         (2,315)        19,399
            Extraordinary loss                                     (3,195)            --         (3,195)
                                                                ---------      ---------      ---------
            Net income (loss)                                   $  18,519      $  (2,315)     $  16,204
                                                                =========      =========      =========

          Cash Flows
            Net cash used for operating activities              $ (34,446)     $     424      $ (34,022)
            Net cash used for investing activities                (19,383)        (9,545)       (28,928)
            Net cash provided by financing activities              49,544          8,698         58,242
                                                                ---------      ---------      ---------
            Net decrease in cash and cash equivalents              (4,285)          (423)        (4,708)

                                                                       As of June 28, 1998
                                                          As Previously                                 As
                                                             Reported        Adjustments           Restated
       Balance Sheet
         Current assets                                       $338,694          $(2,710)           $335,984
         Total assets                                          764,109           (2,562)            761,547
         Current liabilities                                   164,748              280             165,028
         Total liabilities                                     911,577              280             911,857
         Partners' deficit                                    (147,468)          (2,842)           (150,310)

                                                            For the Quarterly Period Ended June 29, 1997
                                                          As Previously                                 As
                                                             Reported        Adjustments           Restated
       Statement of Operations
         Net sales                                            $199,491          $40,396            $239,887
         Cost of goods sold                                    164,876           30,231             195,107
                                                             ---------         --------           ---------
         Gross profit                                           34,615           10,165              44,780
         Selling, general and administrative                    10,631            5,015              15,646
                                                            ----------        ---------          ----------
         Income from operations                                 23,984            5,150              29,134
         Interest and debt issuance expense                     10,836              (31)             10,805
         Other income (expense), net                               750             (278)                472
                                                          ------------       ----------        ------------
         Income before provision for income taxes               13,898            4,903              18,801
         Provision for income taxes                                481            1,936               2,417
                                                          ------------       ----------         -----------
         Income before extraordinary loss                       13,417            2,967              16,384
         Extraordinary loss                                    (44,859)               -             (44,859)
                                                            ----------   --------------          ----------
         Net income (loss)                                   $ (31,442)      $    2,967           $ (28,475)
                                                             =========       ==========           =========

                                                      For the Twenty-Six Week Period Ended June 29, 1997
                                                          As Previously                                 As
                                                             Reported        Adjustments           Restated
       Statement of Operations
         Net sales                                            $393,625          $75,382            $469,007
         Cost of goods sold                                    322,169           59,261             381,430
                                                             ---------         --------           ---------
         Gross profit                                           71,456           16,121              87,577
         Selling, general and administrative                    21,754            9,577              31,331
                                                            ----------        ---------          ----------
         Income from operations                                 49,702            6,544              56,246
         Interest and debt issuance expense                     21,502                7              21,509
         Other income (expense), net                             1,571             (449)              1,122
                                                           -----------       ----------         -----------
         Income before provision for income taxes               29,771            6,088              35,859
         Provision for income taxes                                849            2,410               3,259
                                                          ------------       ----------         -----------
         Income before extraordinary loss                       28,922            3,678              32,600
         Extraordinary loss                                    (45,538)               -             (45,538)
                                                            ----------   --------------          ----------
         Net income (loss)                                   $ (16,616)      $    3,678           $ (12,938)
                                                             =========       ==========           =========

       Cash Flows
         Net cash provided by operating activities          $  (23,275)         $(1,830)          $ (25,105)
         Net cash used for investing activities               (111,696)           1,676            (110,020)
         Net cash provided by financing activities             118,697              (32)            118,665
                                                            ----------       ----------           ---------
         Net decrease in cash and cash equivalents             (16,274)            (186)            (16,460)

                                                                          As of December 28, 1997
                                                          As Previously                                 As
                                                             Reported        Adjustments           Restated
       Balance Sheet
         Current assets                                       $304,989          $47,228            $352,217
         Total assets                                          735,937           98,131             834,068
         Current liabilities                                   198,835           27,308             226,143
         Total liabilities                                     995,360           (4,990)            990,370
         Partners' deficit                                    (259,423)         103,121            (156,302)

3.     GFI TRANSACTION

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions designed to simplify the structure of Foamex International and Foamex L.P. and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt Industries, Inc. ("General Felt"), entered into a supply agreement and an administrative services agreement (see Note 8), (ii)
Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility (the "Credit Facility"), (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt, and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General
Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an asset purchase agreement dated February 27, 1998, pursuant to which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. to Foamex International. As part of these transactions, FMXI, Inc. and Crain, both wholly owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt.

       No gain has been recognized on the GFI Transaction. The impact of the GFI Transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The proceeds from the $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. The GFI Transaction used cash of approximately $10.2 million. The non-cash portion was insignificant.

4.     CRAIN ACQUISITION

       On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million). Subsequent to the acquisition, Foamex International contributed the assets of Crain, subject to all its liabilities and indebtedness, to Foamex L.P. Fees and expenses associated with the Crain Acquisition were approximately $13.2 million. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million.

       The Crain Acquisition was accounted for as a purchase and the operations of Crain are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of the periods presented.

                                                                  13 Week Period              26 Week Period
                                                              Ended June 29, 1997         Ended June 29, 1997
                                                                                 (thousands)
       Net sales                                                     $255,915                      $495,059
                                                                     ========                      ========

       Income before extraordinary loss                             $  18,120                     $  34,535
                                                                    =========                     =========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had occurred at the beginning of the periods presented nor are they necessarily indicative of future consolidated results.

5.     INVENTORIES

       Inventories consist of:

                                                                        June 28,            December 28,
                                                                           1998                    1997
                                                                        ---------              ---------
                                                                                 (thousands)
       Raw materials and supplies                                        $ 73,253               $ 75,487
       Work-in-process                                                     16,704                 15,620
       Finished goods                                                      25,571                 29,192
                                                                        ---------              ---------
           Total                                                         $115,528               $120,299
                                                                         ========               ========

6.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                        June 28,        December 28,
                                                                           1998             1997
                                                                        --------          --------
       Credit Facility:                                                        (thousands)
            Term Loan A                                                 $     --          $ 76,700
            Term Loan B                                                   83,344           109,725
            Term Loan C                                                   75,766            99,750
            Term Loan D                                                  109,725           110,000
            Revolving credit facility                                    137,354            54,928
          9 7/8% Senior subordinated notes due 2007                      150,000           150,000
          13 1/2% Senior subordinated notes due 2005 (includes
            $12,824 and $13,720 of unamortized debt premium)             110,824           111,720
          9 1/2% Senior secured notes due 2000                                --             4,523
          Industrial revenue bonds                                         7,000             7,000
          Subordinated note payable (net of unamortized
            debt discount of $709 and $1,198)                              6,306             6,129
          Other                                                            7,881             8,335
                                                                        --------          --------
                                                                         688,200           738,810

          Less current portion                                             4,347            12,161
                                                                        --------          --------
          Long-term debt-unrelated parties                              $683,853          $726,649
                                                                        ========          ========

6.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

                                                                        June 28,         December 28,
                                                                           1998              1997
                                                                               (thousands)
       Long-term debt-related party consists of:
       Foamex/GFI Note                                                  $  34,000         $       -
                                                                        =========         =========

       Refinancing Associated with the GFI Transaction

       In connection with the GFI Transaction (see Note 3), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Foam Funding LLC (as discussed in Note 3) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the 9 1/2% senior secured notes due 2000 which were redeemed during June 1998, (iii) repay $4.8 million of indebtedness owed to General Felt,
(iv) fund the $20.0 million distribution to Foamex International and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note.

       Foamex/GFI Note

       In connection with the GFI Transaction (see Note 3), Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt (see Note 8). The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

       During the thirteen week and twenty-six week periods ended June 28, 1998, Foamex L.P. incurred interest expense of approximately $0.2 million and $0.8 million, respectively.

       Principal Payments

       Principal payments on Foamex L.P.'s long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $3.1 million; 1999 - $7.3 million; 2000 - $40.9 million; 2001 -
$6.9 million; 2002 - $2.9 million; 2003 - $148.2 million and thereafter - $500.8 million.

7.       EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction (see Note 3), Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $3.1 million in 1998. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, Foamex L.P. used approximately $12.1 million of proceeds from notes receivable - related party to repurchase outstanding indebtedness of approximately $11.8 million, which resulted in an extraordinary loss of approximately $1.0 million.



8.       RELATED PARTY TRANSACTIONS

       Effective February 27, 1998, Foamex L.P. and General Felt entered into a supply agreement that was subsequently assigned to Foamex Carpet (see Note 3) whereby (i) Foamex Carpet may purchase from Foamex L.P. finished prime, rubber and rebond carpet cushion at the lesser of cost plus 4.7% or fair market value,
(ii) Foamex

L.P. may purchase from Foamex Carpet nonwoven textile fiber products at the lesser of cost plus 15% or fair market value, and (iii) either party may purchase from the other trim foam and other raw materials and supplies for the lesser of the price paid for such raw materials or fair market value. Prior to February 27, 1998, Foamex L.P. had sales and purchases with General Felt based on an established intercompany transfer price which was adjusted to comply with the transfer pricing regulations of the Internal Revenue Code, as amended, if necessary. During the thirteen week periods ended June 28, 1998 and June 29, 1997, Foamex L.P. sold approximately $34.9 million and $37.2 million, respectively, to Foamex Carpet and purchased from Foamex Carpet approximately $0.9 million and $0.4 million, respectively. During the twenty-six week periods ended June 28, 1998 and June 29, 1997, Foamex L.P. sold approximately $66.4 million and $72.5 million, respectively, to Foamex Carpet and purchased from Foamex Carpet approximately $2.6 million and $0.8 million, respectively.

       In connection with the GFI Transaction (see Note 3), Foamex L.P. and General Felt entered into an administrative services agreement that was subsequently assigned to Foamex Carpet (the "Services Agreement"). Pursuant to the Services Agreement, Foamex L.P. will provide Foamex Carpet administrative and management services, as defined, at cost plus out-of-pocket expenses. During the thirteen and twenty-six week periods ended June 28, 1998, Foamex L.P. received $0.5 million and $0.6 million, respectively, for services provided to Foamex Carpet.

       During the thirteen week period ended March 29, 1998, Foamex L.P. incurred approximately $0.5 million of interest expense on a $38.8 million note due to General Felt. On February 27, 1998, Foamex L.P. repaid approximately $4.8 million of this note, and the balance was replaced by the Foamex/GFI Note. The Foamex/GFI Note was retained by Foam Funding LLC in connection with the GFI Transaction. During the thirteen week and twenty-six week periods ended June 28, 1998, Foamex L.P. incurred approximately $0.6 million and $0.8 million, respectively, of interest expense on the Foamex/GFI Note (see Note 3).

       Foamex L.P. has a supply agreement with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International will purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of this supply agreement are no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the twenty-six week
periods  ended  June  28,  1998  and  June  29,  1997,  Foamex  L.P.   purchased
approximately $15.0 million and $63.0 million, respectively, of raw materials under the supply agreement. Effective March 30, 1998, Foamex L.P. discontinued utilizing this supply agreement to purchase its raw materials.

       Foamex L.P. chartered an aircraft (which is owned by a wholly owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.3 million and $0.2 million during the thirteen week periods ended June 28, 1998 and June 29, 1997, respectively, and approximately $0.5 million and $0.6 million during the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively.

       On December 11, 1996, Foamex L.P. entered into a tax distribution advance agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution advance agreement. As of June 28, 1998, there were $13.6 million of advances to Foamex International under this agreement.

9.     ENVIRONMENTAL MATTERS

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During the twenty-six week period ended June 28, 1998, expenditures in connection with Foamex L.P.'s compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. As of June 28, 1998, Foamex L.P. has accruals of approximately $3.6 million for environmental matters. In addition, as of June 28, 1998 Foamex L.P. has net receivables of approximately $0.6 million relating to indemnification for environmental liabilities.

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

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of June 28, 1998, Foamex L.P. has accruals of approximately $3.0 million for the remaining potential remediation costs for these facilities based on estimates.

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

10.    LITIGATION

       As of August 12, 1998, Foamex L.P. and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification, there can be no assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, Foamex L.P. believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

       The parties to the lawsuits entered into a memorandum of understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Delaware Chancery Court following notice to the public stockholders and a hearing. The Memorandum of Understanding provides that as a result of, among other things, the stockholder litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders will be held to vote upon and adopt a proposed merger (the "Merger") and the related merger agreement (the "Merger Agreement") which provides, among other things, for the public shares of Foamex International's common stock to be converted into the right to receive $18.75 in cash, without interest. The Memorandum of Understanding also acknowledged that the terms of the Merger have been significantly improved over the terms originally proposed by Trace Holdings on March 16, 1998, and Foamex International and the individual director and officer defendants acknowledged that the filing and prosecution of the stockholder litigation was a factor they took into account in giving fair consideration to and entering into the Merger, and Trace Holdings acknowledged that it took into account the desirability of satisfactorily addressing the claims asserted in the stockholder litigation in agreeing to the increased consideration to be paid to the public stockholders pursuant to the Merger Agreement.

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

11.      COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the respective periods presented below is comprised of the following:

                                               13 Week Period       26 Week Period
                                           Ended June 28, 1998   Ended June 28, 1998
                                                           (thousands)
Net income                                        $ 13,719           $ 16,204
Foreign currency translation adjustments                 3                230
                                                  --------           --------
Total comprehensive income                        $ 13,722           $ 16,434
                                                  ========           ========

                                             13 Week Period        26 Week Period
                                          Ended June 29, 1997   Ended June 29, 1997
                                                          (thousands)
Net income (loss)                                 $(28,475)          $(12,938)
Foreign currency translation adjustments                16               (168)
                                                  --------           --------
Total comprehensive income (loss)                 $(28,459)          $(13,106)
                                                  ========           ========

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)

                                                          June 28,    December 28,
                                                            1998          1997
ASSETS                                                         (thousands)

CASH                                                          $1          $1
                                                              ==          ==

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                 $-          $-
                                                              ==          ==

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding           -           -
     Additional paid-in capital                                1           1
                                                              --          --

        TOTAL STOCKHOLDER'S EQUITY                            $1          $1
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

       On June 25, 1998, Foamex International, Trace Holdings, and Trace Merger Sub Corp. entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger (the "Merger") of Trace Merger Sub Corp. with and into Foamex International. Upon consummation of the Merger, the holders of the outstanding shares of Foamex International's common stock, other than Trace Holdings and its subsidiaries, will received, in exchange for their shares, $18.75 per share in cash. Consummation of the Merger is subject to a number of conditions, many of which are outside the control of Foamex International, including: (i) the approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of common stock of Foamex International; (ii) the absence of any injunction preventing consummation of the Merger, (iii) th absence of a material adverse change in the business of Foamex International, and (iv) the receipt of requisite financing.

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

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions designed to simplify Foamex International's and Foamex L.P.'s structures and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt Industries, Inc. ("General Felt"), entered into a supply agreement and an administrative services agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and the Foamex/GFI Note supported by a $34.5 million letter of credit under the Credit Facility, (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an asset purchase agreement dated February 27, 1998, pursuant to which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. to Foamex International. As part of these transactions, FMXI, Inc. and Crain Industries, Inc. ("Crain"), both wholly owned subsidiaries of Foamex International and general partners of Foamex L.P., were merged and Crain, as the surviving corporation, subsequently changed its name to FMXI, Inc. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt.

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

13 Week Period Ended June 28, 1998 Compared to 13 Week Period Ended
 June 29, 1997

Results of Operations

       Net sales for the second quarter of 1998 were $273.7 million as compared to $239.9 million in the second quarter of 1997, an increase of $33.8 million or 14.1%. Foam Products net sales for the second quarter of 1998 increased to $141.0 million from $82.6 million in the second quarter of 1997 primarily due to net sales from the Crain operations and increased volume to national bedding customers and fabricators. Carpet Cushion Products net sales for the second quarter of 1998 decreased 35.8% to $50.3 million from $78.4 million in the second quarter of 1997. This decrease was primarily due to (i) the GFI Transaction which occurred on February 27, 1998 (see Note 3), which resulted in approximately $15.0 million of the decrease due to General Felt no longer being included in Foamex L.P.'s results of operations subsequent to the transaction date, (ii) the sale of Dalton in October 1997 which contributed net sales of $13.6 million in 1997, and (iii) reductions in rebond selling prices as compared to 1997. Automotive Products net sales for the second quarter of 1998 increased 4.9% to $62.2 million from $59.3 million in the second quarter of 1997 primarily due to increased volume of laminated products. Technical Products net sales for the second quarter of 1998 increased 3.1% to $20.2 million from $19.6 million in the second quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 17.4% for the second quarter of 1998 from 18.7% in the second quarter of 1997. This decrease was primarily due to increased purchasing leverage offset by a shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex L.P.'s historical gross profit margins.

       Income from operations increased to $30.5 million for the second quarter of 1998 from $29.1 million in the second quarter of 1997 primarily due to the Crain Acquisition in December 1997, offset by the GFI Transaction in February 1998.

       Income before extraordinary loss decreased to $13.8 million for the second quarter of 1998 as compared to $16.4 million for the second quarter of 1997. The decrease is primarily due to the increase in income from operations of $1.3 million discussed above, offset by an increase of approximately $4.8 million in interest and debt issuance expense and $1.1 million of costs associated with the GFI Transaction which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt during the second quarter of 1997 of approximately $44.9 million primarily related to debt extinguished in connection with the June 1997 refinancing plan.

26 Week Period Ended June 28, 1998 Compared to 26 Week Period Ended
 June 29, 1997

Results of Operations

       Net sales for the twenty-six week period ended June 28, 1998 were $571.8 million as compared to $469.0 million for the twenty-six week period ended June 29, 1997, an increase of $102.8 million or 21.9%. Foam Products net sales for the twenty-six week period ended June 28, 1998 increased to $293.6 million from $163.3 million for the twenty-six week period ended June 29, 1997 primarily due to the net sales from the Crain operations and increased volume to national bedding customers and fabricators. Carpet Cushion Products net sales for the twenty-six week period ended June 28, 1998 decreased 25.7% to $111.2 million from $149.6 million for the twenty-six week period ended June 28, 1997. This decrease was primarily due to (i) an aggregate decrease of $74.3 million in connection with the GFI Transaction in February 1998 and the sale of Dalton in October 1997, (ii) reductions in rebond selling prices as compared to 1997 and
(iii) product mix. These decreases were offset by increases in net sales from the Crain Acquisition in December 1997. Automotive Products net sales for the twenty-six week period ended June 28, 1998 increased 5.6% to $125.7 million from $119.0 million for the twenty-six week period ended June 29, 1997 primarily due to increased volume. Technical Products net sales for the twenty-six week period ended June 28, 1998 increased 11.3% to $41.3 million from $37.1 million for the twenty-six week period ended June 29, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 16.2% for the twenty-six week period ended June 28, 1998 from 18.7% in the twenty-six week period ended June 29, 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex L.P.'s historical gross profit margins. Also, the gross profit was lower since Foamex L.P. carried the full individual operating costs of both organizations throughout the majority of the first quarter of 1998.

       Income from operations decreased to $54.4 million for the twenty-six week period ended June 28, 1998 from $56.2 million in the twenty-six week period ended June 29, 1997 primarily due to the Crain Acquisition in December 1997, offset by the GFI Transaction in February 1998.

       Income before extraordinary loss decreased to $19.4 million for the twenty-six week period ended June 28, 1998 as compared to $32.6 million for the twenty-six week period ended June 29, 1997. The decrease is primarily due the decrease in income from operations of $1.9 million discussed above, an increase of approximately $11.0 million in interest and debt issuance expense and $1.9 million of costs associated with the GFI Transaction which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt of approximately $3.2 million during the twenty-six week period ended June 28, 1998 primarily related to the write-off of debt issuance costs with debt extinguishment in connection with the GFI Transaction and the redemption during June 1998 of the 9 1/2% senior secured notes due 2000. The extraordinary loss on early extinguishment of debt of approximately $45.5 million during the twenty-six week period ended June 29, 1997 primarily relates to the write-off of debt issuance costs with debt extinguished in connection with the June 1997 refinancing plan.

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

       Cash and cash equivalents decreased $4.7 million during 1998 to $4.7 million at June 28, 1998 from $9.4 million at December 28, 1997 primarily due to an increase in cash used by the operating assets and liabilities offset by increased revolving credit borrowings. Working capital increased $44.9 million during 1998 to $171.0 million at June 28, 1998 from $126.1 million at December 28, 1997 primarily due to changes in net operating assets, a decrease in current portion of long-term debt, an increase in other current assets and a decrease in other accrued liabilities. The decrease in current portion of long-term debt is primarily due to the assumption of Foamex L.P.'s long-term debt by Foam Funding LLC in connection with the GFI Transaction. The increase in other current assets is primarily associated with the timing of payments for prepaid expenses and the receipt of cash for other receivables. The decrease in other accrued liabilities is primarily due to the transfer of General Felt's accrued liabilities to Foam Funding LLC in connection with the GFI Transaction in February 1998, and the timing of payments of accrued liabilities during the current quarterly period. Net operating assets (comprised of accounts receivable, accounts receivables from related parties, inventories, accounts payable and accounts payable related parties) increased $12.9 million during 1998 to $177.0 million at June 28, 1998 from $164.1 million at December 28, 1997 primarily due to increases in accounts receivable related party of $19.3 million and decreases in accounts payable and accounts payable related party of $30.6 million, offset by decreases in accounts receivable of $32.3 million and inventory of $4.8 million. The decreases in accounts receivable and inventory are primarily due to the GFI Transaction in February 1998. The decrease in accounts payable and in accounts payable related party is primarily due to the timing of payments.

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

       Cash flow used for operating activities was $34.0 million for the twenty-six week period ended June 28, 1998 as compared to cash flow used of $25.1 million for the twenty-six week period ended June 29, 1997. This decrease is primarily due to changes in the components of working capital (discussed above), including a reduction in accounts payable and accounts payable related party of $30.6 million associated with the timing of payments.

       Cash flow used for investing activities decreased to $28.9 million for the twenty-six week period ended June 29, 1998 from $110.0 million for the twenty-six week period ended June 29, 1997. Cash flows used for investing activities in 1998 included $9.0 million paid in connection with the GFI Transaction. Cash flow used for investing activities in 1997 included the use of $105.8 million of cash during 1997 to purchase the outstanding FJPS discount debentures in connection with the June 1997 refinancing plan.

       Cash flow provided by financing activities decreased to $58.2 million for the twenty-six week period ended June 28, 1998 as compared to cash provided of $118.7 million for the twenty-six week period ended June 29, 1997. The decrease is due to greater net borrowings during the twenty-six week period ended June 29, 1997 primarily related to the June 1997 refinancing plan as compared to net borrowings during the twenty-six week period ended June 28, 1998 primarily for working capital needs and to fund distributions relating to the GFI Transaction.

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

       Foamex L.P. is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swap agreement was a favorable adjustment to interest and debt issuance expense of $0.2 million and $0.8 million for the thirteen week periods ended June 28, 1998 and June 29, 1997, respectively, and $0.4 million and $1.7 million for the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively.

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

New Accounting Standards

       Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foamex L.P. adopted SFAS No. 130 during the first quarter of 1998 (see Note 11).

       Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Foamex L.P. will adopt SFAS No. 131 for year-end 1998 reporting. Management is evaluating the impact, if any, the standard will have on Foamex L.P.'s present segment reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997 and in Foamex L.P.'s Quarterly Report on Form 10-Q/A for the fiscal quarter end June 28, 1998.

         The information from Notes 9 and 10 of the accompanying condensed consolidated financial statements of Foamex L.P. and subsidiaries as of June 28, 1998 (unaudited) is incorporated herein by reference.

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
27        -    Amended Financial Data Schedule for the twenty-six week period ended June 28, 1998.
27.1      -    Amended Financial Data Schedule for the twenty-six week period ended June 27, 1997.
----------------------------
(a)  Incorporated   herein  by  reference  to  the  Exhibit  to  Foamex   L.P.'s
     Registration Statement on Form S-1, Registration No. 33-69606.

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



                                        FOAMEX L.P.

                                        By:  FMXI, INC.
                                        General Partner


Date: August 13, 1999                   By: /s/ George L. Karpinski
                                            ------------------------
                                            Vice President





                                        FOAMEX CAPITAL CORPORATION



Date: August 13, 1999                   By: /s/ George L. Karpinski
                                            ------------------------
                                            Vice President