Form 10-Q
period 1999-06-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1999-08-13
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 10, 1999 was 1,000.

                                  Page 1 of 28
                          Exhibit List on Page 27 of 28

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                            Page

Part I.  Financial Information:

         Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                 (unaudited) - Quarterly and Year to Date Periods
                 Ended June 30, 1999 and June 28, 1998                        3

               Condensed Consolidated Balance Sheets (unaudited) as of
                 June 30, 1999 and December 31, 1998                          4

               Condensed Consolidated Statements of Cash Flows
                 (unaudited) - Year to Date Periods Ended June 30,
                 1999 and June 28, 1998                                       5

               Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        16

         Item 3.  Quantitative and Qualitative Disclosure about
                  Market Risk                                                26

Part II. Other Information                                                   27

         Item 1.  Legal Proceedings                                          27

         Item 6.  Exhibits and Reports on Form 8-K                           27

Signatures                                                                   28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                        Quarterly Periods Ended          Year to Date Periods Ended
                                                       June 30,         June 28,         June 30,           June 28,
                                                         1999             1998             1999               1998
                                                      ---------        ---------         ---------         ---------
                                                                                (thousands)

     NET SALES                                        $ 292,229        $ 273,708         $ 592,106         $ 571,781

     COST OF GOODS SOLD                                 253,819          226,111           516,235           479,276
                                                      ---------        ---------         ---------         ---------

     GROSS PROFIT                                        38,410           47,597            75,871            92,505

     SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES                          13,653           17,824            27,986            38,823

     RESTRUCTURING AND OTHER CHARGES (CREDITS)            3,617             (700)            6,974              (700)
                                                      ---------        ---------         ---------         ---------

     INCOME FROM OPERATIONS                              21,140           30,473            40,911            54,382

     INTEREST AND DEBT ISSUANCE EXPENSE                  16,132           15,568            32,271            32,480

     OTHER INCOME (EXPENSE), NET                            244             (306)             (195)             (619)
                                                      ---------        ---------         ---------         ---------

     INCOME FROM CONTINUING OPERATIONS
        BEFORE PROVISION FOR INCOME TAXES                 5,252           14,599             8,445            21,283

     PROVISION FOR INCOME TAXES                             445              808             1,030             1,884
                                                      ---------        ---------         ---------         ---------

     INCOME FROM CONTINUING OPERATIONS                    4,807           13,791             7,415            19,399

     EXTRAORDINARY LOSS ON EARLY
        EXTINGUISHMENT OF DEBT                               --              (72)               --            (3,195)
                                                      ---------        ---------         ---------         ---------

     NET INCOME                                       $   4,807        $  13,719         $   7,415         $  16,204
                                                      =========        =========         =========         =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                            June 30,         December 31,
ASSETS                                                        1999               1998
     CURRENT ASSETS:                                                 (thousands)
   Cash and cash equivalents                                $   3,057         $   3,192
   Accounts receivable, net                                   147,605           143,301
   Accounts receivable from related parties                    14,985            17,533
   Inventories                                                 99,212           127,636
   Other current assets                                        27,028            33,849
                                                            ---------         ---------
       Total current assets                                   291,887           325,511

PROPERTY, PLANT AND EQUIPMENT, NET                            210,968           219,637

COST IN EXCESS OF ASSETS ACQUIRED, NET                        186,026           188,205

DEBT ISSUANCE COSTS, NET                                       16,261            13,946

OTHER ASSETS                                                   22,112            21,229
                                                            ---------         ---------

TOTAL ASSETS                                                $ 727,254         $ 768,528
                                                            =========         =========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings                                    $   4,700         $   2,957
   Current portion of long-term debt                           13,022           689,478
   Current portion of long-term debt - related party               --            34,000
   Accounts payable                                           108,230           139,726
   Accrued interest                                             9,565             7,396
   Other accrued liabilities                                   45,584            52,944
                                                            ---------         ---------
       Total current liabilities                              181,101           926,501

LONG-TERM DEBT                                                661,449                --

LONG-TERM DEBT - RELATED PARTY                                 34,000                --

OTHER LIABILITIES                                              36,554            38,064
                                                            ---------         ---------

       Total liabilities                                      913,104           964,565
                                                            ---------         ---------

COMMITMENTS AND CONTINGENCIES                                      --                --
                                                            ---------         ---------

PARTNERS' DEFICIT:
   General partner                                           (135,114)         (141,426)
   Limited partner                                                 --                --
   Accumulated other comprehensive income (loss)              (25,397)          (26,208)
   Notes and advances receivable from partner                 (16,118)          (18,608)
   Notes receivable from related party                         (9,221)           (9,795)
                                                            ---------         ---------

       Total partners' deficit                               (185,850)         (196,037)
                                                            ---------         ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                     $ 727,254         $ 768,528
                                                            =========         =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Year to Date Periods Ended
                                                                       June 30,          June 28,
                                                                         1999              1998
                                                                       ---------         ---------
                                                                                  (thousands)
OPERATING ACTIVITIES:
   Net income                                                         $   7,415         $  16,204
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                       15,082            15,206
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustments                           (34)              (33)
     Asset writedown and other charges                                    2,073                --
     Extraordinary loss on early extinguishment of debt                      --             2,857
     Other operating activities                                           6,186             4,164
     Changes in operating assets and liabilities, net                       588           (72,420)
                                                                      ---------         ---------

         Net cash provided by (used for) operating activities            31,310           (34,022)
                                                                      ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                 (10,482)          (15,252)
   Acquisitions, net of cash acquired                                        --            (3,899)
   Sale of subsidiaries                                                      --            (8,971)
   Repayments of (purchase of) note from partner                          2,490                --
   Proceeds from (payments of) note receivable - related party               --              (424)
   Other investing activities                                               574              (382)
                                                                      ---------         ---------

         Net cash used for investing activities                          (7,418)          (28,928)
                                                                      ---------         ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                1,743               722
   Net proceeds from (repayments of) revolving loans                     (8,969)           82,426
   Proceeds from long-term debt                                              --           129,000
   Repayment of long-term debt                                           (5,385)         (132,318)
   Debt issuance cost                                                    (3,455)           (1,598)
   Cash overdraft                                                        (7,300)               --
   Distribution to partners                                                  --           (20,074)
   Other financing activities                                              (661)               84
                                                                      ---------         ---------

         Net cash provided by (used for) financing activities           (24,027)           58,242
                                                                      ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (135)           (4,708)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 3,192             9,405
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $   3,057         $   4,697
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Foamex L.P.'s condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the quarterly and year to date periods ended June 30, 1999 and June 28, 1998 and the condensed consolidated statements of cash flows for the year to date periods ended June 30, 1999 and June 28, 1998 have been prepared by Foamex L.P. and subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. Foamex L.P. is a wholly owned subsidiary of Foamex International Inc. ("Foamex International").

     Effective September 1998, management of Foamex L.P. elected to change the year-end reporting period from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirements. This change was effective for the third fiscal quarter of 1998 which ended on September 30, 1998. As a result, the financial data for the quarterly and year to date periods ended June 28, 1998 represent thirteen-week and twenty-six week periods, respectively. The financial data for the quarterly and year to date periods ended June 30, 1999 represent three and six month periods, respectively, and include 91 and 181 calendar days, respectively.

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

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of June 30, 1999, Foamex L.P.'s operations consist of the following operating segments: (i) foam products, (ii) carpet cushion products,
(iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for the quarterly and year to date periods ended June 30, 1999 and June 28, 1998 are included in Note 7.

     The accompanying condensed consolidated financial statements have been prepared assuming Foamex L.P. will continue as a going concern. For the year ended December 31, 1998, Foamex L.P. had a loss from continuing operations and was not in compliance with certain covenants contained in agreements governing approximately $415.4 million of principal amount of indebtedness. Had the lenders under the credit facility (the "Credit Facility") or other debt agreements accelerated the maturity of their indebtedness as a result of Foamex L.P.'s noncompliance, such acceleration would have constituted an event of default under or given the holders the right to require the repurchase of substantially all of Foamex L.P.'s long-term debt. As a result of these factors, Foamex L.P. classified approximately $715.8 million of long-term debt at December 31, 1998 as current in the accompanying condensed consolidated balance sheet, which resulted in a working capital deficit. These matters raised substantial doubt as of December 31, 1998 about Foamex L.P.'s ability to continue as a going concern.

     On June 30, 1999, Foamex L.P. amended its Credit Facility (the "Amended Credit Facility") to, among other things, modify financial covenants and provide for future measurement periods taking into account Foamex L.P.'s estimated future operating results and financial condition and management's expectations regarding compliance with these covenants in future measurement periods (see
Note 3). For the year to date period ended June 30, 1999, Foamex L.P. had consolidated income from continuing operations and was in compliance with its debt covenants. As a result of these factors and management's expectations regarding compliance with these covenants in future measurement periods, Foamex L.P. classified approximately $695.4 million of debt as long-term in the accompanying condensed consolidated balance sheet at June 30, 1999, which resulted in positive working capital. Foamex L.P. continues to be subject to certain "change of control" provisions under its debt agreements which could result in an acceleration of the related debt, as discussed below.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Trace International Holdings, Inc. ("Trace"), a privately held company, owns approximately 46.1% of Foamex International's outstanding voting common stock. Trace's Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. If Trace defaults on its indebtedness collateralized by Foamex International's common stock and such creditors exercise their rights and remedies under the related debt agreements, the "change of control" provisions of the debt agreements may be triggered and substantially all of Foamex L.P.'s indebtedness may be accelerated. Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not automatically constitute a change of control under the provisions of the debt agreements. See "Change of Control Provisions" in
Note 3.

2.   INVENTORIES

     Inventories consist of:

                                       June 30,        December 31,
                                         1999             1998
                                              (thousands)

     Raw materials and supplies        $ 66,623        $ 93,241
     Work-in-process                     12,731          12,087
     Finished goods                      19,858          22,308
                                       --------        --------

     Total                             $ 99,212        $127,636
                                       ========        ========

3.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

     Foamex L.P. classified approximately $715.8 million of long-term debt as current in the accompanying condensed consolidated balance sheet at December 31, 1998 as a result of various factors, including the fact that it had received waivers for noncompliance with certain debt covenants, which were only granted through June 30, 1999. The Amended Credit Facility, which was signed June 30, 1999, modify financial covenants as of June 30, 1999 and provides for future measurement periods taking into account Foamex L.P.'s estimated future operating results and financial condition and management's expectations regarding these future measurement periods. For the year to date period ended June 30, 1999, Foamex L.P. had income from continuing operations and was in compliance with its debt covenants. As a result of these factors and management's expectations regarding compliance with these covenants in future measurement periods, Foamex L.P. has classified approximately $695.4 million of debt as long-term in the accompanying condensed consolidated balance sheet at June 30, 1999. Foamex L.P. continues to be subject to "change of control" provisions under its debt agreements which could result in an acceleration of the related debt. See "Debt Restrictions and Covenants" and "Change of Control Provisions" below.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

       Long-term debt consists of:

                                                                  June 30,      December 31,
                                                                   1999            1998
                                                                 --------        --------
     Amended Credit Facility:                                           (thousands)
       Term Loan B                                               $ 82,294        $ 82,714
       Term Loan C                                                 74,812          75,194
       Term Loan D                                                108,350         108,900
       Revolving credit facility                                  130,384         139,438
     9 7/8% Senior subordinated notes due 2007                    150,000         150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $10,997 and $11,893 of unamortized debt premium)           108,997         109,893
     Industrial revenue bonds                                       7,000           7,000
     Subordinated note payable (net of unamortized
       debt discount of $356 and $523)                              4,320           6,491
     Other                                                          8,314           9,848
                                                                 --------        --------
                                                                  674,471         689,478

     Less current portion                                          13,022         689,478
                                                                 --------        --------

     Long-term debt-unrelated parties                            $661,449        $     --
                                                                 ========        ========

     Long-term debt - related party consists of:

     Foamex/GFI Note                                             $ 34,000        $ 34,000

     Less current portion                                              --          34,000
                                                                 --------        --------

     Long-term debt - related party                              $ 34,000        $     --
                                                                 ========        ========

     During the quarterly periods ended June 30, 1999 and June 28, 1998, Foamex L.P. paid approximately $0.5 million and $0.6 million, respectively, to Foam Funding LLC for interest on the Foamex/GFI Note. During the year to date periods ended June 30, 1999 and June 28, 1998, Foamex L.P. paid approximately $1.0 million and $0.6 million, respectively, for interest on the Foamex/GFI Note.

     Debt Restrictions and Covenants

     The indentures for the senior subordinated notes, the Amended Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P. (a) to pay distributions or redeem partnership interests, (b) to make certain restrictive payments or investments, (c) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (d) to merge, consolidate or sell all or substantially all of its assets or (e) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control (see "Change of Control Provisions" below) or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth and interest, fixed charge and leverage coverage ratios, as defined.

     The Amended Credit Facility modified the required limits for the net worth and interest, fixed charge and leverage coverage ratios through December 2006 and added an earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant requirement through September 30, 1999. Also, effective March 31, 2000, the interest rate on outstanding borrowings under the Amended Credit Facility will increase by 25 basis points each

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

quarter that Foamex L.P.'s leverage ratio exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. The weighted average interest rate on such borrowings was approximately 8.6% at June 30, 1999. The Amended Credit Facility was also modified to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee to a subsidiary of Trace (which aggregated $3.0 million for the year ended December 31, 1998) and distributions to Foamex L.P.'s partners, and to limit future investments in foreign subsidiaries and joint ventures. In addition, the Amended Credit Facility modified the "change of control" definition under the agreement (see "Change of Control Provisions" below).

     Prior to signing the Amended Credit Facility, Foamex L.P. amended the Credit Facility on March 11, 1999. This amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management's expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was greater than originally estimated, on April 15, 1999 Foamex L.P. obtained a waiver through May 5, 1999, which was further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in the Credit Facility and certain events of default arising out of its Mexican operations, in order to enable Foamex L.P. to negotiate a further amendment to this agreement.

     Certain of Foamex L.P.'s Mexican subsidiaries are in default of financial covenant provisions contained in loan agreements with a Mexican bank as negotiations continue to finalize amendments to the loan agreements to cure the defaults. The defaults under the Mexican loan agreements do not have any cross default consequences for Foamex L.P.'s domestic subsidiaries' debt agreements.

     Change of Control Provisions

     Trace is a privately held company which owns approximately 46.1% of Foamex International's outstanding voting common stock and whose Chairman also serves as the Chairman of Foamex International. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of Foamex L.P., pursuant to which approximately $429.8 million of debt was issued as of June 30, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to beneficially own at least 25% of the outstanding voting common stock of Foamex International and other persons or groups were to own a greater percentage of such voting common stock than Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to senior subordinated notes of approximately $248.0 million contain provisions that provide the holders of such notes with the right to require the issuers to repurchase such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace were to cease to beneficially own at least 25% of the outstanding voting common stock of Foamex International and other persons or groups were to own a greater percentage of such voting common stock than Trace.

     Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, and Trace, its affiliates and subsidiaries cease to own at least 25% of Foamex International's outstanding voting common stock and other persons or groups own a greater percentage of voting common stock than Trace.

     Foamex L.P. will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management believes that Foamex L.P.'s debt obligations could be refinanced if accelerated as a result of the "change of control" provisions under related debt agreements, there can be no assurance that Foamex L.P. will be able to do so or that Foamex L.P. will be able to obtain waivers of such provisions. The accompanying condensed

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.   LITIGATION

     During 1999, Foamex International received several communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and Foamex International, which previously had been disclosed in Foamex International's periodic filings. On June 14, 1999, Foamex International received a draft complaint from counsel to certain stockholders naming Foamex International and certain current and former directors, which include allegations similar to those in the Second Amended Complaint, as defined below. Foamex International has been advised by such counsel that such stockholders intend to file an action shortly. Foamex International's Board of Directors, in consultation with its special counsel, is in the process of evaluating such communications and what actions, if any, to take with respect thereto. Foamex L.P. was not named in such communications.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004 (DC), was filed in the United States District court for the Southern District of New York naming as defendants Foamex International, Trace and certain officers and directors of Foamex International on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. The defendants intend to vigorously defend the action. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 (DC) was filed in the same court. The two actions have been consolidated. To date, no response to the complaint has been made and no discovery or other proceedings has taken place. Foamex L.P. is not a party to such suit.

     Beginning on or about March 17, 1998, six actions (collectively the "Shareholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of Foamex International. The Shareholder Litigation, purportedly brought as class actions on behalf of all stockholders of Foamex International, named Foamex International, certain of its directors, certain of its officers, Trace and Trace Merger Sub, Inc. ("Merger Sub") as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of Foamex International unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of Foamex International for $17.00 per share. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action, No. 16259NC was entered by the Court on May 28, 1998. Foamex L.P. is not a party to the Shareholder Litigation.

     The parties to the Shareholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Shareholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Shareholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the Agreement and Plan of Merger (the "First Merger Agreement") which provided, among other things, for all of the Foamex International outstanding common stock not

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LITIGATION (continued)

owned by Trace and its subsidiaries (the "Public Shares") to be converted into the right to receive $18.75 in cash, without interest.

     The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of Foamex International unaffiliated with Trace and its subsidiaries (the "Public Shareholders"), the dismissal of the Shareholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, Foamex International and the individual defendants in the Shareholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing for October 27, 1998 to consider whether the settlement should be approved (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, Foamex International agreed to pay the cost, if any, of sending notice of the settlement to the Public Shareholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Shareholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of Foamex International's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and Foamex International issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

     On November 10, 1998, counsel for certain of the defendants in the Shareholder Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement in light of the notice given by Trace to Foamex International and the special committee of the Board of Directors on November 5, 1998 whereby Trace terminated the First Merger Agreement on the grounds that the financing condition in the First Merger Agreement was incapable of being satisfied.

     On November 12, 1998, the plaintiffs in the Shareholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named Foamex International, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Shareholders in connection with a second agreement and plan of merger (the "Second Merger Agreement"), that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

     On June 9, 1999, the plaintiffs in the Shareholder Litigation moved for leave to file a Second Amended and Supplemental Class Action and Derivative Complaint (the "Second Amended Complaint"). The Second Amended Complaint was filed on July 14, 1999, and named Foamex International, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that the named individuals breached their fiduciary duties by causing Foamex International to waste assets in its transactions with Trace and by failing to enforce Foamex International's rights under the First Merger Agreement, seeking appointment of a receiver for Foamex International, and alleging that Trace and Merger Sub breached the Stipulation of Settlement.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   LITIGATION (continued)

     The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs  or  the  purported  class  or  any  breach  of  the  Stipulation  of
Settlement. The defendants intend to vigorously defend the Shareholder Litigation. If the Shareholder Litigation is adversely determined, it could have a material adverse effect on the financial position, results of operations and cash flows of Foamex International.

     In addition, on or about November 18, 1998, a putative class action was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock of Foamex International between March 16, 1998 and October 19, 1998, naming Trace as defendant and alleging that Trace breached a contract between the putative class members and Trace. By order dated January 8, 1999, the Court transferred the action to the United States District Court for the Southern District of New York. Trace made a motion to dismiss the action on February 8, 1999, which was granted during August 1999. Neither Foamex International, Foamex L.P. nor any of the individual directors of Foamex International are named as defendants in this litigation.

     As of August 9, 1999, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 4,209 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace has paid Foamex L.P.'s litigation expenses to date from insurance proceeds Trace received, in light of Trace's recent filing under Chapter 11 of the Bankruptcy Code, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account indemnification provided by Trace, the coverage provided by Trace and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

     In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain, through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by the plaintiff. Foamex L.P. is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor, however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action. Such action could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

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

5.   COMPREHENSIVE INCOME

     Comprehensive income for the periods noted below is comprised of the following:

                                                     Quarterly Periods Ended     Year to Date Periods Ended
                                                     June 30,       June 28,      June 30,         June 28,
                                                       1999           1998          1999            1998
                                                                         (thousands)
     Net income                                      $ 4,807        $13,719        $ 7,415        $16,204
     Foreign currency translation adjustments            399              3            811            230
                                                     -------        -------        -------        -------
     Total comprehensive income                      $ 5,206        $13,722        $ 8,226        $16,434
                                                     =======        =======        =======        =======

6.   RESTRUCTURING AND OTHER CHARGES

     Foamex International and its subsidiaries approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, Foamex L.P. recorded restructuring and other charges of approximately $3.4 million in connection with this plan related primarily to severance in connection with replacing its former Chairman and Chief Executive Officer and work force reductions of approximately 78 employees. During the second quarter of 1999, Foamex L.P. recorded restructuring and other charges of approximately $3.6 million. The $3.6 million of restructuring and other charges is comprised of $1.2 million of severance costs in connection with additional work force reductions of approximately 60 employees, $2.3 million of costs associated with the closure of two additional manufacturing operations and facilities and $0.1 million of other charges. Approximately $2.5 million of severance costs incurred in 1999 have been paid as of June 30, 1999. Approximately $1.5 million of the total 1999 severance costs primarily relate to contractual severance costs payable to the former Chairman and Chief Executive Officer, which will be paid through March 2001. Foamex L.P. may record additional restructuring charges in the future as it finalizes implementation of its restructuring plan.

7.   OPERATING SEGMENT AND RELATED DATA

     Foamex L.P. reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

     Foamex L.P.'s reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding, furniture and retail industries. The carpet cushion products segment sells prime, rebond, sponge rubber and felt carpet cushion principally to Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a wholly owned subsidiary of Foamex International. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The technical products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   OPERATING SEGMENT AND RELATED DATA (continued)

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

     The accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" in Note 2 to Foamex L.P.'s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998. Revenues and costs have been included in operating segments where specifically identified. Costs shared by operating segments have been allocated on the basis of the amount utilized.

                                                            Carpet
                                                Foam       Cushion        Automotive   Technical
                                              Products     Products        Products     Products       Other           Total
Quarterly period ended June 30, 1999:
Net sales                                    $ 124,909     $  46,687      $  90,810     $  23,028     $   6,795      $ 292,229
Income (loss) from operations                   12,948           (65)         6,033         6,203        (3,979)        21,140
Depreciation and amortization                    4,094         1,266          1,235           636           182          7,413

Quarterly period ended June 28, 1998:
Net sales                                    $ 133,422     $  55,176      $  61,923     $  20,156     $   3,031      $ 273,708
Income (loss) from operations                   22,913           247          5,821         4,051        (2,559)        30,473
Depreciation and amortization                    4,369         1,114          1,264           655           553          7,955

Year to date period ended June 30, 1999:
Net sales                                    $ 264,288     $  89,990      $ 179,581     $  45,276     $  12,971      $ 592,106
Income (loss) from operations                   25,869          (436)        12,825        11,239        (8,586)        40,911
Depreciation and amortization                    8,242         2,436          2,469         1,273           662         15,082

Year to date period ended June 28, 1998:
Net sales                                    $ 281,715     $ 111,340      $ 127,604     $  41,272     $   9,850      $ 571,781
Income (loss) from operations                   35,027         1,751         13,236         8,588        (4,220)        54,382
Depreciation and amortization                    8,175         2,185          2,441         1,285         1,120         15,206

8.   RELATED PARTY TRANSACTIONS

     Effective June 30, 1999, the Amended Credit Facility no longer permits Foamex L.P. or its subsidiaries to pay management fees to a subsidiary of Trace in connection with a management agreement with the Trace subsidiary (the "Management Agreement"). Such management fee was $3.0 million for the year ended December 31, 1998. On July 29, 1999, Foamex L.P. submitted to the Trace subsidiary formal notice of the termination of the Management Agreement, which Foamex L.P. believes took place by informal action on June 29, 1999.

     Foamex L.P. subleases certain space in its New York office to Trace (the "New York Sublease"). Foamex L.P. gave notice on June 30, 1999 that if prior unpaid rent under the New York Sublease was not paid, Foamex L.P. intended to give notice pursuant to Article 7 of the New York Real Property Actions and Proceedings Law (the "Notice") that the space be vacated by September 30, 1999. However, as a result of Trace's bankruptcy filing and the imposition of the automatic stay under Section 362 of the Bankruptcy Code, Foamex L.P. is not permitted to give Notice or otherwise pursue state law remedies for breach of the New York Sublease without relief from the automatic stay. Under the Bankruptcy Code, Trace has 60 days (which period may be extended for cause) to determine whether to assume or reject the New York Sublease. Pending assumption or rejection, Trace is required under the Bankruptcy Code to timely perform its post-bankruptcy obligations under the New York Sublease.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   RELATED PARTY TRANSACTIONS (continued)

     Foamex L.P. sold approximately $46.7 million and $55.2 million, respectively, of carpet cushion products to Foamex Carpet during the quarterly period ended June 30, 1999 and June 28, 1998 and $90.0 million and $111.3 million, respectively, for the year to date periods ended June 30, 1999 and June 28, 1998. In addition, Foamex L.P. provided and invoiced approximately $0.7 million and $0.5 million of administrative services to Foamex Carpet during the quarterly periods ended June 30, 1999 and June 28, 1998, respectively, and $1.3 million and $0.6 million for the year to date periods ended June 30, 1999 and June 28, 1998, respectively.

     Also, Foamex L.P. chartered an aircraft which was owned by a wholly owned subsidiary of Foamex International and incurred costs of approximately $0.3 million during the quarterly period ended June 28, 1998 and $0.1 million and $0.5 million during the year to date periods ended June 30, 1999 and June 28, 1998, respectively. Foamex International sold this aircraft on March 31, 1999.

9.   SUBSEQUENT EVENT

     On August 5, 1999, Foamex International announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of Foamex
International's outstanding common stock, subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if Foamex International enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses. The buyout offer is subject to a number of conditions, including the negotiation of definitive documents, which will contain certain conditions relating to the bank credit facilities and public debt of Foamex International's subsidiaries, including Foamex L.P., as well as certain other conditions relating to minimum shareholder acceptance and change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if Foamex International enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and regulatory agencies.

     Following the execution of the letter of intent, the Purchasers will commence their due diligence investigation of Foamex International. The parties are discussing the process by which waivers and/or consents from the holders of the bank and public indebtedness of Foamex International and subsidiaries will be sought in connection with the buyout and will seek such to negotiate the terms of a definitive buyout agreement prior to October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of June 30, 1999, Foamex L.P.'s operations consist of the following operating segments: (i) foam products, (ii) carpet cushion products,
(iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page 4 of Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying condensed consolidated financial statements have been prepared assuming Foamex L.P. will continue as a going concern. See Note 1 to the accompanying condensed consolidated financial statements and "Liquidity and Capital Resources" below.

     On March 16, 1999, Foamex International announced that it hired John G. Johnson, Jr. as President, Chief Executive Officer and director of Foamex International following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of Foamex International. Mr. Johnson holds the position of Chief Executive Officer of Foamex L.P. Foamex International also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value. On May 26, 1999, Foamex International announced major executive changes in connection with its ongoing restructuring initiatives, which included the appointment of John Televantos, an ARCO Chemical Company veteran, as President of the Foam Business Group.

     On August 5, 1999, Foamex International announced that its Board of Directors signed a letter of intent with the Purchasers for a business combination providing for $11.50 per share for all of Foamex International's outstanding common stock, subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if Foamex International enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses. The buyout offer is subject to a number of conditions, including the negotiation of definitive documents, which will contain certain conditions relating to the bank credit facilities and public debt of Foamex International's subsidiaries, including Foamex L.P., as well as certain other conditions relating to minimum shareholder acceptance and change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if Foamex International enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and regulatory agencies.

     Following the execution of the letter of intent, the Purchasers will commence their due diligence investigation of Foamex International. The parties are discussing the process by which waivers and/or consents from the holders of the bank and public indebtedness of Foamex International and subsidiaries will be sought in connection with the buyout and will seek such to negotiate the terms of a definitive buyout agreement prior to October 31, 1999.

     Restructuring Plan

     Foamex International and its subsidiaries approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, Foamex L.P. recorded restructuring and other charges of approximately $3.4 million in connection with this plan related primarily to severance in connection with replacing its former Chairman and Chief Executive Officer and work force reductions of approximately 78 employees. During the second quarter of 1999, Foamex L.P. recorded restructuring and other charges of approximately $3.6 million. The $3.6 million of restructuring and other charges is comprised of $1.2 million of severance costs in connection with additional work force reductions of approximately 60 employees, $2.3 million of costs associated with the closure of two additional manufacturing operations and facilities and $0.1 million of other charges. Approximately $2.5 million of severance costs incurred in 1999 have been paid as of June 30, 1999. Approximately $1.5 million of the total 1999 severance costs primarily relate to contractual severance costs payable to the former Chairman and Chief Executive Officer, which will be paid through March 2001. Foamex L.P. may record additional restructuring charges in the future as it finalizes implementation of its restructuring plan.

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

     Foamex L.P. is subject to various internal and external factors which could significantly impact its business, including, among other things, (a) Foamex L.P.'s debt and capital structures, (b) the Crain Consolidation, (c) additional raw material cost increases, if any, by Foamex L.P.'s chemical suppliers, (d) Foamex L.P.'s success in passing on to its customers selling price increases to recover such raw material cost increases, (e) fluctuations in interest rates, and (f) Trace's financial condition, including the potential of triggering the "change of control" provisions of Foamex L.P.'s debt agreements, and other such factors which may be beyond Foamex L.P.'s control. Refer to page 4 of Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of these and additional factors which management believes may impact Foamex L.P. These factors could cause future results to differ materially from historical trends and management's current expectations and could impact Foamex L.P.'s ability to continue as a going concern. Although Foamex L.P. believes it can meet the debt covenant requirements under its financing agreements, there can be no assurance such covenants will be met and the related indebtedness will continue to be classified as long-term. Although management believes that Foamex L.P.'s debt obligations could be refinanced if accelerated as a result of the "change in control" provisions under its related debt agreements, there can be no assurance that Foamex L.P. or its subsidiaries will be able to do so or that Foamex L.P. will be able to obtain waivers of such provisions. Additionally, although Foamex L.P. believes that cash flow from its operating activities, cash on hand and periodic borrowings under the Amended Credit Facility, if necessary,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

will be adequate to meet Foamex L.P.'s liquidity requirements, there can be no assurance that Foamex L.P.'s internally generated funds and funds from any borrowings will prove to be sufficient to fund Foamex L.P.'s operations and permit it to continue as a going concern.

RESULTS OF OPERATIONS

     Foamex L.P. reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

     Foamex L.P.'s reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding, furniture and retail industries. The carpet cushion products segment sells prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet through a supply agreement. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The technical products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

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

                                                             Carpet
                                                Foam        Cushion      Automotive     Technical
                                              Products      Products      Products      Products       Other           Total
Quarterly period ended June 30, 1999:
Net sales                                    $ 124,909     $  46,687      $  90,810     $  23,028     $   6,795      $ 292,229
Income (loss) from operations                   12,948           (65)         6,033         6,203        (3,979)        21,140
Depreciation and amortization                    4,094         1,266          1,235           636           182          7,413

Quarterly period ended June 28, 1998:
Net sales                                    $ 133,422     $  55,176      $  61,923     $  20,156     $   3,031      $ 273,708
Income (loss) from operations                   22,913           247          5,821         4,051        (2,559)        30,473
Depreciation and amortization                    4,369         1,114          1,264           655           553          7,955

Year to date period ended June 30, 1999:
Net sales                                    $ 264,288     $  89,990      $ 179,581     $  45,276     $  12,971      $ 592,106
Income (loss) from operations                   25,869          (436)        12,825        11,239        (8,586)        40,911
Depreciation and amortization                    8,242         2,436          2,469         1,273           662         15,082

Year to date period ended June 28, 1998:
Net sales                                    $ 281,715     $ 111,340      $ 127,604     $  41,272     $   9,850      $ 571,781
Income (loss) from operations                   35,027         1,751         13,236         8,588        (4,220)        54,382
Depreciation and amortization                    8,175         2,185          2,441         1,285         1,120         15,206

Quarterly Period Ended June 30, 1999 Compared to Quarterly Period Ended June 28, 1998

     Net sales for the second quarter of 1999 were $292.2 million as compared to $273.7 million in the second quarter of 1998, an increase of $18.5 million or 6.8%. The increase in net sales was primarily associated with an increase in automotive lamination products, which was offset by decreased sales due to the closure of several plants in connection with the Crain Consolidation. Income from operations decreased $9.3 million or 30.6% to $21.1 million for the second quarter of 1999 from $30.5 million in the second quarter of 1998. The decrease in income from operations resulted primarily from (a) restructuring costs of $3.6 million recorded during the second quarter of 1999 and (b) a decrease in gross profit of $9.2 million resulting primarily from increased raw material costs and a shift in product mix resulting from a decrease in carpet cushion units sold and lower sales of foam products offset by an increase in lower margin automotive lamination sales, offset in part by a decrease in selling, general

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and administrative expenses of $4.2 million. The decrease in selling, general and administrative costs was primarily due to the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during the first and second quarters of 1999.

     Foam Products

     Foam products net sales for the second quarter of 1999 decreased 6.4% to $124.9 million from $133.4 million in the second quarter of 1998. The decrease in net sales was primarily associated with the closure of several plants as part of the Crain Consolidation. Income from operations decreased 43.5% to $12.9 million (10.4% of net sales) for the second quarter of 1999 from $22.9 million (17.2% of net sales) in the second quarter of 1998. The decrease in income from operations was primarily the result of increased raw material costs and the decrease in net sales, offset in part by improved operating efficiencies and cost reductions as part of the Crain Consolidation.

     Carpet Cushion Products

     Carpet cushion products net sales for the second quarter of 1999 decreased 15.4% to $46.7 million from $55.2 million in the second quarter of 1998 primarily due to decreased units sold. Income from operations decreased 126.3% to a loss of $0.1 million (0.1% of net sales) for the second quarter of 1999 from income of $0.2 million (0.4% of net sales) in the second quarter of 1998. This decrease was primarily due to the decrease in net sales.

     Automotive Products

     Automotive products net sales for the second quarter of 1999 increased 46.6% to $90.8 million from $61.9 million in the second quarter of 1998. The increase in net sales was associated with increased volume of lamination products. Income from operations increased 3.6% to $6.0 million (6.6% of net sales) for the second quarter of 1999 from $5.8 million (9.4% of net sales) in the second quarter of 1998. This increase was primarily a result of the increase in net sales offset in part by contract price reductions and the change in product mix to more laminated products which have lower margins than other automotive products.

     Technical Products

     Technical products net sales for the second quarter of 1999 increased 14.2% to $23.0 million from $20.2 million in the second quarter of 1998. Income from operations increased 53.1% to $6.2 million (26.9% of net sales) for the second quarter of 1999 from $4.1 million (20.1% of net sales) in the second quarter of 1998. The increase in net sales and income from operations was primarily associated with increased sales of foam for ink jet printers.

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexican operations. The decrease in income (loss) from operations was primarily associated with the $3.6 million of restructuring and other charges recorded in the second quarter of 1999 discussed previously.

     Income Before Provision for Income Taxes

     Income before provision for income taxes decreased to $5.3 million for the second quarter of 1999 as compared to $14.6 million in the second quarter of 1998. This decrease is primarily due to the decrease in income from operations of $9.3 million discussed above.

     Income Taxes

     The second quarter of 1999 provision for income taxes of $0.4 million primarily represents statutory taxes on operations in Mexico and Canada and state income taxes for those states who do not permit use of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year to Date Period Ended June 30, 1999 Compared to Year to Date Period Ended June 28, 1998

     Net sales for the year to date period ended June 30, 1999 were $592.1 million as compared to $571.8 million in the year to date period ended June 28, 1998, an increase of $20.3 million or 3.6%. The increase in net sales was primarily associated with the increase in automotive lamination products, which was offset by decreased sales due to the closure of several plants in connection with the Crain Consolidation and a reduction in sales in connection with the GFI Transaction, which occurred at the end of February 1998. Income from operations decreased $13.5 million or 24.8% to $40.9 million for the year to date period ended June 30, 1999 from $54.4 million in the year to date period ended June 28, 1998. The decrease in income from operations resulted primarily from (a) restructuring costs recorded during the year to date period ended June 30, 1999 of $7.0 million and (b) a decrease in gross profit of $16.6 million resulting primarily from increased raw material costs and a shift in product mix resulting from a decrease in carpet cushion units sold and lower sales of foam products offset by an increase in lower margin automotive lamination sales, offset in part by a decrease in selling, general and administrative expenses of $10.8 million. The decrease in selling, general and administrative costs was primarily due to the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during the year to date period ended June 30, 1999.

     Foam Products

     Foam products net sales for the year to date period ended June 30, 1999 decreased 6.2% to $264.3 million from $281.7 million in the year to date period ended June 28, 1998. The decrease in net sales was primarily associated with the closure of several plants as part of the Crain Consolidation. Income from operations decreased 26.1% to $25.9 million (9.8% of net sales) for the year to date period ended June 30, 1999 from $35.0 million (12.4% of net sales) in the year to date period ended June 28, 1998. The decrease in income from operations was primarily the result of increased raw material costs and the decrease in net sales, offset in part by improved operating efficiencies resulting from the Crain Consolidation.

     Carpet Cushion Products

     Carpet cushion products net sales for the year to date period ended June 30, 1999 decreased 19.2% to $90.0 million from $111.3 million in the year to date period ended June 28, 1998 primarily due to the GFI Transaction and decreased units sold. Income from operations decreased 124.9% to a loss of $0.4 million (0.5% of net sales) for the year to date period ended June 30, 1999 from income of $1.8 million (1.6% of net sales) in the year to date period ended June 28, 1998. This decrease was primarily due to the decrease in net sales.

     Automotive Products

     Automotive products net sales for the year to date period ended June 30, 1999 increased 40.7% to $179.6 million from $127.6 million in the year to date period ended June 28, 1998. The increase in net sales was associated with increased volume of lamination products. Income from operations decreased 3.1% to $12.8 million (7.1% of net sales) for the year to date period ended June 30, 1999 from $13.2 million (10.4% of net sales) in the year to date period ended June 28, 1998. This decrease was primarily a result of contract price reductions and the change in product mix to more laminated products which have lower margins than other automotive products.

     Technical Products

     Technical products net sales for the year to date period ended June 30, 1999 increased 9.7% to $45.3 million from $41.3 million in the year to date period ended June 28, 1998. Income from operations increased 30.9% to $11.2 million (24.8% of net sales) for the year to date period ended June 30, 1999 from $8.6 million (20.8% of net sales) in the year to date period ended June 28, 1998. The increase in net sales and income from operations was primarily associated with increased sales of foam for ink jet printers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexican operations. The decrease in income (loss) from operations was primarily associated with the $7.0 million of restructuring and other charges recorded in the year to date period ended June 30, 1999 discussed previously.

     Income Before Provision for Income Taxes

     Income before provision for income taxes decreased to $8.4 million for the year to date period ended June 30, 1999 as compared to $21.3 million in the year to date period ended June 28, 1998. This decrease is primarily due to the decrease in income from operations of $13.5 million discussed above.

     Income Taxes

     The year to date period ended June 30, 1999 provision for income taxes of $1.0 million primarily represents statutory taxes on operations in Mexico and Canada and state income taxes for those states who do not permit use of net operating loss carryforwards.

     Extraordinary Loss

     The extraordinary loss on early extinguishment of debt in 1998 of $3.2 million was primarily associated with the write-off of debt issuance costs in connection with the GFI Transaction.

Liquidity and Capital Resources

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Amended Credit Facility, if necessary, will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with covenants contained in the Amended Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. obtained various waivers and amendments under the Credit Facility in March, May and June 1999 and was in compliance with the covenants under the Amended Credit Facility as of June 30, 1999. See Note 3 to the accompanying condensed consolidated financial statements. Foamex L.P. incurred aggregate financing fees of approximately $3.5 million in connection with the March and June 1999 amendments. These financing fees will be amortized along with previously paid financing fees through December 2006, the remaining term of the Amended Credit Facility.

     The accompanying condensed consolidated financial statements have been prepared assuming Foamex L.P. will continue as a going concern. For the year ended December 31, 1998, Foamex L.P. had a loss from continuing operations and was not in compliance with certain covenants contained in agreements governing approximately $415.4 million principal amount of indebtedness. Had the lenders under the Credit Facility or other debt agreements accelerated the maturity of their indebtedness as a result of Foamex L.P.'s noncompliance, such acceleration would have constituted an event of default under or given the holders the right to require the repurchase of substantially all of Foamex L.P.'s long-term debt. As a result of these factors, Foamex L.P. classified approximately $715.8 million of long-term debt at December 31, 1998 as current in the accompanying condensed consolidated balance sheet, which resulted in a working capital deficit. These matters raised substantial doubt as of December 31, 1998 about Foamex L.P.'s ability to continue as a going concern.

     The Amended Credit Facility, which was signed on June 30, 1999, modify financial covenants as of June 30, 1999, among other things, and provided for future measurement periods taking into account Foamex L.P.'s estimated future operating results and financial condition and management's expectations regarding these future measurement periods. See Note 3 to the accompanying condensed consolidated financial statements. For the year to date period ended June 30, 1999, Foamex L.P. had income from continuing operations and was in compliance with its debt

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

covenants. As a result of these factors and management's expectations regarding compliance with these covenants in future measurement periods, Foamex L.P. has classified approximately $695.4 million of debt as long-term in the accompanying condensed consolidated balance sheet at June 30, 1999, which resulted in a positive working capital. Foamex L.P. continues to be subject to certain "change of control" provisions under its debt agreements which could result in an acceleration of the related debt.

     Certain of Foamex L.P.'s Mexican subsidiaries are in default of financial covenant provisions contained in loan agreements with a Mexican bank as negotiations continue to finalize amendments to the loan agreements to cure the defaults. The defaults under the Mexican loan agreements do not have any cross default consequences for Foamex L.P.'s domestic subsidiaries' debt agreements.

     Trace is a privately held company which owns approximately 46.1% of Foamex International's outstanding voting common stock and whose Chairman also serves as the Chairman of Foamex International. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's debt obligations. Certain credit agreements and promissory notes of Foamex L.P., pursuant to which approximately $429.8 million of debt was issued as of June 30, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to beneficially own at least 25% of the outstanding voting common stock of Foamex International and other persons or groups were to own a greater percentage of such voting common stock than Trace. Additionally, certain indentures relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace were to cease to beneficially own at least 25% of the outstanding voting common stock of Foamex International and other persons or groups were to own a greater percentage of such voting common stock than Trace.

     Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, and Trace, its affiliates and subsidiaries cease to own at least 25% of Foamex International's outstanding voting common stock and other persons or groups own a greater percentage of voting common stock than Trace.

     Foamex L.P. will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management believes that Foamex L.P.'s debt obligations could be refinanced if accelerated as a result of the "change of control" provisions under related debt agreements, there can be no assurance that Foamex L.P. will be able to do so or that Foamex L.P. will be able to obtain waivers of such provisions. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As of June 30, 1999, there were $130.4 million of revolving credit borrowings, at an average interest rate of 8.34%, under the Amended Credit Facility with $12.0 million available for additional borrowing and approximately $47.6 million of letters of credit outstanding which are supported by the Amended Credit Facility. Borrowings by Foamex Canada Inc. as of June 30, 1999 were approximately $4.7 million, at an interest rate of 6.75%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $0.7 million.

     Cash and cash equivalents decreased to $3.1 million at June 30, 1999 from $3.2 million at December 31, 1998. Excluding the reclassification of other long-term debt to current at December 31, 1998, working capital decreased $4.0 million to $110.8 million at June 30, 1999 from $114.8 million at December 31, 1998. Net operating assets and liabilities (comprised of accounts receivable, accounts receivable from related parties, inventories and accounts payable) increased $4.9 million to $153.6 million at June 30, 1999 as compared to $148.7 million at

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 1998. The increase was primarily due to an aggregate net increase in accounts receivable and accounts receivable from related parties of $1.8 million and a decrease in accounts payable of $31.5 million offset by a decrease in inventories of $28.4 million. The net increase in accounts receivable and accounts receivable related parties was primarily associated with an increase in sales during June 1999 as compared to December 1998 and the timing of receipts from Foamex Carpet. The decrease in inventories was primarily due to the December 31, 1998 balance including significant purchases of raw materials at year-end. The decrease in accounts payable is primarily associated with the timing of payments to vendors and the decrease in inventories from December 31, 1998 to June 30, 1999.

     Cash Flow from Operating Activities

     Cash flow provided by operating activities was $31.3 million for the year to date period ended June 30, 1999 as compared to cash used of $34.0 million for the year to date period ended June 28, 1998. The improvement is primarily the result of a decrease in the use of cash for the operating assets and liabilities during 1999 as compared to 1998.

     Cash Flow from Investing Activities

     Cash flow used for investing activities was $7.4 million for the year to date period ended June 30, 1999 as compared to cash used of $28.9 million for the year to date period ended June 28, 1998. This decrease was due primarily to
(i) a decrease in capital expenditures of $4.8 million in 1999, (ii) $9.0 million used in connection with the GFI Transaction in 1998 and (iii) cash used in 1998 of $3.9 million for certain acquisition payments. Additionally, on March 31, 1999, Foamex International repaid its $2.5 million promissory note dated December 31, 1998 to Foamex L.P.

     During 1999, Foamex L.P. spent approximately $10.5 million on capital improvements as compared to $15.3 million during 1998. The 1999 expenditures were primarily for recurring capital replacement additions. The 1998 expenditures included: (a) finalization of the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, (b)
installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities and (c) installation of flame laminators to support the increased volume of automotive laminated products. Foamex L.P. expects to reduce capital expenditures from historical levels for the foreseeable future.

     Cash Flow from Financing Activities

     Cash flow used for financing activities was $24.0 million for the year to date period ended June 30, 1999 compared to cash flow provided by financing activities of $58.2 million for the year to date period ended June 28, 1998. This decrease was primarily due to 1998 including a series of transactions in connection with the GFI Transaction during February 1998. In connection with the GFI Transaction, Foamex L.P. distributed $20.0 million in cash pro rata to its partners, such distribution was funded with borrowings under the Credit Facility. See "Acquisitions and Dispositions."

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of June 30, 1999 was $3.5 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to Foamex L.P.'s consolidated financial statements for the year ended December 31, 1998, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. See Note 16 to Foamex L.P.'s consolidated financial statements included in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 30, 1999, long-term debt with variable interest rates totaled $449.4 million. On an annualized basis, if the interest rates on these debt instruments increased by 1%, interest expense would increase by approximately $4.5 million.

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

     The Year 2000 assessment process for each facility consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of required remediation actions, if any, and testing and implementation of these solutions. The inventory, assessment, remediation and testing phases were completed at the end of 1998, with fail safe testing and final implementation currently taking place in 1999. The progress of these phases as of June 30, 1999 is summarized below.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information

Item 1.   Legal Proceedings

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

          The information from Note 4 of the condensed consolidated financial statements of Foamex L.P. as of June 30, 1999 (unaudited) is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 Financial Data Schedule for the year to date period ended June 30, 1999.

          (b) Foamex L.P. filed the following Current Reports on Form 8-K since December 31, 1998 through the date of this report:

               Form 8-K, dated as of March 11, 1999 reporting amendments to aspects of its credit agreements.

               Form 8-K, dated as of June 30, 1999 reporting amendments to aspects of its credit agreements.

               Form 8-K, dated as of August 5, 1999 reporting press release on proposed buyout.

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


                                             FOAMEX L.P.
                                             By: FMXI, Inc.
                                                 General Partner


Date: August 13, 1999                        By: /s/ George L. Karpinski
                                                 George L. Karpinski
                                                 Vice President


                                             FOAMEX CAPITAL CORPORATION


Date: August 13, 1999                        By: /s/ George L. Karpinski
                                                 George L. Karpinski
                                                 Vice President