Form 10-Q/A
period 1998-09-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1999-11-02
CIK 890080, 890081

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

         Foamex L.P. is filing this Form 10-Q/A to reflect adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 related to prior periods including, but not limited to, the third quarter of 1998. Foamex L.P. has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect only such adjustments, but has not updated such disclosure to reflect other developments since the original filing. Reference is made to Foamex L.P.'s subsequent reports under the Securities Exchange Act of 1934, as amended, which have been filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                             Quarterly Periods Ended       Year  to Date Periods Ended
                                            September 30,   September 28,  September 30,  September 28,
                                                 1998           1997          1998           1997
                                                                               (thousands)
NET SALES                                     $ 299,783      $ 233,434     $ 871,564      $ 702,441

COST OF GOODS SOLD                              257,293        195,395       736,569        576,825
                                              ---------      ---------     ---------      ---------

GROSS PROFIT                                     42,490         38,039       134,995        125,616

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       17,846         15,562        56,669         46,893

RESTRUCTURING AND OTHER CHARGES (CREDITS)            --             --          (700)            --
                                              ---------      ---------     ---------      ---------

INCOME FROM OPERATIONS                           24,644         22,477        79,026         78,723

INTEREST AND DEBT ISSUANCE EXPENSE               16,706         11,846        49,186         33,355

OTHER INCOME (EXPENSE), NET                      (1,146)           281        (1,765)         1,403
                                              ---------      ---------     ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES              6,792         10,912        28,075         46,771

PROVISION FOR INCOME TAXES                          165          1,359         2,049          4,618
                                              ---------      ---------     ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                  6,627          9,553        26,026         42,153

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                            --             --        (3,195)       (45,538)
                                              ---------      ---------     ---------      ---------

NET INCOME (LOSS)                             $   6,627      $   9,553     $  22,831      $  (3,385)
                                              =========      =========     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                   September 30,   December 28,
ASSETS                                                  1998           1997
                                                     ---------      ---------
CURRENT ASSETS:                                             (thousands)
     Cash and cash equivalents                       $   2,112      $   9,405
     Accounts receivable, net                          151,905        174,959
     Inventories                                       130,591        120,299
     Accounts receivable, related party                 21,836          1,680
     Other current assets                               37,654         45,874
                                                     ---------      ---------
        Total current assets                           344,098        352,217

PROPERTY, PLANT AND EQUIPMENT, NET                     208,430        221,274

COST IN EXCESS OF ASSETS ACQUIRED, NET                 181,094        219,699

DEBT ISSUANCE COSTS, NET                                14,454         18,889

OTHER ASSETS                                            21,112         21,989
                                                     ---------      ---------

TOTAL ASSETS                                         $ 769,188      $ 834,068
                                                     =========      =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term borrowings                           $   6,058      $   6,598
     Current portion of long-term debt                   4,347         12,161
     Accounts payable                                  115,816        121,147
     Accounts payable - related parties                     --         11,662
     Accrued interest                                    9,670         10,655
     Other accrued liabilities                          33,821         63,920
                                                     ---------      ---------
        Total current liabilities                      169,712        226,143

LONG-TERM DEBT                                         681,231        726,649

LONG-TERM DEBT - RELATED PARTY                          34,000             --

OTHER LIABILITIES                                       28,749         37,578
                                                     ---------      ---------

        Total liabilities                              913,692        990,370
                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                     ---------      ---------

PARTNERS' EQUITY (DEFICIT):
     General partners                                 (109,605)      (122,304)
     Limited partners                                       --             --
     Notes and advances receivable from partner        (16,118)       (16,118)
     Accumulated other comprehensive income             (8,986)        (8,085)
     Other                                              (9,795)        (9,795)
                                                     ---------      ---------
        Total partners' equity (deficit)              (144,504)      (156,302)
                                                     ---------      ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)     $ 769,188      $ 834,068
                                                     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                 Year to Date Periods Ended
                                                              September 30,     September 28,
                                                                   1998            1997
OPERATING ACTIVITIES:                                                  (thousands)
   Net income (loss)                                            $  22,831      $  (3,385)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                 23,146         15,570
     Amortization of debt issuance costs and debt discount           (114)         1,903
     Extraordinary loss on extinguishment of debt                   2,857         22,620
     Other operating activities                                     2,448         (1,696)
     Changes in operating assets and liabilities                  (78,703)       (26,203)
                                                                ---------      ---------

       Net cash provided by (used for) operating activities       (27,535)         8,809
                                                                ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                           (22,603)       (25,444)
   Acquisition, net of cash acquired                               (3,899)            --
   Redemption of General Felt                                      (8,971)            --
   Purchase of FJPS senior secured discount debentures                 --       (105,829)
   Decrease in restricted cash                                         --         12,143
   Loan to partner                                                     --         (5,000)
   Other investing activities                                        (168)          (930)
                                                                ---------      ---------

       Net cash used for investing activities                     (35,641)      (125,060)
                                                                ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                            185          1,179
   Net proceeds from revolving loans                               81,489         31,000
   Proceeds from long-term debt                                   129,000        453,500
   Repayment of long-term debt                                   (134,203)      (363,443)
   Debt issuance costs                                             (1,598)       (15,617)
   Distributions to partners                                      (20,074)       (10,283)
   Other financing activities                                       1,084             25
                                                                ---------      ---------

       Net cash provided by financing activities                   55,883         96,361
                                                                ---------      ---------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                            (7,293)       (19,890)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                           9,405         20,968
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                             $   2,112      $   1,078
                                                                =========      =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Foamex L.P.'s condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations for the quarterly and year to date periods ended September 30, 1998 and September 28, 1997 and the condensed consolidated statements of cash flows for the year to date periods ended September 30, 1998 and September 28, 1997 have been prepared by Foamex L.P. and its subsidiaries and have not been audited by Foamex L.P.'s independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

       During September 1998, management of Foamex L.P. decided to change the year-end reporting requirement of Foamex L.P. from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirements of Foamex L.P. On November 3, 1998, Foamex International Inc.'s ("Foamex International") Board of Directors and other required third parties approved the fiscal year-end change. This change is effective for the third fiscal quarter of 1998 which ended on September 30, 1998 and will result in a 1998 fiscal year end of December 31, 1998 as compared to January 3, 1999; accordingly, the quarterly period ended September 30, 1998 includes an additional three day period with estimated revenues of approximately $18.9 million.

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

2.     RESTATEMENT OF FINANCIAL INFORMATION

       Foamex L.P. identified certain adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 that related to prior periods including, but not limited to, the third quarter of 1998. As a result, Foamex L.P. has restated the accompanying 1998 condensed consolidated financial statements to reflect adjustments that related to the third quarter of 1998, as follows:

                                                            For the Quarterly Period September 30, 1998
                                                          As Previously                         As
                                                             Reported        Adjustments     Restated
       Statement of Operations                                                (thousands)
          Net sales                                           $ 300,274      $    (491)     $ 299,783
          Cost of goods sold                                    252,072          5,221        257,293
                                                              ---------      ---------      ---------
          Gross profit                                           48,202         (5,712)        42,490
          Selling, general and administrative                    14,109          3,737         17,846
                                                              ---------      ---------      ---------
          Income (loss) from operations                          34,093         (9,449)        24,644
          Interest and debt issuance expense                     16,956           (250)        16,706
          Other income (expense), net                            (1,146)            --         (1,146)
                                                              ---------      ---------      ---------
          Income (loss) before provision for income taxes        15,991         (9,199)         6,792
          Provision for income taxes                                165             --            165
                                                              ---------      ---------      ---------
          Income (loss) before extraordinary loss                15,826         (9,199)         6,627
          Extraordinary loss                                         --             --             --
                                                              ---------      ---------      ---------
          Net income (loss)                                   $  15,826      $  (9,199)     $   6,627
                                                              =========      =========      =========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.     RESTATEMENT OF FINANCIAL INFORMATION (continued)

                                                         For the Year to Date Period Ended September 30, 1998
                                                             As Previously                        As
                                                               Reported       Adjustments      Restated
       Statement of Operations                                                (thousands)
            Net sales                                           $ 873,555      $  (1,991)     $ 871,564
            Cost of goods sold                                    730,266          6,303        736,569
                                                                ---------      ---------      ---------
            Gross profit                                          143,289         (8,294)       134,995
            Selling, general and administrative                    51,472          5,197         56,669
            Restructuring and other charges (credits)                  --           (700)          (700)
                                                                ---------      ---------      ---------
            Income (loss) from operations                          91,817        (12,791)        79,026
            Interest and debt issuance expense                     49,936           (750)        49,186
            Other income (expense), net                            (1,765)            --         (1,765)
                                                                ---------      ---------      ---------
            Income (loss) before provision for income taxes        40,116        (12,041)        28,075
            Provision for income taxes                              2,049             --          2,049
                                                                ---------      ---------      ---------
            Income (loss) before extraordinary loss                38,067        (12,041)        26,026
            Extraordinary loss                                     (3,195)            --         (3,195)
                                                                ---------      ---------      ---------
            Net income (loss)                                   $  34,872      $ (12,041)     $  22,831
                                                                =========      =========      =========

          Cash Flows
            Net cash used for operating activities              $ (26,988)     $    (547)     $ (27,535)
            Net cash used for investing activities                (36,188)           547        (35,641)


                                                                           September 30, 1998
                                                           As Previously                               As
                                                             Reported        Adjustments           Restated
                                                             ---------        ---------            ---------
       Balance Sheet                                                          (thousands)

         Current assets                                       $352,710          $(8,612)           $344,098
         Total assets                                          777,285           (8,097)            769,188
         Current liabilities                                   165,767            3,945             169,712
         Total liabilities                                     909,747            3,945             913,692
         Partners' deficit                                    (132,462)         (12,042)           (144,504)

3.     GFI TRANSACTION

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions designed to simplify the structure of Foamex International and Foamex L.P. and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt Industries, Inc. ("General Felt"), entered into a supply agreement and an administrative services agreement (see Note 8), (ii)
Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under Foamex L.P.'s credit facility, (the "Credit Facility"), (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt, and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General
Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an asset purchase agreement dated February 27, 1998, pursuant to which General Felt sold substantially all of its assets (other than the

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.     GFI TRANSACTION (continued)

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

       No gain has been recognized on the GFI Transaction. The impact of the GFI Transaction was an increase in Foamex L.P.'s partners' equity (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The proceeds from the $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. The GFI Transaction used cash of approximately $10.2 million. The non-cash portion was insignificant.

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

       The Crain Acquisition was accounted for as a purchase and the operations of Crain are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of 1997 fiscal year.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.     INVENTORIES

       Inventories consist of:

                                                                         September 30,        December 28,
                                                                              1998                 1997
                                                                       ------------------   -----------------
                                                                                  (thousands)
       Raw materials and supplies                                         $ 81,542              $ 75,487
       Work-in-process                                                      19,051                15,620
       Finished goods                                                       29,998                29,192
                                                                         ---------             ---------
           Total                                                          $130,591              $120,299
                                                                          ========              ========

6.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                       September 30,           December 28,
                                                                           1998                    1997
                                                                       ------------------   -----------------
       Credit Facility:                                                            (thousands)
         Term Loan A                                                $           -              $  76,700
         Term Loan B                                                       82,924                109,725
         Term Loan C                                                       75,385                 99,750
         Term Loan D                                                      109,175                110,000
         Revolving credit facility                                        136,953                 54,928
       9 7/8% Senior subordinated notes due 2007                          150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $12,824 and $13,720 of unamortized debt premium)                 110,376                111,720
       9 1/2% Senior secured notes due 2000                                     -                  4,523
       Industrial revenue bonds                                             7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $709 and $1,198)                                  6,394                  6,129
       Other                                                                7,371                  8,335
                                                                       ----------             ----------
                                                                          685,578                738,810

       Less current portion                                                 4,347                 12,161

       Long-term debt-unrelated parties                                  $681,231               $726,649
                                                                         ========               ========

       Long-term debt-related party consists of:

       Foamex/GFI Note                                                  $  34,000               $      -
                                                                         ========               ========


       Refinancing Associated with GFI Transaction

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

6.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

       Foamex/GFI Note

       In connection with the GFI Transaction (see Note 3), Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt (see Note 8). The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

       During the quarterly and year to date periods ended September 30, 1998, Foamex L.P. incurred interest expense of approximately $0.6 million and $1.4 million, respectively.

       Principal Payments

       Principal payments on Foamex L.P.'s long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $1.3 million; 1999 - $7.2 million; 2000 - $40.9 million; 2001 -
$6.9 million; 2002 - $2.9 million; 2003 - $147.8 million and thereafter - $500.8 million.

7.       EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction (see Note 3), Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $3.2 million. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.3 million of professional fees and other costs.

       During 1997, in connection with a refinancing plan of Foamex International's subsidiaries' indebtedness, Foamex L.P. incurred an extraordinary loss on the early extinguishment of debt of approximately $44.5 million (the "June 1997 refinancing plan"). The extraordinary loss is comprised of approximately $20.2 million for premium and consent fee payments, approximately $12.6 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $3.5 million of professional fees and other costs. In addition, during 1997, Foamex L.P. incurred extraordinary losses of approximately $1.0 million associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of its Perfect Fit Industries, Inc. subsidiary. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

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

       In connection with the GFI Transaction (see Note 3), Foamex L.P. and General Felt entered into an administrative services agreement that was subsequently assigned to Foamex Carpet (the "Services Agreement"). Pursuant to the Services Agreement, Foamex L.P. will provide Foamex Carpet administrative and management

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.     RELATED PARTY TRANSACTIONS (continued)

services, as defined, at cost plus out-of-pocket expenses. During the quarterly and year to date periods ended September 30, 1998, Foamex L.P. received $1.2 million and $1.8 million, respectively, for services provided to Foamex Carpet.

       During the thirteen week period ended March 29, 1998, Foamex L.P. incurred approximately $0.5 million of interest expense on a $38.8 million note due to General Felt. On February 27, 1998, Foamex L.P. repaid approximately $4.8 million of this note, and the balance was replaced by the Foamex/GFI Note. The Foamex/GFI Note was retained by Foam Funding LLC in connection with the GFI Transaction. During the quarterly and year to date periods ended September 30, 1998, Foamex L.P. incurred approximately $0.6 million and $1.4 million, respectively, of interest expense on the Foamex/GFI Note (see Note 3).

       Foamex L.P. had a supply agreement with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International would purchase certain raw materials, which were necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believed that the terms of this supply agreement were no less favorable than those which Foamex L.P. could have obtained from an unaffiliated third party. During the quarterly period ended September 28, 1997, Foamex L.P. purchased approximately $31.4 million of raw material under this supply agreement. During the year to date periods ended September 30, 1998 and September 28, 1997, Foamex L.P. purchased approximately $15.0 million and $94.4 million, respectively, of raw materials under this supply agreement. Effective March 30, 1998, Foamex L.P. discontinued utilizing this supply agreement to purchase its raw materials.

       Foamex L.P. chartered an aircraft (which is owned by a wholly owned subsidiary of Foamex International) through a third party and incurred costs of approximately $0.2 million and $0.3 million during the quarterly periods ended September 30, 1998 and September 28, 1997, respectively, and approximately $0.7 million and $0.9 million during the year to date periods ended September 30, 1998 and September 28, 1997, respectively.

       On December 11, 1996, Foamex L.P. entered into a tax distribution advance agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement with its partners. As of September 30, 1998, there were $13.6 million of advances to Foamex International under this agreement.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.     LITIGATION (continued)

Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits may increase. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. is indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification, there can be no assurance that Trace Holdings will be able to provide such indemnification in the future. While it is not feasible to predict or determine the outcome of these actions, based on Foamex L.P.'s present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on the consolidated financial position or results of operations of Foamex L.P. If Foamex L.P.'s assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.

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

       On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County (the "Court"), against Foamex International, directors of Foamex International, Trace Holdings, and individual officers and directors of Trace Holdings: Brickell Partners v. Marshall S. Cogan, et al., No. 16260NC; Mimona Capital v. Salvatore J. Bonanno, et al., No. 16259NC; Daniel Cohen v. Foamex International Inc., No. 16263; Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267. A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation Consolidation Action, No. 16259NC was entered by the Court on May 28, 1998 (the "Shareholders Litigation"). The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holdings' initial proposal to acquire all of the outstanding shares of Foamex International's common stock (the "First Merger Agreement"). The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. Foamex L.P. is not a party to such suit.

       The parties to the Shareholders Litigation entered into a Memorandum of Understanding, dated June 25, 1998 to settle the Shareholders Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Court following notice to the stockholders and a hearing, and on September 9, 1998, the parties entered into a definitive Stipulation of Settlement. On November 10, 1998, counsel for certain of the defendants in the Shareholders Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement. On November 12, 1998, the plaintiffs in the Shareholders Litigation filed an amended class action complaint against Foamex International, Trace Holdings and certain individual directors of Foamex International alleging that (i) they breached their fiduciary and other common law duties purportedly owed to Foamex International's stockholders in connection with Trace Holding's revised proposal to acquire all of the outstanding shares of Foamex International's common stock (the "Second Merger Agreement"), (ii)

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    LITIGATION (continued)

the  individual  defendants  violated the Delaware  Code in approving the Second
Merger  Agreement,   and  (iii)  Trace  Holdings  breached  the  Stipulation  of
Settlement. Foamex L.P. is not a party to such suit.

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

11.      COMPREHENSIVE INCOME (LOSS)

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income
(loss) for the respective periods presented below is comprised of the following:

                                             Quarterly Periods Ended     Year to Date Periods Ended
                                          September 30,  September 28,  September 30,  September 28,
                                               1998          1997          1998           1997
                                                                (thousands)
Net income (loss)                            $  6,627      $  9,553      $ 22,831      $ (3,385)
Foreign currency translation adjustments       (1,130)          (62)         (900)         (230)
                                             --------      --------      --------      --------
Total comprehensive income (loss)            $  5,497      $  9,491      $ 21,931      $ (3,615)
                                             ========      ========      ========      ========

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                           BALANCE SHEETS (unaudited)

                                                             September 30,      December 28,
                                                                 1998              1997
ASSETS                                                                 (thousands)

CASH                                                               $1               $1
                                                                   ==               ==

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                      $-               $--
                                                                   --               --

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding                -                --
     Additional paid-in capital                                     1                1
                                                                   --               --

        TOTAL STOCKHOLDER'S EQUITY                                 $1               $1
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

       On November 5, 1998, Trace Holdings, Trace Merger Sub, Inc. ("Trace Merger Sub") and Foamex International entered into a Second Merger Agreement. Pursuant to the terms of the Second Merger Agreement, Trace Merger Sub will be merged with and into Foamex International (the "Merger") and each outstanding share of Foamex International's common stock (except for shares owned by the Trace Holdings shareholders, shares owned by Foamex International and shares owned by the stockholders who perfected their appraisal rights in accordance with Delaware Law) will be converted into the right to received $12.00 in cash, without interest. Also on November 5, 1998, Trace Holdings terminated the First Merger Agreement among the parties by delivering a Notice of Termination to Foamex International. Trace Holdings terminated the First Merger Agreement because the financing condition contained in the First Merger Agreement was incapable of being satisfied on or prior to December 31, 1998.

       Consummation of the Merger is subject to various conditions, including, among others: (i) the approval and adoption of the Second Merger Agreement by
(A) the affirmative vote of holders of a majority of the outstanding shares of Foamex International's common stock entitled to vote thereon, and (B) the affirmative vote of a majority of the Independent Shares (as defined) voting with respect to the Merger, (ii) the absence of any injunction preventing consummation of the Merger, (iii) the obtaining of financing for the transactions contemplated by the Second Merger Agreement on terms and conditions and in amounts reasonably satisfactory to Trace Holdings, and (iv) other conditions that may be waived by the parties, including: the absence of any action, suit, claim or legal, administrative or arbitral proceeding or investigation pending before any governmental entity seeking to restrain or prohibit, or to obtain damages in respect of the Second Merger Agreement or the consummation of the transactions contemplated thereby.

       In April 1998, Foamex L.P.'s facility in Orlando, Florida was damaged by a fire. Foamex L.P. recommenced the manufacturing of Foam Products in this facility in mid-September 1998. During this idle period, Foamex L.P. supplied local customers from other facilities. Foamex L.P. believes that it has adequate insurance coverage for business interruption and damages to the facility associated with the fire; however, there can be no assurance that the fire will not have a significant impact on Foamex L.P.'s financial position or operations.

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

       No gain has been recognized on the GFI Transaction. The impact of the GFI Transaction was an increase in Foamex L.P.'s partners' equity (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The proceeds from the $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. The GFI Transaction used cash of approximately $10.2 million. The non-cash portion was insignificant.

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

Quarterly Period Ended September 30, 1998 Compared to Quarterly
Period Ended September 28, 1997

Results of Operations

       Net sales for the third quarter of 1998 were $299.8 million as compared to $233.4 million in the third quarter of 1997, an increase of $66.3 million or 28.4%. Foam Products net sales for the third quarter of 1998 increased to $155.1 million from $89.8 million in the third quarter of 1997 primarily due to net sales from the Crain Acquisition, which occurred in December 1997, and increased volume from national bedding customers and fabricators. Carpet Cushion Products net sales for the third quarter of 1998 decreased 28.8% to $51.3 million from $72.0 million in the third quarter of 1997 primarily due to the GFI Transaction, which occurred on February 27, 1998 (see Note 3), which resulted in General Felt no longer being included in Foamex L.P.'s results of operations subsequent to the transaction date, offset by increased net sales from the Crain Acquisition. Automotive Products net sales for the third quarter of 1998 increased 40.6% to $73.6 million from $52.3 million in the third quarter of 1997 primarily due to increased volume associated with above normal volume to General Motors and General Motor suppliers following the settlement of the General Motor labor dispute. This above normal level of volume is not expected to continue. Technical Products net sales for the third quarter of 1998 increased 2.6% to $19.8 million from $19.3 million in the third quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 14.2% for the third quarter of 1998 from 16.3% in the third quarter of 1997 primarily due to
(i) a $2.2 million increase in cost of goods sold for Foamex L.P.'s operations in Mexico, (ii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores, and (iii) a shift in product mix for 1998 as a result of the Crain Acquisition and the GFI Transaction offset by
increased  purchasing  leverage.   Crain's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex L.P.'s historical gross profit margins.

       Selling, general and administrative expenses increased primarily due to a $2.7 million additional provision for doubtful accounts recorded during the third quarter of 1998 and additional expenses from the Crain operations offset by the reduction in selling, general and administrative expenses associated with the former operations of General Felt.

       Income from operations increased to $24.6 million for the third quarter of 1998 from $22.5 million in the third quarter of 1997. The increase primarily reflected the Crain Acquisition, partially offset by the items discussed above.

       Income before extraordinary loss decreased to $6.6 million for the third quarter of 1998 as compared to $9.6 million for the third quarter of 1997. The decrease is primarily due to the increase in income from operations discussed above offset by an increase of approximately $4.9 million in interest and debt issuance expense and an increase of $1.4 million in other income (expense), net, associated with financial and legal advisors used by Foamex International in connection with the proposed Merger and foreign currency losses in Mexico and Canada. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

Year to Date Period Ended September 30, 1998 Compared to Year to Date Period Ended September 28, 1997

Results of Operations

       Net sales for the year to date period ended September 30, 1998 were $871.6 million as compared to $702.4 million for the year to date period ended September 28, 1997, an increase of $169.1 million or 24.1%. Foam Products net sales for the year to date period ended September 30, 1998 increased to $448.6 million from $259.7 million for the year to date period ended September 28, 1997 primarily due to the net sales from the Crain Acquisition, which occurred in December 1997, and increased volume from national bedding customers and fabricators. Carpet Cushion Products net sales for the year to date period ended September 30, 1998 decreased 24.3% to $162.6 million from $214.9 million for the year to date period ended September 28, 1997. This decrease was primarily due to
(i) reductions in net sales due to the GFI Transaction in February 1998 and the sale of Dalton in October 1997, (ii) reductions in rebond selling prices in 1998 as compared to 1997 and (iii) changes in product mix. Automotive Products net sales for the year to date period ended September 30, 1998 increased 16.3% to $199.3 million from $171.4 million for the year to date period ended September 28, 1997 primarily due to increased volume of laminated products. Technical
Products net sales for the year to date period ended September 30, 1998 increased 8.2% to $61.1 million from $56.4 million for the year to date period ended September 28, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 15.5% for the year to date period ended September 30, 1998 from 17.9% in the year to date period ended September 28, 1997 primarily due to (i) a $2.2 million increase in cost of goods sold recorded during the third quarter of 1998 for Foamex L.P.'s operations in Mexico in connection with certain inventory writedowns; (ii) operating inefficiencies and logistics costs of $2.5 million recorded during the third quarter of 1998 associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; and (iii) the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than Foamex L.P.'s historical gross profit margins. The 1998 gross profit percentage was also impacted by Foamex L.P. carrying the full operating costs of both organizations. The Foamex L.P. restructuring/consolidation programs were a favorable factor.

       Income from operations increased to $79.0 million for the year to date period ended September 30, 1998 from $78.7 million in the year to date period ended September 28, 1997. The increase primarily reflected the Crain Acquisition, partially offset by the items discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Income before extraordinary loss decreased to $26.0 million for the year to date period ended September 30, 1998 as compared to $42.2 million for the year to date period ended September 28, 1997. The decrease is primarily due the decrease in income from operations discussed above, offset by an increase of approximately $15.8 million in interest and debt issuance expense and an increase of $3.2 million of other income (expense), net, associated with certain fees and financial and legal advisors used by Foamex International in connection with the proposed Merger and foreign currency losses in Mexico and Canada. The increase in interest and debt issuance expense is primarily due to the additional debt incurred in connection with the Crain Acquisition and the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt of approximately $3.2 million during the year to date period ended September 30, 1998 primarily relates to the write-off of debt issuance costs with debt extinguishment in connection with the GFI Transaction and the redemption of the 9 1/2% senior secured notes due 2000 and redeemed in June. The extraordinary loss on early extinguishment of debt of approximately $45.5 million during the year to date period ended September 28, 1997 primarily relates to the write-off of debt issuance costs with debt extinguished in connection with the June 1997 refinancing plan.

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

       Cash and cash equivalents decreased $7.3 million during 1998 to $2.1 million at September 30, 1998 from $9.4 million at December 28, 1997 primarily due to an increase in cash used to fund the operating assets and liabilities. Working capital increased $48.3 million during 1998 to $174.4 million at September 30, 1998 from $126.1 million at December 28, 1997 primarily due to an increase in net operating assets (defined below) of $24.4 million, a decrease in current portion of long-term debt of $7.8 million and a net increase in other current assets and liabilities of $21.9 million. The decrease in current portion of long-term debt is primarily due to the assumption of Foamex L.P.'s long-term debt by Foam Funding LLC in connection with the GFI Transaction. The net increase in other current assets and liabilities is primarily associated with the timing of payments for prepaid expenses and accrued liabilities and the receipt of cash for other receivables. The increase in net operating assets (comprised of accounts receivable, accounts receivables from related parties, inventories, accounts payable and accounts payable related parties) of $24.4 million during 1998 to $188.5 million at September 30, 1998 from $164.1 million at December 28, 1997 was primarily due to increases in accounts receivable - related party and inventory and decreases in accounts payable, accounts payable
- related party and accounts receivable. The decrease in accounts payable and in accounts payable - related party is primarily due to the timing of payments.

       As of September 30, 1998, there were $137.0 million of revolving credit borrowings under the Credit Facility and approximately $50.0 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $13.1 million. Borrowings by Foamex Canada Inc. as of September 30, 1998 were $3.6 million under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.7 million.

       Cash flow used for operating activities was $27.5 million for the year to date period ended September 30, 1998 as compared to cash provided of $8.8 million for the year to date period ended September 28, 1997. This decrease is primarily due to changes in the components of working capital primarily related to (i) cash used for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in inventory, accounts receivable - related party and other receivables associated with the timing of receipts and (ii) a reduction in accounts payable and accounts payable related party associated with the timing of payments.

       Cash flow used for investing activities decreased to $35.6 million for the year to date period ended September 30, 1998 from $125.1 million for the year to date period ended September 28, 1997 primarily due to the use of $105.8 million of cash during 1997 to purchase the outstanding FJPS discount debentures in connection with the June 1997 refinancing plan.

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

       Certain credit agreements and promissory notes of Foamex L.P. and/or Foamex Carpet pursuant to which approximately $500.0 million of debt has been issued, contain provisions that would result in the acceleration of such indebtedness if Trace Holdings were to cease to own at least 30% of Foamex International's outstanding common stock. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace Holdings falls below certain specified ownership levels of Foamex International's common stock and other persons or groups own a greater percentage of Foamex International's common stock than Trace Holdings. Trace Holdings has informed Foamex International that it has substantial debt obligations due at the end of December 1998 and currently does not have the financial resources to pay these obligations. Trace Holdings intends to seek waivers and/or modifications of such indebtedness; however, there can be no assurance that such waivers and/or modifications will be received. If Trace
Holdings were to default on its indebtedness and the holders of such indebtedness or other Trace Holdings creditors were to foreclose on or otherwise attach the Foamex International common stock owned by Trace Holdings, such event could trigger the acceleration and put rights described above. Although Foamex L.P.'s management believes that its debt obligations would be refinanced under such circumstances, there can be no assurance that it would be able to do so. Trace Holdings has informed Foamex International that it anticipates that if the proposed merger is consummated it will be able to satisfy or restructure its outstanding obligations.

       Interest Rate Swaps

       In September 1998, Foamex L.P. sold its existing interest rate swap agreement for a net gain of approximately $1.0 million which is being amortized over the life of the debt.

       The effect of Foamex L.P.'s interest rate swap agreements were decreases in interest and debt issuance expense of $0.3 million and $0.5 million for the quarterly periods ended September 30, 1998 and September 28, 1997, respectively, and $0.7 million and $2.2 million for the year to date periods ended September 30, 1998 and September 28, 1997, respectively.

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

       Foamex L.P. is in the process of the remediation of their business information computer systems. Foamex L.P. is also in the process of the conversion of the former Crain systems to Foamex L.P.'s standard business information computer systems. The replacement of these systems will increase the integration of systems and allow employees at different locations to share financial information and operations information more effectively. Remediation of Foamex L.P. business information computer systems and the conversion of the former Crain systems should be completed in 1998. These systems and software are Year 2000 compliant, thus handling the majority of Foamex L.P.'s Year 2000 business systems requirements.

       Foamex L.P. has a Year 2000 Executive Sponsor Team with representatives of Foamex L.P. The Year 2000 Executive Sponsor Team is providing direction to the Year 2000 Steering Committee within the organization. The Steering Committee is in the process of completing an assessment of the state of readiness of the Information Technology ("IT") and non-IT systems of Foamex L.P. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of significant customers and suppliers.

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

       The total estimated spending of $2.4 million for Foamex L.P. represents a midpoint of an estimated range between $2.1 million and $2.7 million. These spending estimates will be refined as phases of the assessment are completed. Spending is funded by cash generated from operations. Preliminary estimates indicate that from 25 to 35 percent of the estimated costs could qualify for capitalization.

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

basis. As part of the overall readiness, Foamex L.P. is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. Details of such contingency plans will be determined after the Steering Committee has completed its assessment of both internal and third party systems and the potential for possible failures.

       There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, Foamex L.P. is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment process is expected to provide information that will significantly reduce the level of uncertainty regarding the Year 2000 impact. Management believes that the completion of the assessment as scheduled will help minimize the possibility of any significant disruptions of Foamex L.P.'s operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the description of the legal proceedings contained in the Foamex L.P. Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997 and in Foamex L.P.'s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 28, 1998.

         The information from Notes 9 and 10 of the condensed consolidated financial statements of Foamex L.P. and subsidiaries as of September 30, 1998 (unaudited) is incorporated herein by reference.

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

10.7.1(l)   - First  Amended and  Restated  Tax Sharing  Agreement,  dated as of
            December 14, 1993, among Foamex, Trace Foam, FMXI and Foamex L.P.
10.7.2(d)   - First  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex, dated as of June 12, 1997, by and among Foamex, Foamex L.P.,
            FMXI, Inc. and Trace Foam.
10.7.3(w)   - Second Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex  L.P.,  dated as of December  23,  1997,  by and among Foamex
            L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y)   - Third  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex L.P.,  dated as of February 27, 1998,  by and between  Foamex
            L.P., Foamex International and FMXI.
10.8.1(m)   - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex and Foamex-JPS Automotive.
10.8.2(d)   - Amendment No. 1 to Tax Distribution Advance Agreement, dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex.
10.9.1(h)   - Trace Foam  Management  Agreement  between  Foamex and Trace Foam, dated as of October 13, 1992.
10.9.2(l)   -  Affirmation  Agreement  re:  Management  Agreement,  dated  as of
            December 14, 1993, between Foamex and Trace Foam.
10.9.3(d)   - First  Amendment  to  Management  Agreement,  dated as of June 12,
            1997, by and between Foamex and Trace Foam.
10.10.1(k)  - Salaried Incentive Plan of Foamex and Subsidiaries.
10.10.2(k)  - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)  - Equity Growth Participation Program.
10.10.4(e)(o) - Foamex L.P.  Salaried  Retirement  Plan  (formerly  known as the
            Foamex L.P.  Products,  Inc. Salaried Employee  Retirement Plan), as
            amended, effective July 1, 1994.
10.10.5(u) - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.6(a) - Foamex L.P.'s 1993 Stock Option Plan.
10.10.7(a)  - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)  - Employment Agreement, dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.12(a)    - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.13(a)    - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.14(o)    - Stock  Purchase  Agreement,  dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)  - Asset  Purchase  Agreement,  dated as of August 29,  1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.15.2(s)  - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin,  Inc. and The Dixie
            Group.
10.16.1(x)  - Supply  Agreement,  dated as of February 27, 1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)  - Administrative Services Agreement,  dated as of February 27, 1998, by and between  Foamex L.P.  and General Felt (as assigned to Foamex
            Carpet).
10.17.1(w)  - Joint Venture Agreement between Hua Kee Company Limited and Foamex
            Asia, Inc., dated July 8, 1997.
10.17.2(w)  - Loan  Agreement  between Hua Kee Company  Limited and Foamex Asia,
            Inc., dated July 8, 1997.
27          - Amended  Financial Data Schedule for the year to date period ended
            September 30, 1998.
----------------------------
(a) Incorporated herein by reference to the Exhibit to Foamex L.P.'s Registration Statement on Form S-1, Registration No. 33-69606.

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



                                        FOAMEX L.P.

                                        By:  FMXI, INC.
                                        General Partner


Date:  November 2, 1999                 By:  /s/ George L. Karpinski
                                             -----------------------
                                             George L. Karpinski
                                             Vice President




                                        FOAMEX CAPITAL CORPORATION



Date:  November 2, 1999                 By:   /s/ George L. Karpinski
                                             -----------------------
                                             George L. Karpinski
                                             Vice President