Form 10-Q
period 1999-09-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 1999-11-12
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES _X_   NO ___

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 5, 1999 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                            Page

Part I.  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations (unaudited) -
                Three and Nine Months Ended September 30, 1999 and 1998       3

              Condensed Consolidated Balance Sheets (unaudited) -
                as of September 30, 1999 and December 31, 1998                4

              Condensed Consolidated Statements of Cash Flows (unaudited) -
                Nine Months Ended September 30, 1999 and 1998                 5

              Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        16

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                          25

Part II. Other Information                                                   26

         Item 1.  Legal Proceedings                                          26

         Item 6.  Exhibits and Reports on Form 8-K                           26

Signatures                                                                   27

Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                   Three Months Ended            Nine Months Ended
                                             September 30,  September 30,  September 30,   September 30,
                                                 1999          1998            1999           1998
                                              ---------      ---------      ---------      ---------
                                                                    (thousands)
NET SALES                                     $ 302,819      $ 299,783      $ 894,925      $ 871,564

COST OF GOODS SOLD                              261,708        257,293        777,943        736,569
                                              ---------      ---------      ---------      ---------

GROSS PROFIT                                     41,111         42,490        116,982        134,995

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       15,098         17,846         43,084         56,669

RESTRUCTURING AND OTHER CHARGES (CREDITS)         2,988             --          9,962           (700)
                                              ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                           23,025         24,644         63,936         79,026

INTEREST AND DEBT ISSUANCE EXPENSE               17,190         16,706         49,461         49,186

OTHER INCOME (EXPENSE), NET                         (87)        (1,146)          (282)        (1,765)
                                              ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES              5,748          6,792         14,193         28,075

PROVISION FOR INCOME TAXES                          353            165          1,383          2,049
                                              ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS                 5,395          6,627         12,810         26,026

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                            --             --             --         (3,195)
                                                             ---------      ---------      ---------

NET INCOME                                    $   5,395      $   6,627      $  12,810      $  22,831
                                              =========      =========      =========      =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                              September 30,    December 31,
ASSETS                                                            1999            1998
CURRENT ASSETS:                                                       (thousands)
   Cash and cash equivalents                                   $   3,455      $   3,192
   Accounts receivable, net of allowance of $4,198 in 1999
     and $7,278 in 1998                                          154,996        143,301
   Accounts receivable from related parties                       15,280         17,533
   Inventories                                                    99,866        127,636
   Other current assets                                           25,948         33,849
                                                               ---------      ---------
       Total current assets                                      299,545        325,511

PROPERTY, PLANT AND EQUIPMENT                                    363,184        352,719
LESS ACCUMULATED DEPRECIATION                                   (151,350)      (133,082)
                                                               ---------      ---------
    NET PROPERTY, PLANT AND EQUIPMENT                            211,834        219,637

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
    amortization of $14,285 in 1999 and $10,635 in 1998          184,867        188,205

DEBT ISSUANCE COSTS, net of accumulated
    amortization of $5,007 in 1999 and $2,894 in 1998             15,287         13,946

OTHER ASSETS                                                      22,348         21,229
                                                               ---------      ---------

TOTAL ASSETS                                                   $ 733,881      $ 768,528
                                                               =========      =========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings                                       $   3,636      $   2,957
   Current portion of long-term debt                              12,543        689,478
   Current portion of long-term debt - related party                  --         34,000
   Accounts payable                                              114,753        139,726
   Accrued interest                                                7,477          7,396
   Other accrued liabilities                                      52,783         52,944
                                                               ---------      ---------
       Total current liabilities                                 191,192        926,501

LONG-TERM DEBT                                                   652,507             --

LONG-TERM DEBT - RELATED PARTY                                    34,000             --

OTHER LIABILITIES                                                 36,757         38,064
                                                               ---------      ---------

       Total liabilities                                         914,456        964,565
                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES                                         --             --
                                                               ---------      ---------

PARTNERS' DEFICIT:
   General partner                                              (129,375)      (141,426)
   Limited partner                                                    --             --
   Accumulated other comprehensive income (loss)                 (25,861)       (26,208)
   Notes and advances receivable from partner                    (16,118)       (18,608)
   Notes receivable from related party                            (9,221)        (9,795)
                                                               ---------      ---------

       Total partners' deficit                                  (180,575)      (196,037)
                                                               ---------      ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                        $ 733,881      $ 768,528
                                                               =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                           Nine Months Ended
                                                                    -------------------------------
                                                                    September 30,     September 30,
                                                                        1999              1998
                                                                     ---------         ---------
                                                                              (thousands)
OPERATING ACTIVITIES
   Net income                                                        $  12,810         $  22,831
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                      23,359            23,146
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustments                          307              (114)
     Asset writedown and other charges                                   2,073                --
     Extraordinary loss on early extinguishment of debt                     --             2,857
     Other operating activities                                          2,592             2,448
     Changes in operating assets and liabilities, net                     (224)          (78,703)
                                                                     ---------         ---------

         Net cash provided by (used for) operating activities           40,917           (27,535)
                                                                     ---------         ---------

INVESTING ACTIVITIES
   Capital expenditures                                                (14,388)          (22,603)
   Acquisitions, net of cash acquired                                       --            (3,899)
   Redemption of General Felt                                               --            (8,971)
   Repayments of note from partner                                       2,490                --
   Other investing activities                                              574              (168)
                                                                     ---------         ---------

         Net cash used for investing activities                        (11,324)          (35,641)
                                                                     ---------         ---------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                 679               185
   Net proceeds from (repayments of) revolving loans                   (17,024)           81,489
   Proceeds from long-term debt                                             --           129,000
   Repayment of long-term debt                                          (6,852)         (134,203)
   Debt issuance cost                                                   (3,455)           (1,598)
   Cash overdraft                                                       (2,017)               --
   Distribution to partners                                               (258)          (20,074)
   Other financing activities                                             (403)            1,084
                                                                     ---------         ---------

         Net cash provided by (used for) financing activities          (29,330)           55,883
                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS
Net increase (decrease)                                                    263            (7,293)
Beginning of year                                                        3,192             9,405
                                                                     ---------         ---------
End of period                                                        $   3,455         $   2,112
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Foamex L.P. and subsidiaries' financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1998 Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Foamex L.P. is a wholly owned subsidiary of Foamex International Inc. ("Foamex International").

Reporting Period

     Effective September 1998, the annual reporting period was changed from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending on December 31. This change was effective for the third fiscal quarter of 1998, which ended on September 30, 1998.

Potential Business Combinations

     On August 5, 1999, Foamex International announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of Foamex International's outstanding common stock. The transaction is subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if Foamex International enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions.

     The transaction is subject to a number of conditions, including the negotiation of definitive documents that will contain certain conditions relating to the bank credit facilities and the public debt of Foamex L.P. Additional issues that will need to be addressed include, minimum shareholder acceptance, change of Foamex International board membership, and other provisions providing for a higher break-up fee and expense reimbursement if Foamex International enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and other regulatory agencies.

     On November 1, 1999, Foamex International announced that the letter of intent expired by its terms. However, the Purchasers requested an extension of the letter of intent until December 15, 1999. The parties agreed to the extension and are continuing discussions towards a possible transaction.

     Also on November 1, 1999, Foamex International announced that it has authorized a due diligence review for a possible business combination led by
John  G.  Johnson,   Jr.,  President  and  Chief  Executive  Officer  of  Foamex
International. Mr. Johnson has informed the Board of Directors that he is working with various possible sources of equity funding, but that he has no firm commitments for the financing of a transaction. No formal proposal has been made to Foamex International by Mr. Johnson.

     The accompanying financial statements and notes have been prepared assuming a going-concern basis and do not recognize the impact of the potential business combinations.

Going Concern Issue - Financial Condition

     As of December 31, 1998, Foamex L.P. was not in compliance with various debt covenants included in agreements totaling $415.4 million. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of Foamex L.P.'s long-term debt. As a result of these factors, approximately $715.8 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit. These issues raised substantial doubt at year-end 1998 about Foamex L.P.'s ability to continue as a going concern.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

     In response to these financial conditions, amendments to debt agreements were executed during the first half of 1999, as discussed in Note 5. Additionally, Foamex L.P. generated net income, provided over $40.0 million of cash flow from operations and reduced total debt by 3% from the beginning of the year. The combination of debt amendments, year to date results and management's expectations regarding compliance with debt covenants in future measurement periods represented an improved financial position relative to year-end 1998. Accordingly, $695.4 million of debt at the end of the second quarter 1999 and $686.5 million of debt at the end of the third quarter 1999 were classified as long term.

Going Concern Issue - Change In Control

     Trace International Holdings, Inc. ("Trace") is a privately held company which owns approximately 46.1% of Foamex International's outstanding voting common stock and whose Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. Amended Credit Facility and the Foamex/GFI Note, pursuant to which approximately $421.2 million of debt was outstanding as of September 30, 1999, contain provisions that would result in the acceleration of such indebtedness if a person or group other than Trace were to beneficially own more than 25% of Foamex International's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures relating to senior subordinated notes of $248.0 million contain provisions that provide the holders of such notes with the right to require the issuers to repurchase such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if a person or group other than Trace were to beneficially own more than 25% of Foamex International's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace.

     Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the above identified debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorize a sale or transfer of these shares to a person or group other than Trace which would acquire more than 25% of Foamex International's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. According to a filing made with the bankruptcy court on November 2, 1999, two of Trace's creditors have petitioned the bankruptcy court to permit such creditors to foreclose on and take ownership of the shares of common stock pledged to them, representing approximately 17% of Foamex International's outstanding voting stock.

     Foamex L.P. will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management believes that Foamex L.P.'s debt obligations could be refinanced if accelerated as a result of the "change of control" provisions, there can be no assurance that Foamex L.P. will be able to do so, or that Foamex L.P. will be able to obtain waivers of such provisions. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

2.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                   Three Months Ended                Nine Months Ended
                                              -----------------------------      -----------------------------
                                              September 30,    September 30,     September 30,   September 30,
                                                  1999              1998             1999           1998
                                                --------         --------         --------        --------
                                                                        (thousands)
Net income                                      $  5,395         $  6,627         $ 12,810        $ 22,831
Foreign currency translation adjustments            (464)          (1,130)             347            (900)
                                                --------         --------         --------        --------
Total comprehensive income                      $  4,931         $  5,497         $ 13,157        $ 21,931
                                                ========         ========         ========        ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

     Foamex International and its subsidiaries approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, restructuring and other charges of approximately $3.4 million were recognized related primarily to severance in connection with replacing its former Chief Executive Officer and work force reductions of approximately 78 employees.

     During the second quarter of 1999, restructuring and other charges of approximately $3.6 million were recognized. The provision included $1.2 million of severance costs in connection with additional work force reductions of approximately 60 employees, $2.3 million of costs associated with the closure of two additional manufacturing operations and facilities and $0.1 million of other charges.

     In the third quarter of 1999, restructuring and other charges of approximately $3.0 million were recognized. The third quarter provision is comprised of $1.6 million of severance costs in connection with additional work force reductions of approximately 8 employees, $0.9 million of costs associated with the closure of Foamex L.P.'s New York office and $0.5 million of other charges.

     Approximately $4.2 million of severance costs incurred in 1999 have been paid as of September 30, 1999. Approximately $1.5 million of the total 1999 severance costs primarily relate to contractual severance costs payable to Foamex L.P.'s former Chief Executive Officer, which will be paid through March 2001. Foamex L.P. may record additional restructuring charges as it finalizes implementation of its restructuring plan.

4.   INVENTORIES

     The components of inventory are listed below.

                                     September 30,    December 31,
                                         1999             1998
                                       --------        --------
                                              (thousands)
     Raw materials and supplies        $ 66,619        $ 93,241
     Work-in-process                     12,218          12,087
     Finished goods                      21,029          22,308
                                       --------        --------
     Total                             $ 99,866        $127,636
                                       ========        ========

5.   LONG-TERM DEBT

     Long-term debt consists of:

                                                                September 30,    December 31,
                                                                    1999            1998
                                                                 --------        --------
     Foamex L.P. Amended Credit Facility:                               (thousands)
       Term Loan B                                               $ 82,084        $ 82,714
       Term Loan C                                                 74,622          75,194
       Term Loan D                                                108,075         108,900
       Revolving credit facility                                  122,414         139,438
     9 7/8% Senior subordinated notes due 2007                    150,000         150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $10,549 and $11,893 of unamortized debt premium)           108,549         109,893
     Industrial revenue bonds                                       7,000           7,000
     Subordinated note payable (net of unamortized
       debt discount of $280 and $523)                              4,396           6,491
     Other                                                          7,910           9,848
                                                                 --------        --------
                                                                  665,050         689,478

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

                                                      September 30,    December 31,
                                                          1999             1998
                                                        --------        --------
                                                               (thousands)

     Less current portion                                 12,543         689,478
                                                        --------        --------

     Long-term debt-unrelated parties                   $652,507        $     --
                                                        ========        ========

     Long-term debt - related party consists of:

     Foamex/GFI Note                                    $ 34,000        $ 34,000

     Less current portion                                     --          34,000
                                                        ========        ========

     Long-term debt - related party                     $ 34,000        $     --
                                                        ========        ========

     Foamex L.P. amended its credit facility (the "Foamex L.P. Amended Credit Facility"), as of June 30, 1999, and modified the financial covenants for net worth and interest, fixed charge coverage and leverage ratios through December 2006. An earnings requirement, as defined in the debt agreement, was added through September 30, 1999. Foamex L.P. was in compliance with the interim requirement at the end of the third quarter 1999. Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Amended Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee to a subsidiary of Trace (totaling $3.0 million in 1998) and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified. Revolver borrowings under the credit facility totaled $122.4 million at the end of the third quarter of 1999. The weighted average interest rate on these obligations was 8.8% and $17.5 million was available for additional borrowings.

     During 1999, the Foamex/GFI Note was amended to incorporate the same change in control provisions that are included in the Foamex L.P. Amended Credit Facility.

     Foamex L.P. continues to be subject to covenants contained in various debt agreements that limit, among other things to varying degrees, the ability of Foamex L.P. (a) to pay distributions or redeem partnership interests, (b) to make certain restrictive payments or investments, (c) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (d) to merge, consolidate or sell all or substantially all of its assets or (e) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder.

     Certain of Foamex L.P.'s Mexican subsidiaries were in default of financial covenant provisions contained in loan agreements with a Mexican bank. Amendments to the loan agreements were finalized to modify the financial covenant provisions. As of September 30, 1999, these Mexican subsidiaries were in compliance with the financial covenant provisions under the loan agreements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     SEGMENT RESULTS

       Segment results are presented below.

                                                        Carpet
                                           Foam         Cushion       Automotive     Technical
                                         Products       Products       Products       Products         Other            Total
                                         --------       --------       --------       --------         -----            -----
                                                                            (thousands)
     Third Quarter 1999
     Net sales                          $ 139,111      $  46,030       $  83,355      $  24,322      $  10,001       $ 302,819
     Income (loss) from operations         16,064         (1,080)          7,024          6,573         (5,556)         23,025
     Depreciation and amortization          4,141          1,346           1,315            705            770           8,277

     Third Quarter 1998
     Net sales                          $ 152,854      $  51,263       $  69,843      $  19,891      $   5,932       $ 299,783
     Income (loss) from operations         21,711            (40)          4,425          4,156         (5,608)         24,644
     Depreciation and amortization          4,558            817           1,311            681            573           7,940

     Year to Date 1999
     Net sales                          $ 403,399      $ 136,020       $ 262,936      $  69,598      $  22,972       $ 894,925
     Income (loss) from operations         41,933         (1,516)         19,849         17,811        (14,141)         63,936
     Depreciation and amortization         12,383          3,782           3,784          1,978          1,432          23,359

     Year to Date 1998
     Net sales                          $ 434,569      $ 162,603       $ 197,447      $  61,163      $  15,782       $ 871,564
     Income (loss) from operations         56,737          1,711          17,661         12,744         (9,827)         79,026
     Depreciation and amortization         12,733          3,002           3,752          1,966          1,693          23,146

7.   RELATED PARTY TRANSACTIONS

Trace Management Fee

     Effective June 30, 1999, the Foamex L.P. Amended Credit Facility no longer permits Foamex L.P. to pay a management fee to a subsidiary of Trace in connection with a management agreement with the Trace subsidiary. The management fee was $3.0 million for the year ended December 31, 1998. On July 29, 1999, Foamex L.P. submitted to the Trace subsidiary formal notice of the termination of the management agreement.

New York Sublease

     Prior to September 30, 1999, Foamex L.P. subleased certain space in its New York office to Trace (the "New York Sublease"). Foamex L.P. gave notice on June 30, 1999 that if prior unpaid rent under the New York Sublease was not paid, Foamex L.P. intended to give notice pursuant to Article 7 of the New York Real Property Actions and Proceedings Law that the space be vacated by September 30, 1999. Trace complied with such request, and Foamex L.P. has closed its New York office and subleased the premises to a third party.

Foamex/GFI Note

     In the third quarter of 1999, Foamex L.P. paid $0.5 million of interest and $1.6 million of interest for the first three quarters of 1999 on the Foamex/GFI Note. In the third quarter of 1998, Foamex L.P. paid $0.6 million of interest and $1.2 million of interest for the first three quarters of 1998 on the Foamex/GFI Note.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   RELATED PARTY TRANSACTIONS (continued)

Other

     Foamex L.P. sold approximately $48.1 million and $43.6 million, respectively, of carpet cushion products to Foamex Carpet Cushion, Inc. ("Foamex Carpet") during the quarterly period ended September 30, 1999 and 1998 and $138.1 million and $154.9 million, respectively, for the year to date periods ended September 30, 1999 and 1998. In addition, Foamex L.P. provided and invoiced approximately $0.4 million and $1.7 million of administrative services to Foamex Carpet during the quarterly periods ended September 30, 1999 and 1998, respectively, and $1.7 million and $1.8 million for the year to date periods ended September 30, 1999 and 1998, respectively.

     Also, Foamex L.P. chartered an aircraft which was owned by a wholly owned subsidiary of Foamex International and incurred costs of approximately $0.2 million during the quarterly period ended September 30, 1998 and $0.1 million and $0.7 million during the year to date periods ended September 30, 1999 and 1998, respectively. Foamex International sold this aircraft on March 31, 1999. The sale of the aircraft triggered an obligation to Trace of approximately $0.6 million. The obligation was offset against Trace's two promissory notes payable to Foamex L.P. The Trace notes are included in partners' deficit, which is consistent with the recognition in prior years.

8.   COMMITMENTS AND CONTINGENCIES

Litigation - Foamex International Shareholders

     During 1999, Foamex International received several communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and Foamex International, which previously had been disclosed in Foamex International's and Foamex L.P.'s periodic filings. On June 14, 1999, Foamex International received a draft complaint from counsel of certain stockholders naming Foamex International and certain current and former Foamex International directors, which included allegations similar to those in the Second Amended Complaint, as defined below. Foamex International was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999 two stockholders filed an action on behalf of an alleged class of Foamex International's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names Foamex International, Mr. Marshall
S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. Jack Johnson, and Mr. John Tunney as defendants. The Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of Foamex International by Sorgenti Chemical Industries LLC and Liberty Partners L.P. (the "Sorgenti Transaction").

     The Watchung Complaint alleges that the Sorgenti Transaction's buy-out price of $11.50 per outstanding share is inadequate and fails to take into consideration claims Foamex International allegedly has a result of the supposed wrongful diversions of Foamex International's assets in Foamex International's dealings with Trace and its affiliates. The Watchung Complaint also alleges that the directors breached their fiduciary duties agreeing to the proposed Sorgenti Transaction without conducting an auction or active market check. The suit alleges that the board placed Mr. Cogan's interest ahead of those of Foamex
International's stockholders, and alleges that a critical condition of the Sorgenti Transaction is a consulting agreement for Mr. Cogan. The Watchung suit seeks to enjoin the Sorgenti Transaction, seeks rescission or damages if the Sorgenti Transaction is consummated, and seeks an accounting from the directors for plaintiffs alleged losses. To date, no response to the Watchung Complaint has been made.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004, was filed in the United States District court for the Southern District of New York naming as defendants Foamex International, Trace and certain officers and directors of Foamex International on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations,

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)


with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated
Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated. To date, no response to the complaint has been made and no discovery or other proceedings has taken place. Plaintiffs have advised Foamex International that they plan to file a consolidated complaint within 45 days of October 7, 1999. After service, defendants will have 45 days to respond to the consolidated complaint.

     Beginning on or about March 17, 1998, six actions (collectively the "Shareholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of Foamex International. The Shareholder Litigation, purportedly brought as class actions on behalf of all stockholders of Foamex International, named Foamex International, certain of its directors, certain of its officers, Trace and Trace Merger Sub, Inc. ("Merger Sub") as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of Foamex International unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of Foamex International for $17.00 per share under an Agreement and Plan of Merger (the "First Merger Agreement"). The complaints sought, among other things, class certification, a declaration that the defendants breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action No. 16259NC, was entered by the Court on May 28, 1998.

     The parties to the Shareholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Shareholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Shareholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for all Foamex International's outstanding common stock not owned by Trace and its subsidiaries (the "Public Shares") to be converted into the right to receive $18.75 in cash, without interest.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)

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

     On November 12, 1998, the plaintiffs in the Shareholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named Foamex International, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Shareholders in connection with a second Agreement and Plan of Merger (the "Second Merger Agreement"), that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement. In January 1999, Trace advised that it could not finance the offer reflected in the Second Merger Agreement. As a result, the preliminary injunction motion did not go forward.

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

     On August 26, 1999, the plaintiffs in the Shareholder Litigation moved for leave to file a Third Amended and Supplemental Class Action and Derivative Complaint (the "Third Amended Complaint"). The Third Amended Complaint was filed on October 27, 1999. The Third Amended Complaint alleges both class claims and derivative claims, and names Foamex International, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay and Mr. John Johnson as defendants.

     The Third Amended Complaint alleges that the individual defendants breached their duties to Foamex International's Public Shareholders by agreeing to the Sorgenti Transaction at an inadequate price that fails to take into consideration Foamex International's allegedly valuable claims arising out of purported diversions of money from Foamex International to Trace, and by failing to maximize shareholder value in a sale of Foamex International and instead agreeing to a deal with a buyer who is willing to enter into a consulting deal with Mr. Cogan to get his and the Foamex International board's approval. The Third Amended Complaint purports to assert a derivative claim for waste and breach of fiduciary duty against Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Tunney, Mr. Davignon, Mr. Gutfreund, and Mr. Hay. The Third Amended Complaint seeks the appointment of a receiver for Foamex International, alleging that the directors have mismanaged Foamex International. The Third Amended Complaint also alleges that Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Davignon, Mr. Tunney, Mr. Gutfreund, and Mr. Hay breached their fiduciary duties by failing to enforce Foamex International's rights under the First Merger Agreement.

     The Third Amended Complaint seeks: a declaration that the individual defendants have breached their fiduciary duties; damages; the imposition of a constructive trust on profits and benefits Mr. Cogan, Trace, and the other individual defendants allegedly received as a result of the alleged wrongdoing; an injunction against the Sorgenti Transaction under its present terms; rescission and damages if the deal is consummated; and the appointment of a receiver for Foamex International. To date, no response to the Third Amended Complaint has been made.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)

     The defendants intend to vigorously defend these litigations, which if adversely determined, could have a material adverse effect on the financial position, results of operations and cash flows of Foamex International and its subsidiaries.

Litigation - Breast Implants

     As of November 8, 1999, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 4,157 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace's insurance carrier has paid Foamex L.P.'s litigation expenses to date, in light of Trace's recent filing under Chapter 11 of the Bankruptcy Code, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account indemnification provided by Trace, the coverage provided by Trace and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

Litigation - Other

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

Environmental

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 1999, Foamex L.P. had accruals of approximately $3.5 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. does not believe implementation of the regulation will require it to make material expenditures due to Foamex L.P.'s use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. has accruals of $2.5 million for the estimated cost of completing remediation at these facilities. Foamex L.P. is in the process of addressing potential contamination at its Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be material.

     Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. Foamex L.P. has upgraded all USTs at its facilities in accordance with these regulations. Foamex L.P. believes that its USTs do not pose a significant risk of environmental liability. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

     On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of Foamex L.P.'s manufacturing processes. The phase-in of the standards was completed in 1999 and Foamex L.P. has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact Foamex L.P.'s competitive position.

     Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to six sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the liability of Foamex L.P. is not considered to be material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern Issues

     The accompanying financial statements and notes have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in Note 1, there are going concern issues involving the financial condition of Foamex L.P. and related impact of debt covenants, and change in control provisions that have the potential to accelerate certain debt obligations.

     Foamex L.P. is subject to various internal and external factors which could significantly impact its liquidity and capital structure, including, among other things, (a) Foamex L.P.'s debt and capital structures, (b) the Crain Consolidation, (c) additional raw material cost increases, (d) the ability to increase customers selling price to recover raw material cost increases, (e) fluctuations in interest rates, and (f) Trace's financial condition, including the potential of triggering the "change of control" provisions in Foamex L.P.'s debt agreements (discussed below), and other such factors which may be beyond Foamex L.P.'s control. Refer to page 4 of Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of these and additional factors which management believes may impact Foamex L.P. These factors could cause future results to differ materially from historical trends and management's current expectations and could impact Foamex L.P.'s ability to continue as a going concern.

     As discussed in the capital structure section below, during the first half of 1999, amendments to debt agreements were completed and Foamex L.P. was in compliance with the financial covenants of these agreements on both June 30, 1999 and September 30, 1999. Although Foamex L.P. believes it can meet the debt covenant requirements under its financing agreements, there can be no assurance these covenants will be met. Although management believes that Foamex L.P.'s debt obligations could be refinanced if accelerated as a result of the "change of control" provisions under related debt agreements, there can be no assurance that Foamex L.P. will be able to do so or that Foamex L.P. will be able to obtain waivers of such provisions. Additionally, although Foamex L.P. believes that consolidated cash flow from its operating activities and borrowing capacity under its credit facility, if necessary, will be adequate to meet its liquidity requirements, there can be no assurance that Foamex L.P.'s internally generated funds and funds from any borrowings will prove to be sufficient to fund its operations and permit it to continue as a going concern.

     Trace is a privately held company which owns approximately 46.1% of Foamex International's outstanding voting common stock and whose Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. Amended Credit Facility and the Foamex/GFI Note, pursuant to which approximately $421.2 million of debt was outstanding as of September 30, 1999, contain provisions that would result in the acceleration of such indebtedness if a person or group other than Trace were to beneficially own more than 25% of Foamex International's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures relating to senior subordinated notes of $248.0 million contain provisions that provide the holders of such notes with the right to require the issuers to repurchase such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if a person or group other than Trace were to beneficially own more than 25% of Foamex International's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace.

     Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the above identified debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorize a sale or transfer of these shares to a person or group other than Trace which would acquire more than 25% of Foamex International's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. According to a filing made with the bankruptcy court on November 2, 1999, two of Trace's creditors have petitioned the bankruptcy court to permit such creditors to foreclose on and take ownership of the shares of common stock pledged to them, representing approximately 17% of Foamex International's outstanding voting stock.

     Foamex L.P. will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

believes that Foamex L.P.'s debt obligations could be refinanced if accelerated as a result of the "change of control" provisions, there can be no assurance that Foamex L.P. will be able to do so or that Foamex L.P. will be able to obtain waivers of such provisions.

Potential Business Combinations

     On August 5, 1999, Foamex International announced that its Board of Directors signed a letter of intent with the Purchasers for a business combination providing for $11.50 per share for all of Foamex International's outstanding common stock. The transaction is subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if Foamex International enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions.

     The transaction is subject to a number of conditions, including the negotiation of definitive documents that will contain certain conditions relating to the bank credit facilities and the public debt of Foamex L.P. Additional issues that will need to be addressed include, minimum shareholder acceptance, change of Foamex International board membership, and other provisions providing for a higher break-up fee and expense reimbursement if Foamex International enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and other regulatory agencies.

     On November 1, 1999, Foamex International announced that the letter of intent expired by its terms. However, the Purchasers requested an extension of the letter of intent until December 15, 1999. The parties agreed to the extension and are continuing discussions towards a possible transaction.

     Also on November 1, 1999, Foamex International announced that it has authorized a due diligence review for a possible business combination led by
John  G.  Johnson,   Jr.,  President  and  Chief  Executive  Officer  of  Foamex
International. Mr. Johnson has informed the Board of Directors that he is working with various possible sources of equity funding, but that he has no firm commitments for the financing of a transaction. No formal proposal has been made to Foamex International by Mr. Johnson.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Income from Operations

     Net sales for the third quarter of 1999 were $302.8 million, up 1.0% compared to $299.8 million in the third quarter of 1998. The increase in the third quarter versus the prior year reflects a decrease in Foam Products sales due to manufacturing consolidations and a decrease in Carpet Cushion Products volume offset by increased volume of automotive lamination products and Technical Products sales.

     Income from operations decreased 6.6% to $23.0 million for the third quarter of 1999 compared to $24.6 million in the 1998 third quarter. Results in 1999 included a $3.0 million provision for restructuring and other costs. The decrease in margins versus the prior year resulted principally from lower Foam Products and Carpet Cushion Products sales and an increase in lower margin automotive lamination business. The decrease in selling, general and administrative costs included the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during 1999.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $17.2 million for the 1999 third quarter, 2.9% higher than the comparable 1998 expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

     Other expense of $0.1 million was significantly lower in 1999. The 1998 third quarter net other expense of $1.1 million included foreign currency losses from Foamex L.P.'s Canadian and Mexican operations.

Net Income

     Net income for the third quarter of 1999 was down 18.6% to $5.4 million compared to $6.6 million in the 1998 third quarter.

Segment Results

                                                 Carpet
                                     Foam        Cushion       Automotive    Technical
                                   Products      Products       Products      Products        Other         Total
                                   --------      --------       --------      --------        -----         -----
                                                                     (thousands)
Third Quarter 1999
Net sales                          $139,111      $ 46,030       $ 83,355      $ 24,322      $ 10,001       $302,819
Income (loss) from operations        16,064        (1,080)         7,024         6,573        (5,556)        23,025

Third Quarter 1998
Net sales                          $152,854      $ 51,263       $ 69,843      $ 19,891      $  5,932       $299,783
Income (loss) from operations        21,711           (40)         4,425         4,156        (5,608)        24,644

Foam Products

     Foam Products net sales for the third quarter of 1999 decreased 9.0%. Lower margins resulted in a 26.0% drop in income from operations. Improved operating efficiencies and cost reductions as part of the Crain Consolidation helped to offset the income decline.

Carpet Cushion Products

     Carpet Cushion Products net sales for the third quarter of 1999 decreased 10.2% primarily due to lower shipments. Lower margins resulted in a loss for the third quarter of 1999.

Automotive Products

     Automotive Products net sales for the third quarter of 1999 increased 19.3%. The increase reflected higher shipments of lamination products. Income from operations increased 58.7% from the combination of operating efficiencies and sales gains.

Technical Products

     Technical Products net sales for the third quarter of 1999 increased 22.3%. Income from operations increased 58.2% and reflected higher margin sales.

Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexican operations. The loss from operations in 1999 was primarily associated with the $3.0 million of restructuring and other charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Income from Operations

     Net sales for the first three quarters of 1999 were $894.9 million compared to $871.6 million for the comparable period in 1998. The 2.7% increase was primarily the result of sales gains in the Automotive Products and Technical Products segments partially offset by declines in the Foam Products and Carpet Cushion Products segments.

     Despite the sales improvement, income from operations of $63.9 million was down 19.1% from $79.0 million for the comparable 1998 period. Results in 1999 included $10.0 million of restructuring and other charges. The remaining decline primarily reflected lower results in the Foam Products and Carpet Cushion Products segments. The Foam Products segment was impacted by lower sales due to plant closures in connection with the Crain Consolidation. Carpet Cushion Products 1999 results were impacted by lower margins. The increase in Automotive Products and Technical Products segment results translated to improved earnings. Partially offsetting these negative factors were lower selling, general and administrative expenses that primarily reflected the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during 1999.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $49.5 million in 1999, slightly higher than the 1998 expense of $49.2 million.

Other Income (Expense), Net

     Other expense was significantly lower in 1999. The 1998 net other expense included foreign currency losses from Foamex L.P.'s Canadian and Mexican operations.

Extraordinary Loss

       The extraordinary loss on the early extinguishment of debt in 1998 was $3.2 million. The charge primarily reflected the write off of debt issuance costs in connection with a series of transaction designed to simplify Foamex L.P.'s capital structure and to provide future operational flexibility.

Net Income

     Net income for the first three quarters of 1999 was $12.8 million, down 43.9% from the comparable period in 1998.

Segment Results

                                                   Carpet
                                      Foam        Cushion       Automotive       Technical
                                    Products      Products        Products        Products        Other          Total
                                    --------      --------        --------        --------        -----          -----
                                                                      (thousands)
Year to Date 1999
Net sales                          $ 403,399      $ 136,020       $ 262,936      $  69,598      $  22,972       $ 894,925
Income (loss) from operations         41,933         (1,516)         19,849         17,811        (14,141)         63,936

Year to Date 1998
Net sales                          $ 434,569      $ 162,603       $ 197,447      $  61,163      $  15,782       $ 871,564
Income (loss) from operations         56,737          1,711          17,661         12,744         (9,827)         79,026

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foam Products

     Foam Products net sales for the first three quarters decreased 7.2%. The decrease primarily reflected the closure of several plants as part of the Crain Consolidation. Income from operations decreased 26.1% primarily due to lower margins.

Carpet Cushion Products

     Carpet Cushion Products net sales for the first three quarters decreased 16.3% primarily due to lower shipments. Lower margins resulted in a loss from operations for the first three quarters of 1999.

Automotive Products

     Automotive Products net sales for the first three quarters increased 33.2%. The increase reflected higher shipments of lamination products. Income from operations increased 12.4% from the combination of operating efficiencies and sales gains that were especially evident during the third quarter of 1999.

Technical Products

     Technical Products net sales for the first three quarter increased 13.8%. Income from operations increased 39.8% and reflected higher margin sales.

Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexican operations. The loss from operations in 1999 was primarily associated with the $10.0 million of restructuring and other charges.

Capital Structure

     As of December 31, 1998, Foamex L.P. was not in compliance with various debt covenants included in agreements totaling $415.4 million. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of Foamex L.P.'s long-term debt. As a result of these factors, approximately $715.8 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit. These issues raised substantial doubt at year-end 1998 about Foamex L.P.'s ability to continue as a going concern.

     In response to these financial conditions, amendments to debt agreements were executed during the first half of 1999, as discussed below. Additionally, Foamex L.P. generated net income, provided over $40.0 million of cash flow from operations and reduced total debt by 3% from the beginning of the year. The combination of debt amendments, year to date results and management's expectations regarding compliance with debt covenants in future measurement periods represented an improved financial position relative to year-end 1998. Accordingly, $695.4 million of debt at the end of the second quarter 1999 and $686.5 million at the end of the third quarter 1999 were classified as long term in the balance sheet.

     Amendments to the Foamex L.P. Amended Credit Facility, as of June 30, 1999, modified the financial covenants for net worth and interest, fixed charge coverage and leverage ratios through December 2006. An earnings requirement, as defined in the debt agreement, was added through September 30, 1999. Foamex L.P. was in compliance with the interim requirement at the end of the third quarter of 1999. Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Amended Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. The agreement was also modified to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee to a subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of Trace (totaling $3.0 million in 1998) and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified.

     During 1999, the Foamex/GFI Note was amended to incorporate the same change in control provisions that are included in the Foamex L.P. Amended Credit Facility.

     Foamex L.P. continues to be subject to covenants contained in various debt agreements that limit, among other things to varying degrees, the ability of Foamex L.P. (a) to pay distributions or redeem partnership interests, (b) to make certain restrictive payments or investments, (c) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (d) to merge, consolidate or sell all or substantially all of its assets or (e) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder.

     Certain of Foamex L.P.'s Mexican subsidiaries were in default of financial covenant provisions contained in loan agreements with a Mexican bank. Amendments to the loan agreements were finalized to modify the financial covenant provisions. As of September 30, 1999, these Mexican subsidiaries were in compliance with the financial covenant provisions under the loan agreements.

Liquidity

     Cash provided by operating activities was $40.9 million for the first three quarters of 1999 as compared to cash used of $27.5 million for the same period in 1998. The improvement is primarily due to a decrease in cash used for operating assets and liabilities.

     Cash used for investing activities was $11.3 million for the year to date period ended September 30, 1999 as compared to cash used of $35.6 million for the comparable 1998 period. Cash requirements in 1998 included $3.9 million for the acquisition-related payments and $9.0 million of payments related to the redemption of General Felt Industries, Inc. Capital expenditures were down in 1999.

     Cash required for financing activities was $29.3 million for the first three quarters and primarily reflected net debt repayments and $3.5 million of debt issuance costs.

     The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements. Consequently, Foamex International is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     As of September 30, 1999, there were $122.4 million of revolving credit borrowings, at a weighted average interest rate of 8.8%, under the Foamex L.P. Amended Credit Facility with $17.5 million available for additional borrowings and approximately $47.6 million of letters of credit outstanding which are supported by the Foamex L.P. Amended Credit Facility. Borrowings by Foamex Canada Inc. as of September 30, 1999 were approximately $3.6 million, at an interest rate of 7.0%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.8 million.

     Foamex L.P. expects to continue to reduce capital expenditures from historical levels for the foreseeable future. Lower capital expenditure levels are not anticipated to materially impact Foamex L.P.'s competitive position.

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 30, 1999 was $3.5 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the notes to Foamex L.P.'s consolidated financial statements for the year ended December 31, 1998, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

L.P.'s operations, financial position, capital expenditures or competitive position. See Note 17 to Foamex L.P.'s consolidated financial statements included in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 30, 1999, indebtedness with variable interest rates totaled $439.1 million. On an annualized basis, if the interest rates on these debt instruments increased by 1%, interest expense would increase by approximately $4.4 million.

Year 2000 Compliance

     Status Update

     By the end of the third quarter of 1999, Foamex L.P. has essentially completed its program to address potential disruptions to operations and relationships with our business partners related to the Year 2000 software problem.

     Foamex L.P. utilized a cross-functional team approach that was directed by a Year 2000 Executive Sponsor Team. A comprehensive assessment of both information technology (IT) and non-IT systems has been completed. These assessments included:

     o    administrative, manufacturing and laboratory computer systems
     o    desktop and telecommunications systems
     o    safety and environmental systems
     o    systems  provided  by  vendors  and  suppliers,   including   employee
          compensation and benefit plan maintenance systems
     o    process control systems and manufacturing equipment
     o    significant customers and suppliers.

     Assessment & Remediation Process

     The assessment process for each facility consisted of:

     o    an inventory of potential Year 2000 sensitive equipment and systems
     o an impact evaluation of possible failures and determination of required remediation actions
     o    testing and implementation of remediation actions.

     The assessment process, including fail safe testing, was completed in 1999. The following discussion focuses on the process.

     The inventory and assessment phases were completed by the end of 1998. These phases consisted of a visit to each critical location by team members to promote awareness of the project and verify the initial inventory provided by the contact at each facility. Testing plans were developed which included correspondence with suppliers regarding date-sensitive devices. In addition, local management was advised of their roles and responsibilities in connection with the Year 2000 Problem.

     Foamex L.P. completed the remediation and testing of critical business information computer systems as of December 31, 1998. Remediation actions included:

     o    the modification of several million lines of system code
     o the conversion of the systems acquired in business combinations to standard business information computer systems

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     o    upgrading system hardware and operating system software
     o    testing of the applicable systems in a development testing area
     o    the  migration  of  the   remediated   systems  into  the   production
          environment.

     Cost and Project Impact

     The cost to address the Year 2000 Problem is approximately $2.0 million. The majority of this total project cost has already been incurred during 1998 and 1999. The project cost primarily represents the cost for various consultants and system upgrades. Project cost includes internal Company cost for IT employees that worked directly on software programming modifications.

     Spending on the Year 2000 Problem has been funded by cash generated from operations. The project did not significantly impact the other responsibilities and project schedule of the IT department during the past two years.

     Contingency Plans

     As part of the overall response to the Year 2000 Problem, Foamex L.P. has developed contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. These contingency plans include:

     o    additional security of manufacturing and administrative facilities
     o    response teams to address incidents
     o status review and testing of critical applications prior to initiation of normal processing requirements on or about January 1, 2000
     o    alternative   production  and  shipping  locations  in  the  event  of
          localized power outages.

     Risks

     Management believes that all significant systems controlled by Foamex L.P. are ready. While Foamex L.P. is communicating readiness to customers, as requested, and is assessing the readiness of critical suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis.

     There is inherent uncertainty in connection with the Year 2000 Problem due to the possibility of unanticipated failures by customers, suppliers and infrastructure services. Accordingly, Foamex L.P. is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment, remediation, and testing process has provided information in order to reduce the level of uncertainty regarding the impact of the Year 2000 Problem. Management believes that Foamex L.P.'s solutions to the Year 2000 Problem will help minimize the possibility of significant disruptions to Foamex L.P.'s operations.

     Forward-Looking Statements Relating to the Year 2000 Problem

     The Year 2000 Problem discussion includes a number of forward-looking statements that are based on Foamex L.P.'s best estimates. The actual impact of the Year 2000 Problem could differ materially from these estimates because of a number of factors, including the failure of third parties to achieve Year 2000 compliance and the inability of Foamex to:

     o accurately assess which systems and relationships with third parties are important
     o    identify and correct all computer code in key systems
     o identify and correct all production equipment that could have an embedded date sensitive chip
     o    identify all significant issues.

       The factors identified above are not necessarily all of the factors that could result in materially different impact from the estimates included in Foamex L.P.'s forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

           The information from Note 8 of the condensed consolidated financial statements of Foamex L.P. as of September 30, 1999 (unaudited) is incorporated herein by reference.

Item 5.    Other Information

           Information concerning the extension of a Letter of Intent for the acquisition of Foamex International is incorporated by reference to Exhibit No. 99.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                 4.5(a) Commitment Letter dated August 9, 1999, from The Bank of
                        Nova Scotia to Foamex Canada Inc.

                 27 Financial Data Schedule for the year to date period ended September 30, 1999.

                 99(a) Press release concerning the extension of a Letter of Intent for the acquisition of Foamex International.

           (b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended September 30, 1999:

                A report, dated August 5, 1999, was filed for Item 5. Other Events, reporting press release of proposed buyout of Foamex International.

                A report, dated August 13, 1999, was filed for Item. 5. Other Events, concerning a purported class action complaint by certain shareholders of Foamex International.


(a) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarter ended September 30, 1999.

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


                                            FOAMEX L.P.
                                            By:  FMXI, Inc.
                                                 General Partner


Date: November 12, 1999                     By: /s/ George L. Karpinski
                                                --------------------------------
                                                George L. Karpinski
                                                Vice President


                                            FOAMEX CAPITAL CORPORATION


Date: November 12, 1999                     By: /s/ George L. Karpinski
                                                --------------------------------
                                                George L. Karpinski
                                                Vice President