Form 10-K
period 1999-12-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2000-03-30
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                    Commission file number: 1-11432: 1-11436
                                            ----------------

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             (Exact Name of registrant as Specified in its Charter)

           Delaware                                    05-0475617
           Delaware                                    22-3182164
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

1000 Columbia Avenue, Linwood, PA                        19061
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

       Indicate by check mark whether Foamex L.P. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex L.P. was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

       Indicate by check mark whether Foamex Capital Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex Capital Corporation was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [X]

       None  of  the  voting   securities  of  Foamex  L.P.  or  Foamex  Capital
Corporation are held by non-affiliates.

       As of March 14, 2000, there were 1,000 shares of Foamex Capital Corporation's common stock outstanding.

       Foamex L.P. and Foamex Capital Corporation meet the conditions set for the in General Instruction (I)(1)(a) and (b) of this Annual Report on Form 10-K and are therefore filing this form with reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I
         Item  1.     Business                                                                                    3
         Item  2.     Properties                                                                                 10
         Item  3.     Legal Proceedings                                                                          10
         Item  4.     Submission of Matters to a Vote
                            of Security Holders                                                                  14

Part II
         Item  5.     Market for Registrant's Common Equity and
                            Related Stockholder Matters                                                          15
         Item  6.     Selected Consolidated Financial Data                                                       15
         Item  7.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                        17
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                                 26
         Item  8.     Financial Statements and Supplementary Data                                                26
         Item  9.     Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                                               26

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         26
         Item 11.     Executive Compensation                                                                     26
         Item 12.     Security Ownership of Certain Beneficial Owners
                            and Management                                                                       26
         Item 13.     Certain Relationships and Related Transactions                                             26

Part IV
         Item 14.     Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                                                              27

         Signatures                                                                                              35


The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrants' reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex L.P., a wholly owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 31, 1999, Foamex L.P.'s operations are conducted directly and through its wholly owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico"), and Foamex Asia, Inc. ("Foamex Asia"). As of December 31, 1999, Foamex L.P.'s partners were FMXI, Inc. ("FXMI") with a 2% managing general partnership interest and Foamex International with a 98% limited partnership interest. FMXI is a wholly owned subsidiary of Foamex International.

       References in this Annual Report on Form 10-K to "Foamex L.P." mean Foamex L.P. and, where relevant or applicable, its subsidiaries.

Segments

       General

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry and is one of the largest manufacturers and distributor of flexible polyurethane and advanced polymer foam products in North America. Foamex L.P. has numerous manufacturing facilities dedicated to certain product lines as well as facilities with the capability to support multiple product lines. Each business segment has a diverse customer base and is headed by a senior executive who is responsible for developing plans and directing the operations of the segment.

       Business segments are listed below.

          o Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
          o Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a sister company wholly owned by Foamex International.
          o Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
          o Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.
          o Other - primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other business segments and restructuring and other charges (credits).

       Segment financial information is included in Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

       Foam Products

       Products are distributed directly from manufacturing facilities and indirectly through independent fabricator distributors. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses. In the furniture industry, they are generally used for upholstered seating products and in the retail industry, for a broad range of products such as mattress overlay pads, leisure furniture, futons, and pillows. Foam Products are generally sold in large volumes on a regional basis because of high shipping costs.

       Foamex L.P.'s bedding products are sold to mattress manufacturers. Foamex L.P. also supplies cut-to-size seat cushions, back cushions and other pieces to the furniture industry. Furniture foams are sold directly to manufacturers as well as through distributors. The consumer products group sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout the United States.

       The development and introduction of value added products continues to be a priority including viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials, and products incorporating Reflex(R). Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using the variable pressure foaming manufacturing process ("VPFSM"). High efficiency thermal management foam products for applications in work gloves and outerwear have also been introduced.

       Carpet Cushion Products

       Foamex L.P. manufactures and distributes Carpet Cushion Products, which include prime, rebond, sponge rubber and felt carpet cushion, to Foamex Carpet. Prime carpet cushion is made from polyurethane foam buns. Rebond carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. In accordance with a supply agreement with Foamex Carpet, if requested by Foamex Carpet, Foamex L.P. is required to supply all of Foamex Carpet's requirements for Carpet Cushion Products. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive collection network for the automotive and foam industries worldwide.

       Automotive Products

       Foamex L.P. is one of the largest suppliers of automotive foam products for the North American operations of original equipment manufacturers ("OEMs"). Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by Foamex L.P. either directly to the manufacturers or indirectly through tier one suppliers. Automotive Products include foam for trim pads, door panel parts, headliners and acoustical purposes, as well as flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

       Domestic automotive manufacturers have narrowed their supply base during recent years and increased the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of automotive foam products. Automotive suppliers are increasingly offering integrated systems which lower the overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed by the OEMs. A continuing focus on new product development and flexible manufacturing capabilities are essential to satisfy changing specifications.

       Examples of Foamex L.P.'s ability to react to changing industry requirements include its development of thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, Foamex L.P. has introduced surface modification technology ("SMT(R)") and continuous platform cutting ("CPCSM") used for vehicle flooring systems. Also, the use of tri-laminates has increased due to the manufacturers' need for significant cost savings and consumer demand for improved aesthetics. Foamex L.P. intends to increase its production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

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

       Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, inkpad reservoirs, high-speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other Technical Products have unique characteristics such as flame retardancy and fluid absorption. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes, and cosmetic applications.

       Foamex L.P. uses advertising in trade journals and related media in order to attract customers and, more generally, to increase an awareness of its capabilities for Technical Products. In addition, due to the highly specialized nature of most Technical Products, Foamex L.P.'s research staff works with customers to design, develop and manufacture each product to specification.

       Other

       Other consists primarily of certain foreign manufacturing operations, corporate expenses not allocated to the other business segments and restructuring and other charges (credits). See Note 15 to the consolidated financial statements.

Marketing and Sales

       Foam Products are sold directly by Foamex L.P. to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, Foamex L.P. manufactures and distributes foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture to retailers such as Wal-Mart, Kmart and JC Penney. Foamex L.P.'s foam-based consumer products sales efforts are primarily regionally based with salespersons selling to local accounts. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

       Carpet Cushion Products are sold to Foamex Carpet, which in turn sells to distributors and to major floor covering retailers such as Sears, CarpetMax and Home Depot.

       Foamex L.P. has been a leading supplier of Automotive Products to OEMs, including Ford, General Motors and DaimlerChrysler for more than 30 years. Foamex L.P. is also the primary supplier of Automotive Products to certain tier one suppliers, including Lear Corporation and Johnson Controls. Foamex L.P. competes for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new model program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

       Foamex L.P.'s Technical Products are used for filtration and reservoiring in a wide variety of applications by companies such as Hewlett-Packard and Briggs & Stratton. Foamex L.P. markets most of its Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. Such fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Foamex L.P.'s specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

International Operations and Export Sales

       Foamex L.P.'s geographical information is included in Note 15 to the consolidated financial statements.

Major Customers

       Sales to Foamex Carpet, reported under Carpet Cushion Products, totaled $187.7 million in 1999 and $185.5 million in 1998. During 1999, sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 12.5% of Foamex L.P.'s net sales. During 1998 and 1997, no one unaffiliated customer accounted for more than 10.0% of Foamex L.P.'s net sales. During the year ended December 31, 1999, net sales to the five largest unaffiliated customers comprised approximately $360.6 million or 30.3% of Foamex L.P.'s net sales. The loss of any one of these customers could have a material adverse effect on Foamex L.P.

Manufacturing and Raw Materials

       As  of  December  31,  1999,  Foamex  L.P.  conducted  operations  at  59 manufacturing and distribution facilities with a total of approximately 8.1 million square feet of floor space. Foamex L.P. believes that its manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service Foamex L.P.'s major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within a 200 to 300 mile radius.

       Foamex L.P.'s fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by Foamex L.P. to produce its foam-based consumer products. Scrap foam, generated in connection with the fabrication of foam products, is used by Foamex L.P. to produce rebond carpet cushion.

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

       The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate ("TDI") and polyol. Lyondell Chemical Company (formerly, ARCO Chemical Company), BASF Corporation, Bayer Corporation and The Dow Chemical Company are Foamex L.P.'s largest suppliers of TDI and polyol. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil prices. Significant increases in these raw material prices could have a material adverse effect on the financial condition or results of operations of Foamex L.P.

       A key raw material used in the manufacture of carpet cushion is scrap foam. Foamex L.P. internally generates a substantial portion of the scrap foam used in the production of rebond carpet cushion from its other operations. Historically, the market price of rebond carpet cushion has fluctuated with the market price of scrap foam.

Employees

       As of December 31, 1999, Foamex L.P. employed approximately 5,600 persons. Approximately 1,500 of these employees are located outside the United States and approximately 1,000 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates through 2002. Foamex L.P. considers relations with its employees to be good.

Competition

       The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Foamex L.P.'s competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Future Foam, Inc. None of these competitors individually competes in all of the business segments in which Foamex L.P. does business.

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

Research and Development

       Foamex L.P. believes it has a leading research and development capability in the flexible polyurethane foam industry. Foamex L.P.'s primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $3.3 million, $3.3 million, and $2.4 million for 1999, 1998, and 1997, respectively, excluding expenditures for research and development by Crain Industries, Inc. ("Crain") prior to its acquisition in December 1997 (the "Crain Acquisition").

       Foamex L.P., Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and is a current shareholder of Foamex International, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFSM manufacturing process. Foamex L.P., Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. Foamex L.P. and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future.

Buyout Proposals

       On August 5, 1999, Foamex International announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of Foamex International's outstanding common stock (the "Sorgenti Transaction"). Under the terms of the letter of intent, if Foamex International entered into a business combination with another party, the Purchasers would be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions, including the willingness of the Purchasers to enter into a definitive merger agreement providing for a price of at least $11.50 per share prior to the expiration of the letter of intent. The proposed transaction was subject to a number of conditions, including the negotiation of definitive documents regarding certain conditions relating to the bank credit facilities and the public debt of Foamex International's subsidiaries. Additional issues considered included, minimum shareholder acceptance, change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if Foamex International entered into a business combination providing a more favorable transaction. On December 15, 1999, Foamex International announced that the letter of intent with the Purchasers, which had been extended, expired by its terms. The Purchasers had submitted a revised bid at a price and on terms that were less favorable than those contained in the letter of intent and the Negotiating Committee of Foamex International's Board of Directors rejected the revised bid.

       On February 9, 2000, Foamex International announced that it is in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. Foamex International stated that the proposal is subject to a number of conditions, including the buyer's ongoing due diligence and the execution of definitive agreements. If the proposal from the new group leads to a transaction, it is anticipated that John
G. Johnson, Jr., Foamex International's President and Chief Executive Officer, as well as other members of current management, would participate in the management of Foamex International following such a transaction. Foamex International agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in Foamex International's Annual Report on Form 10-K to the prospective buyer. Foamex International expects such delivery to be the same day as the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission.

       In 1998, Foamex International received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace"), Foamex International's principal stockholder. Foamex International entered into two merger agreements, which were subsequently terminated by Trace.

Change in Control

       Trace is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at March 10, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility and the Foamex/GFI Note, as defined, (see Note 12 to the consolidated financial statements), pursuant to which approximately $411.8 million of debt was outstanding as of December 31, 1999, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

       On July 21, 1999, Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace. On November 22, 1999, the bankruptcy court allowed two creditors to take ownership of 11% and 6%, respectively, of Foamex International's common stock. Such an event did not constitute a "change of control" under the provisions of the debt agreements.

       Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings. However, Foamex L.P. would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that Foamex L.P. will be able to do so, or that Foamex L.P. will be able to obtain waivers of such provisions. Such circumstances raise substantial doubt about Foamex L.P.'s ability to continue as a going concern. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

GFI Transaction

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions which changed Foamex L.P.'s structure (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc.
("General Felt") with $4.8 million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P.

       No gain has been recognized on the GFI Transaction. The net impact of the GFI transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity.

Forward-Looking Information

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

       Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Foamex L.P. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by Foamex L.P. or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 2.  PROPERTIES

       As of December 31, 1999, Foamex L.P. conducted its operations at 59 manufacturing and distribution facilities. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.2 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 4.9 million square feet. Forty-eight of these facilities are located throughout 33 cities in the United States, four facilities are located in Canada and seven facilities are located in Mexico. The 2000 annual base rental with respect to such leased facilities is approximately $10.6 million under leases expiring from 2000 to 2025. Foamex L.P. does not anticipate any problem in renewing or replacing any of such leases expiring in 2000. In addition, Foamex L.P. has approximately 1.5 million square feet of idle space of which approximately 0.6 million is leased.

       Foamex L.P. maintains its administrative office in Linwood, Pennsylvania.

       Property information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

Litigation - Foamex International Shareholders

       During 1999, Foamex International received several communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and Foamex International, which previously had been disclosed in Foamex International's and Foamex L.P.'s periodic filings. On June 14, 1999, Foamex International received a draft complaint from counsel of certain stockholders naming Foamex International and certain current and former directors, which included allegations similar to those in the Second Amended Complaint, as defined below. Foamex International was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999, two stockholders filed an action on behalf of an alleged class of Foamex International's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names Foamex International, Mr. Marshall
S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. John G. Johnson, Jr. and Mr. John Tunney as defendants. The
Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of Foamex International by Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC.

       The Watchung Complaint alleges that the Sorgenti Transaction's buy-out price of $11.50 per outstanding share is inadequate and fails to take into consideration claims Foamex International allegedly has as a result of the supposed wrongful diversions of company assets in Foamex International's dealings with Trace and its affiliates. The Watchung Complaint also alleges that the directors breached their fiduciary duties by agreeing to the proposed Sorgenti Transaction without conducting an auction or active market check. The suit alleges that the board placed Mr. Cogan's interest ahead of those of Foamex International's stockholders, and alleges that a critical condition of the Sorgenti Transaction is a consulting agreement for Mr. Cogan. The Watchung suit seeks to enjoin the Sorgenti Transaction, seeks rescission or damages if the Sorgenti Transaction is consummated, and seeks an accounting from the directors for plaintiffs alleged losses. The Sorgenti Transaction was not consummated. Defendants have moved to consolidate this action with In re Foamex International Inc. Shareholders Litigation, discussed below, and to dismiss the complaint. Plaintiffs have agreed to consolidate.

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

The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated, and the Consolidated Amended Class Action Complaint, setting forth the allegations of the two earlier complaints, was filed on December 6, 1999. The defendants filed motions to dismiss the consolidated complaint on February 4, 2000. No discovery has taken place to date.

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

       The parties to the Shareholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Shareholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Shareholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for all of Foamex International's outstanding common stock not owned by Trace and its subsidiaries (the "Public Shares") to be converted into the right to receive $18.75 in cash, without interest.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of Foamex International unaffiliated with Trace and its subsidiaries (the "Public Shareholders"), the dismissal of the Shareholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, Foamex International and the individual defendants in the Shareholder Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing for October 27, 1998 to consider whether the settlement should be approved (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, Foamex International agreed to pay the cost, if any, of sending notice of the settlement to the Public Shareholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Shareholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of Foamex International's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and Foamex International issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

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

       On August 26, 1999, the plaintiffs in the Shareholder Litigation moved for leave to file a Third Amended and Supplemental Class Action and Derivative Complaint (the "Third Amended Complaint"). The Third Amended Complaint was filed on October 27, 1999. The Third Amended Complaint alleges both class claims and derivative claims, and names Foamex International, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay and Mr. John G. Johnson, Jr. as defendants.

       The Third Amended Complaint alleges that the individual defendants breached their duties to Foamex International's Public Shareholders by agreeing to the Sorgenti Transaction at an inadequate price that fails to take into consideration Foamex International's allegedly valuable claims arising out of purported diversions of money from Foamex International to Trace, and by failing to maximize shareholder value in a sale of Foamex International and instead agreeing to a deal with a buyer who is willing to enter into a consulting deal with Mr. Cogan to get his and the board's approval. The Third Amended Complaint purports to assert a derivative claim for waste and breach of fiduciary duty against Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Tunney, Mr. Davignon, Mr. Gutfreund, and Mr. Hay. The Third Amended Complaint seeks the appointment of a receiver for Foamex International, alleging that the directors have mismanaged Foamex International. The Third Amended Complaint also alleges that Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Davignon, Mr. Tunney, Mr. Gutfreund, and Mr. Hay breached their fiduciary duties by failing to enforce Foamex International's rights under the First Merger Agreement.

       The Third Amended Complaint seeks: a declaration that the individual defendants have breached their fiduciary duties; damages; the imposition of a constructive trust on profits and benefits Mr. Cogan, Trace, and the other individual defendants allegedly received as a result of the alleged wrongdoing; an injunction against the Sorgenti Transaction under its present terms; rescission and damages if the deal is consummated; and the appointment of a receiver for Foamex International. Defendants have moved to consolidate this action with Watchung Road Associates, L.P., et ano v. Foamex International Inc., et al., discussed above, and to dismiss the complaint. Plaintiffs have agreed to consolidate and opposed the motion to dismiss.

       The defendants intend to vigorously defend these litigations, which if adversely determined, could have a material adverse effect on the financial position, results of operations and cash flows of Foamex International and Foamex L.P.

Litigation - Breast Implants

       As of February 24, 2000, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 3,857 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Foamex L.P., and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

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

Environmental

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 1999, Foamex L.P. had accruals of approximately $3.5 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. believes that the use of alternative technologies, including VPFSM, which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at two facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. has accruals of $2.5 million for the estimated cost of completing remediation at these facilities. Foamex L.P. is in the process of addressing potential contamination at its Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be significant.

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

       Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to six sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case and in the aggregate, the liability of Foamex L.P. is not considered to be significant.

       In 2000 and 2001, capital expenditures for environmental compliance projects are anticipated to be approximately $2.0 million per year. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, Foamex L.P. believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          (a) Foamex L.P. is a privately held limited partnership. There is no established public trading market for its securities.

          (b) As of December 31, 1999, there were two holders of Foamex L.P.'s equity securities.

          (c) Listed below are the net cash distributions (receipts) in accordance with tax sharing agreements. At December 31, 1999, Foamex L.P. has a receivable of approximately $0.9 million from its partners in accordance with the tax sharing agreement.

                                                  Tax Sharing Distributions
                                                     1999              1998
                                                  ----------        -------
                                                          (thousands)
       FMXI                                       $  (5)             $    6
       Foamex International                         (12)                287
                                                  -----               -----
                                                   $(17)               $293
                                                  =====                ====

1999 Distributions

       In 1999, Foamex L.P. distributed $17.3 million in cash pro rata to its partners.

1998 Distributions

       In 1998, Foamex L.P. distributed $20.0 million in cash pro rata to its partners.

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

                                                                          Fiscal Year (1)
                                                     1999        1998 (4)    1997 (5)        1996        1995 (2)
                                                                           (thousands)
Statements of Operations Data
   Net sales                                     $1,190,679    $1,155,918     $931,095     $926,351     $862,834
   Income (loss) from continuing
   operations (3)                                    15,581        (5,869)      11,265       53,661      (48,126)

Balance Sheet Data (at period end)
   Total assets                                    $698,495      $768,528     $834,068     $586,157     $605,892
   Total long-term debt, classified as current (4)        -       715,817            -            -            -
   Total long-term debt                             680,544             -      726,649      392,617      433,956
   Partners' equity (deficit)                      (164,591)     (196,037)    (156,302)      12,832      (12,604)

(1) Foamex L.P. changed its fiscal year to the calendar year during 1998. Prior to the change, Foamex L.P. had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented prior to 1998 was comprised of 52 weeks.

(2)  Fiscal 1995 was restated for discontinued operations.

(3)  Includes net  restructuring  and other charges  (credits),  as discussed in
     Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         1999 - $10.8 million
         1998 - $(10.1) million
         1997 - $21.1 million
         1996 - $(6.4) million
         1995 - $39.2 million

(4) As of December 31, 1998, Foamex L.P. classified approximately $715.8 million of long-term debt as current, as discussed in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

(5) The balance sheet data included the estimated fair value of the net assets acquired in the Crain Acquisition in December 1997. The income statement data excludes the results of Crain from the acquisition date of December 23, 1997, since the effect is insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 1999, Foamex L.P.'s operations are conducted directly and through its wholly owned subsidiaries, Foamex Canada, Foamex Mexico and Foamex Asia. Business segments are listed below. Segment financial information is included in Note 15 to the consolidated financial statements.

     o Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
     o Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet, a sister company wholly owned by Foamex International.
     o Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
     o Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.
     o Other - primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other business segments and restructuring and other charges (credits).

       Foamex L.P.'s sales are impacted by the sales of new and existing homes, the overall level of passenger car and light truck production, changes in personal disposable income and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       The  following   discussion  should  be  read  in  conjunction  with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other       Total
1999                                                                (thousands)
Net sales                        $521,377     $187,668       $361,806         $92,180      $27,648    $1,190,679
Income (loss) from operations      54,439          869         22,853          23,048      (16,962)       84,247
Depreciation and amortization      16,390        6,436          4,596           2,564        2,604        32,590
Income (loss) from operations
  as a percentage of net sales      10.4%         0.5%          6.3%            25.0%        n.m.*          7.1%

1998
Net sales                        $559,690     $210,313       $285,190         $79,140      $21,585    $1,155,918
Income (loss) from operations      36,253          (58)        17,319          14,919       (2,925)       65,508
Depreciation and amortization      17,418        5,092          4,582           2,615        1,972        31,679
Income (loss) from operations
  as a percentage of net sales       6.5%         0.0%          6.1%            18.9%        n.m.*          5.7%

1997
Net sales                        $334,900     $273,920       $225,892         $76,254      $20,129      $931,095
Income (loss) from operations      30,974        8,795         24,885          18,071      (26,393)       56,332
Depreciation and amortization      10,237        4,166          3,309           2,290          880        20,882
Income (loss) from operations
  as a percentage of net sales       9.2%         3.2%         11.0%            23.7%        n.m.*          6.1%

*  not meaningful

Acquisitions and Dispositions

       On December 23, 1997, Foamex International acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) and contributed all of the assets of Crain, subject to all the liabilities of Crain, to Foamex L.P. In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. The Crain Acquisition was accounted for as a purchase and the results of Crain were included from the acquisition date, except the results from December 24, 1997 to December 28, 1997 were not included in the consolidated statements of operations or cash flows for 1997 since the effect would be insignificant.

       GFI Transaction

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions which changed Foamex L.P.'s structure (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc. ("General Felt") with $4.8 million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P.

       No gain has been recognized on the GFI Transaction. The net impact of the GFI transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity.

1999 Compared to 1998

       Total net sales for 1999 increased 3.0% to $1,190.7 million from $1,155.9 million in 1998. The increase was primarily the result of stronger volume growth in the Automotive Products and Technical Products segments partially offset by sales declines in the Foam Products and Carpet Cushion Products segments.

       Income from operations increased 28.6% to $84.2 million in 1999 from $65.5 million in 1998. Results in 1999 included $10.8 million of restructuring and other charges. In 1998, a net restructuring credit of previously established restructuring accruals increased operating income by $10.1 million. These restructuring and other charges (credits) are discussed further under "Other" below. Excluding the restructuring and other charges (credits)for comparison purposes, income from operations increased 71.7% to $95.1 million in 1999 from $55.4 million in 1998. On this basis, income from operations represented 8.0% of net sales in 1999, up from 4.8% of net sales in 1998. The improvement was primarily due to (i) the increase in net sales, (ii) improved gross profit margins and (iii) lower selling, general and administrative expenses at both the business unit and corporate levels. Improved gross profit margins resulted primarily from operating efficiencies, the benefits of the first phase of implementation of improved  operating  practices  across a number  of  Foamex  L.P.'s  facilities, enhanced raw material utilization and the full year benefits from the consolidation of former Crain facilities. Lower selling, general and administrative expenses primarily reflected the integration of the Crain Acquisition, staffing reductions in January 1999, elimination of the Trace management fee and the closure of the New York office.

       Foam Products

       Foam Products net sales for 1999 decreased 6.8% to $521.4 million from $559.7 million in 1998. The decrease was primarily due to decreased sales volumes resulting from Foamex L.P.'s decision to exit certain business lines and the closure of facilities related to the Crain Acquisition. Despite the decline in sales, income from operations increased 50.2% to $54.4 million in 1999 from $36.3 million in 1998. Income from operations represented 10.4% of net sales in 1999, up from 6.5% in 1998. The improvement was primarily driven by (i) enhanced raw material utilization, (ii) the benefits of the first phase of implementation of improved operating practices across a number of Foamex L.P.'s facilities,
(iii) the benefits of consolidation of facilities in the Southeast region of the U.S. and in Southern California and (iv) the elimination of operating inefficiencies incurred in 1998. Income from operations for 1998 was adversely impacted by a number of factors, the most significant of which were (i) $4.0 million of costs associated with the Crain Acquisition transition including inventory adjustments for facilities affected by the consolidation of manufacturing facilities, (ii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores and (iii) operating losses and inefficiencies of $1.0 million resulting from fires at Foamex L.P.'s facilities in Orlando, Florida and Cornelius, North Carolina.

       Carpet Cushion Products

       Carpet  Cushion  Products  net sales for 1999  decreased  10.8% to $187.7 million from $210.3 million in 1998 primarily due to lower sales volumes. Competitive pressures in the carpet cushion marketplace contributed to lower sales volumes. Sales volumes were also reduced due to limited production from Foamex L.P.'s Orlando, Florida facility as a result of the 1998 fire. Income from operations for 1999 increased to $0.9 million from a loss of $0.1 million in 1998. Income from operations continued to be impacted by lower sales volumes and the Orlando fire, which increased product transportation costs as the fulfillment process was shifted to less geographically optimal facilities. The Orlando, Florida carpet cushion line was brought back on stream and operational in the fourth quarter of 1999. These effects were partially offset by lower expenses associated with the rationalization associated with the Crain Acquisition. Results in 1998 were impacted by a $1.0 million charge associated with the Orlando, Florida fire and costs related to the Crain Acquisition transition of $0.9 million.

       Automotive Products

       Automotive Products net sales for 1999 increased 26.9% to $361.8 million from $285.2 million in 1998, primarily as a result of higher sales volume of lamination products. Income from operations increased 32.0% to $22.9 million in 1999 from $17.3 million in 1998. Income from operations represented 6.3% of net sales in 1999, up from 6.1% in 1998. The improvement was primarily due to (i) operating efficiencies at Foamex L.P.'s Mexican border facilities that became fully operational in the fourth quarter of 1998 and (ii) increased sales volumes. Income from operations for 1998 was reduced by (i) $3.0 million of costs incurred during the start up phase of new lamination business at the Mexican border, (ii) contract price reductions of approximately $1.1 million and
(iii) losses of $1.0 million associated with the production of thermoformable headliners.

       Technical Products

       Technical Products net sales for 1999 increased 16.5% to $92.2 million from $79.1 million in 1998. Income from operations increased 54.5% to $23.0 million in 1999 from $14.9 million in 1998. Income from operations represented 25.0% of net sales in 1999, up from 18.9% in 1998. The improvement was primarily driven by favorable market conditions, strong growth in sales volumes, a higher-margin product mix and improved manufacturing efficiencies. Plans to expand capacity for Technical Products were initiated during the second half of 1999.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges (credits). The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. The loss from operations in 1999 was primarily associated with the $10.8 million of restructuring and other charges discussed below. The loss from operations in 1998 included $10.1 million of net restructuring credits discussed below. The loss from operations for 1998 was impacted by accounts receivable and inventory writedowns of approximately $8.5 million at the Mexico City facility and start up costs of $2.5 million for Foamex L.P.'s Asian joint venture.

       Restructuring and other charges for 1999 amounted to $10.8 million and were comprised of restructuring charges of approximately $9.4 million for four restructuring plans, approximately $1.1 million of restructuring adjustments related to changes in estimates primarily to the 1998 restructuring plans and $0.3 million of other charges for additional reserves for Trace receivables. The $9.4 million 1999 restructuring charge was comprised of $6.9 million for personnel reductions, $1.0 million for plant closure and lease costs relating to the closure of one facility and certain product line rationalizations during the year and $1.5 million for asset writedowns associated with the plant closure and consolidations. See Note 4 to the consolidated financial statements for further discussion.

       In 1998, net restructuring credits were approximately $10.1 million, which reflect a $14.8 million reversal of prior year's restructuring plans, offset by other charges of $4.7 million. The $4.7 million was comprised of a $2.4 million reserve for net receivables due from Trace and a $2.3 million of impaired cost in excess of assets acquired associated with a foreign facility. However, these charges were offset by a $14.8 million restructuring credit associated with modifications to the 1997 restructuring plan. The $14.8 million credit reflected the reversal of $10.2 million of fixed asset writedowns, $3.5 million of plant closure and operating lease obligations and $1.1 million of personnel reductions.

       As of December 31, 1999, all personnel affected by restructuring had been terminated. Cash spending during 1999 for implementation of restructuring plans approximated $8.6 million. Future cash spending for the restructuring plans approximates $11.0 million. Foamex L.P. expects to spend approximately $3.9 million during 2000 and the remaining $7.1 million (related principally to lease runout payments) is expected to be spent through 2006.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $66.5 million in 1999, slightly higher than the 1998 expense of $66.1 million. The benefit of lower average debt levels was offset by higher effective interest rates and increased amortization expense related to additional debt issuance costs paid during 1999.

       Other Income (Expense), Net

       Other income (expense), net totaled $0.9 million and was primarily due to losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction. Interest income totaled $2.2 million in 1999.

       Other income (expense), net for 1998 primarily consists of: $3.0 million of foreign currency translation and transaction losses; $1.5 million of fees and $1.0 million of continuing costs related to the GFI Transaction; and other expenses offset by approximately $3.4 million of interest income.

       Income Tax Expense

       Foamex L.P., as a limited partnership, is not subject to Federal and certain state income taxes. However, the consolidated financial statements include a provision for income taxes which primarily relates to certain state income taxes of Foamex L.P. and Federal and state income taxes of corporate subsidiaries and subsidiaries located in foreign jurisdictions that file separate income tax returns. See Note 8 to the consolidated financial statements.

       Income (Loss) from Continuing Operations

       Income (loss) from continuing operations increased to $15.6 million for 1999 as compared to a loss of $5.9 million in 1998. The increase is primarily due to improved operating results during 1999 as compared to 1998, as discussed above.

       Extraordinary Loss

       The extraordinary loss on the early extinguishment of debt in 1998 was $3.2 million. The charge primarily reflected the write-off of debt issuance costs in connection with the GFI Transaction.

1998 Compared to 1997

       Net sales for 1998 were $1,155.9 million as compared to $931.1 million in 1997, an increase of $224.8 million or 24.1%. Income from operations increased $9.2 million or 16.3% to $65.5 million for 1998 from $56.3 million in 1997. The increase in net sales and income from operations were primarily associated with the Crain Acquisition in December 1997, reduced restructuring and other charges (credits) and the increase in automotive lamination products during the latter part of 1998 which were offset by the impact of the GFI Transaction in February 1998 by which General Felt ceased to be a consolidated subsidiary of Foamex L.P. During 1998, selling, general and administrative expenses increased $7.4 million primarily due to costs associated with the integration of Crain (the "Transition"). Also during 1998, Foamex L.P. recorded income of $14.8 million for the reversal of 1997 restructuring charges, offset by $4.7 million of other charges associated with the impairment of goodwill on the Montreal, Canada operations ($2.3 million), and an allowance for receivables due from Trace ($2.4 million).

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

       Carpet Cushion Products

       Carpet Cushion Products net sales for 1998 decreased 23.2% to $210.3 million from $273.9 million in 1997 primarily due to the GFI Transaction offset by an increase in net sales associated with the Crain Acquisition in December 1997. Income (loss) from operations decreased to a loss of $0.1 million from income of $8.8 million (3.2% of net sales). The decreases were primarily associated with the GFI Transaction and increased costs of $1.0 million associated with the Orlando fire and costs related to the Transition of $0.9 million.

       Automotive Products

       Automotive Products net sales for 1998 increased 26.3% to $285.2 million from $225.9 million in 1997 and income from operations decreased 30.4% to $17.3 million (6.1% of net sales) from $24.9 million (11.0% of net sales). The increase in net sales was primarily associated with increased volume of lamination products. Income from operations decreased principally as a result of
(i) higher costs of $3.0 million incurred during the start up phase of new lamination business at the Mexican border, (ii) contract price reductions of approximately $1.1 million and (iii) losses of $1.0 million associated with the production of thermoformable headliners.

       Technical Products

       Technical Products net sales for 1998 increased 3.8% to $79.1 million from $76.3 million in 1997 and income from operations decreased 17.4% to $14.9 million (18.9% of net sales) from $18.1 million (23.7% of net sales). The increased net sales were primarily associated with Foamex L.P.'s industrial gasketing and sealing products. The decrease in income from operations was primarily associated with a higher mix of lower margin industrial products and production inefficiencies on certain products.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales was associated with the facility in Mexico City that began operations in the second half of 1997. The increase in income from operations was primarily associated with a reversal of $14.8 million of restructuring charges set up in 1997, offset by accounts receivable and inventory writedowns of $8.5 million at the Mexico City facility, start up costs of $2.5 million for Foamex L.P.'s Asian joint venture and duplicate administrative costs incurred during the Transition.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $66.1 million in 1998 compared to $44.2 million in 1997. The increase was primarily due to the debt incurred in connection with the Crain Acquisition partially offset by the favorable effect of a debt refinancing in June 1997.

       Other Income (Expense), Net

       Other income (expense), net for 1998 primarily consists of: $3.0 million of foreign currency translation and transaction losses; $1.5 million of fees and $1.0 million of continuing costs related to the GFI Transaction; and other expenses offset by approximately $3.4 million of interest income.

       Other income (expense), net for 1997 was comprised primarily of $1.4 million of interest income and a gain on the sale of assets of $0.4 million.

       Income Tax Expense

       Foamex L.P., as a limited partnership, is not subject to Federal and certain state income taxes. However, the consolidated financial statements include a provision for income taxes which primarily relates to certain state income taxes of Foamex L.P. and Federal and state income taxes of corporate subsidiaries and subsidiaries located in foreign jurisdictions that file separate income tax returns. Foamex L.P. did not recognize the tax benefits associated with losses in Mexico because it appears likely that the net operating loss carryforwards would not be realized in the near future. See Note 8 to the consolidated financial statements.

       Income (Loss) from Continuing Operations

       Income (loss) from continuing operations decreased to a loss of $5.9 million for 1998 as compared to income of $11.3 million in 1997. The decrease is primarily due to an increase of approximately $21.9 million in interest and debt issuance expense and a decrease in other income (expense) of approximately $6.3 million, as previously discussed.

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt in 1998 of $3.2 million was primarily associated with the write-off of debt issuance costs in connection with the GFI Transaction. The extraordinary loss on early extinguishment of debt in 1997 of $48.6 million primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in connection with a 1997 refinancing plan.

Liquidity and Capital Resources

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from its operating activities, cash on hand and periodic borrowings under its credit facility, discussed below, will be adequate to meet its liquidity requirements. All principal and interest payments were made as scheduled in 1999. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements; therefore, Foamex International is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Cash and cash equivalents totaled $1.6 million at year-end 1999 compared to $3.2 million at the end of 1998. Working capital at the end of 1999 was $110.5 million and the current ratio was 1.7 to 1. Excluding the $715.8 million of long-term debt that was classified as a current liability at year-end December 31, 1998 for comparative purposes, working capital at the end of 1998 was $113.5 million and the current ratio was 1.6 to 1. Improved accounts receivable and inventory management contributed to a $57.5 million reduction in accounts payable. Total debt at year-end 1999 was $690.0 million, down $36.4 million or 5.0% from the end of 1998.

       Cash Flow from Operating Activities

       Cash provided by operating activities was $58.1 million for 1999 as compared to cash used of $27.8 million in 1998. The improvement was driven by the increase in income from operations and improved accounts receivable and inventory management.

       Cash Flow from Investing Activities

       Cash used for investing activities was $15.8 million for 1999 compared to $43.1 million in 1998. The decrease was primarily driven by the sale of certain assets and lower capital spending. Cash provided by the sale of assets primarily represented the proceeds from the sale of Foamex L.P.'s packaging business ($1.5 million) in October 1999 which was part of a 1998 restructuring plan. Additionally, capital expenditures in 1999 of $19.4 million were down from prior years. Foamex L.P. expects capital expenditures for 2000 to return to prior year levels and be in excess of $30.0 million primarily as a result of the construction of two new VPFSM machines. In addition, Foamex L.P. is exploring the possible implementation of a new ERP software system.

       Cash Flow from Financing Activities

       Cash required for financing activities was $43.8 million for 1999 compared to cash provided of $64.6 million in 1998. Requirements in 1999 primarily reflected net debt repayments, distributions paid to partners and costs related to amending the debt agreements. Partially offsetting these requirements was the repayment of a tax distribution advance from Foamex International (see Note 17 to the consolidated financial statements).

       Financial Condition

       As of December 31, 1998, Foamex L.P. was not in compliance with various debt covenants included in agreements totaling $415.4 million. Had the lenders under these debt agreements accelerated the maturity of the indebtedness as a result of the noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of Foamex L.P.'s long-term debt. As a result of these factors, approximately $715.8 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit. As discussed below, amendments were executed to modify certain financial covenants. As of December 31, 1999, Foamex L.P. was in compliance with its financial covenants and long-term debt was classified based on its maturity schedule as of December 31, 1999.

       Foamex L.P. Credit Facility

       In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result the Foamex L.P. credit facility, which was amended and restated in February 1998, was further amended and restated in June 1999 (the "Foamex L.P. Credit Facility") to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1 to the consolidated financial statements. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at year-end 1999.

       At year-end 1999, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified. The effective interest rates for the Foamex L.P. Credit Facility at the end of 1999 ranged between 9.69% and 10.06%.

       Available borrowings under the revolving credit facility totaled $24.2 million at year-end 1999. Letters of credit outstanding at December 31, 1999 totaled $47.1 million. Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (see Note 12 to the consolidated financial statements).

       As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million and will be financed through revolving loans under the facility. The required payment is expected to be made during the second quarter of 2000. The repayment schedules for the Term B, C and D loans have been adjusted, as of year-end 1999, to reflect the prepayment required.

       Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. At December 31, 1999, the calculated leverage ratio was 5.48 to
1.00. Consequently, the basis point adjustment will be applicable for the calculation of interest in the first quarter of 2000.

Buyout Proposals

       On February 9, 2000, Foamex International announced that it is in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. Foamex International stated that the proposal is subject to a number of conditions, including the buyer's ongoing due diligence and the execution of definitive agreements. Foamex International agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in Foamex International's Annual Report on Form 10-K to the prospective buyer. See "Business - Buyout Proposals".

       On August 5, 1999, Foamex International announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination. On December 15, 1999, Foamex International announced that the letter of intent with the Purchasers, which had been extended, expired by its terms.

       In 1998, Foamex International received an unsolicited buyout proposal from Trace, Foamex International's principal stockholder. Foamex International entered into two merger agreements, which were subsequently terminated by Trace.

Change in Control

       Trace is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at March 10, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of Foamex L.P. provide that a "change of control" would be an event of default and could result in the acceleration of substantially all of Foamex L.P.'s long-term debt.

       Trace is presently in bankruptcy proceedings under Chapter 7 of the Bankruptcy Code in Federal Court in New York City. Trace's bankruptcy filing does not constitute a "change of control" under the provisions of the debt agreements. A "change of control" could take place however, if the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

       Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings. However, Foamex L.P. would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that Foamex L.P. or its subsidiaries will be able to do so, or that Foamex L.P. will be able to obtain waivers of such provisions. Such circumstances raise substantial doubt about Foamex L.P.'s ability to continue as a going concern. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. Liabilities recorded by Foamex L.P. in connection with environmental matters as of December 31, 1999 totaled $3.5 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a significant adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

       On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, Foamex L.P. believes it has the flexibility in operations and capital structure to maintain a competitive position. In recent years, results of operations were adversely affected by raw material cost increases. The price of the two principal chemicals used, TDI and polyol, is influenced by demand, manufacturing capacity and oil prices. The recent increase in oil prices did not significantly impact raw material costs in 1999. Any sustained increase in oil prices will likely result in higher raw material cost and also increase the cost of operations. Results for the first quarter of 2000 are anticipated to be negatively impacted by higher transportation costs related to oil price increases and higher costs for raw materials. Foamex L.P. attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that Foamex L.P. will be successful in implementing selling price increases or that competitive pricing pressure will not require Foamex L.P. to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the inability of Foamex L.P. to implement, selling price increases to offset raw material cost increases.

Year 2000 Compliance

       Foamex L.P.'s program to address potential disruptions to operations and relationships with our business partners related to the Year 2000 software problem was successful and there were no significant disruptions to operations or administration.

       The cost to prevent the Year 2000 problem was approximately $2.0 million. The majority of this total project cost was incurred during 1998 and 1999. The project cost primarily represented the cost for various consultants and system upgrades. Project cost included internal cost for information technology employees that worked directly on software programming modifications.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 31, 1999, indebtedness with variable interest rates totaled $426.9 million. On an annualized basis, if the interest rates on these debt instruments increased by 1%, interest expense would increase by approximately $4.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       An index to the financial statements and financial statement schedules is included in Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       None.

PART III

       The information required by this Part III (Items 10, 11, 12 and 13) is not applicable since Foamex L.P. is a wholly owned subsidiary of Foamex International.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements and Schedule

       Foamex L.P. and Subsidiaries
         Report of Independent  Accountants                                                      F-2
         Consolidated Balance Sheets as of December 31, 1999 and 1998                            F-3
         Consolidated Statements of Operations for the years 1999, 1998 and 1997                 F-5
         Consolidated Statements of Cash Flows for the years 1999, 1998 and 1997                 F-6
         Consolidated Statements of Partners' Equity (Deficit) for the years
           1999, 1998 and 1997                                                                   F-7
         Notes to Consolidated Financial Statements                                              F-8
       Foamex Capital Corporation
         Report of Independent Accountants                                                       F-38
         Balance Sheets as of December 31, 1999 and 1998                                         F-39
         Notes to Balance Sheets                                                                 F-40
       Foamex L.P. and Subsidiaries Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts                                         S-2

(b)    Reports on Form 8-K.

         A report, dated December 15, 1999, was filed for Item 5. Other Events, concerning the termination of a letter of intent for the acquisition of Foamex International.

         A report, dated February 9, 2000, was filed for Item 5. Other Events, concerning preliminary merger discussions.

(c)      Exhibits.

2.1(x)      - Transfer Agreement,  dated as of February 27, 1998, by and between
            Foam Funding LLC and Foamex L.P.
2.2(x)      - Asset  Purchase  Agreement,  dated as of February 27, 1998, by and
            among  Foamex  Carpet  Cushion,   Inc.  ("Foamex  Carpet"),   Foamex
            International  Inc. ("Foamex  International"),  Foam Funding LLC and
            General Felt Industries, Inc. ("General Felt").
2.3(z)      - Agreement and Plan of Merger, dated as of November 5, 1998, by and among  Foamex  International,  Trace  International  Holdings,  Inc.
            ("Trace Holdings") and Trace Merger Sub, Inc. ("Trace Sub").
2.4(aa)     - Agreement  and Plan of Merger,  dated as of June 25, 1998,  by and among Trace Holdings, Trace Sub and Foamex International.
2.5(z)      - Notice of termination of Agreement and Plan of Merger, dated as of
            November 5, 1998, from Trace International  Holdings, Inc. to Foamex
            International Inc.
3.1(a)      - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)    - Fourth  Amended and Restated  Agreement of Limited  Partnership of
            Foamex L.P.,  dated as of December 14, 1993, by and among FMXI, Inc.
            ("FMXI") and Trace Foam Company,  Inc.  ("Trace  Foam"),  as general partners,  and  Foamex  International,  as a  limited  partner  (the
            "Partnership Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12,
            1997.
3.2.4(v)    - Third Amendment to the Partnership  Agreement,  dated December 23,
            1997.
3.2.5(x)    - Fourth Amendment to the Partnership Agreement,  dated February 27,
            1998.
3.3(y)      - Certificate of Incorporation of FMXI.
3.4(y)      - By-laws of FMXI.
3.5(k)      -  Certificate  of  Incorporation  of  Foamex  Capital   Corporation
            ("FCC").

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

4.4.13(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.14(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.15(p)   - Foamex  Security  Agreement,  dated as of June 12,  1997,  made by
            Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Latin  America,  Inc. in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.17(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.18(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.19(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.20(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r)   - Foamex Pledge Agreement, dated as of June 12, 1997, made by Foamex
            L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w)   - First Amendment to Foamex Pledge  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.23(w)   - First Amendment to Foamex Security Agreement, dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.24(w)   - First Amendment to Foamex Patent  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.25(w)   - First  Amendment  to  Trademark  Security  Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.4.26(w)   - Acknowledgment of Guaranty by each of the guarantors to a Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)   - First  Amendment  to Pledge  Agreement,  dated as of December  23,
            1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)   - Crain Industries,  Inc. ("Crain")  Guaranty,  dated as of December
            23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)   - Partnership Pledge Agreement,  dated as of February 27, 1998, made by Foamex  International and FMXI in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.4.30(bb)  -  Amendment   No.  1  to  Second   Amended  and   Restated   Foamex
            International Guaranty, dated March 11, 1999.
4.4.31(bb)  - Amendment No. 1 to Foamex International Guaranty,  dated March 12,
            1999.
4.4.32(dd)  - Foamex Patent Agreement, dated as of June 12, 1997, by Foamex L.P.
            in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.33(dd)  - Trademark Security Agreement, dated as of June 12, 1997, by Foamex
            L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.34(ee)  - Amended and Restated Foamex Pledge Agreement, dated as of June 30,
            1999 made by Foamex L.P. in favor of Citicorp U.S.A. Inc. as Collateral Agent.
4.4.35(ee)  - Amended and Restated  Partnership  Pledge  Agreement,  dated as of
            June 30, 1999 by FMXI and Foamex International in favor of Citicorp
            USA Inc. as FII Intercreditor Collateral Agent.
4.5(ff)     - Commitment  letter,  dated  August 9, 1999,  from The Bank of Nova
            Scotia to Foamex Canada Inc.
4.6(a)      -  Subordinated  Promissory  Note,  dated as of May 6, 1993,  in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").
4.7(a)      - Marely Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)      - DLJ Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").

4.9.1(p)    - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p)    - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x)   - Credit  Agreement,  dated as of February  27,  1998,  by and among
            Foamex Carpet,  the institutions  from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks  and  Citicorp  USA,  Inc.  and The  Bank of Nova  Scotia,  as
            administrative agents.
4.10.2(x)   - Foamex International Guaranty, dated as of February 27, 1998, made
            by  Foamex   International  in  favor  of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.10.3(x)   - Foamex  International  Pledge Agreement,  dated as of February 27,
            1998, made by Foamex  International  in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x)   - New GFI Security Agreement, dated as of February 27, 1998, made by
            Foamex Carpet in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.5(x)   - New GFI Intercreditor Agreement, dated as of February 27, 1998, by and among Foamex Carpet,  The Bank of Nova Scotia, as Administrative
            Agent,  and  Citicorp  USA,  Inc.,  as   Administrative   Agent  and
            Collateral Agent.
4.10.6(x)   - FII Intercreditor Agreement, dated as of February 27, 1998, by and between Foamex  International  and Citicorp USA, Inc., as Collateral
            Agent.
4.10.9(dd)  - Amendment No. 1 to Foamex Carpet Credit  Agreement,  dated October
            30, 1998.
4.10.10(bb) - Amendment No. 2 to Foamex Carpet Credit Agreement, dated March 12,
            1999.
4.10.11(ee) - Foamex L.P. Credit Agreement,  dated June 12, 1997, as amended and restated as of February 27, 1998 as further  amended and restated as of June 29, 1999 among Foamex L.P.,  FMXI,  the  institutions from time to time party thereto as lenders,  the  institutions  from time to time party  thereto as issuing  banks and Citicorp USA, Inc.
            and the Bank of Nova Scotia as Administrative Agents.
4.10.12(ee) - Amendment No. 3 to Foamex Carpet Credit Agreement,  dated June 30,
            1999.
4.10.13(ee) - Foamex International  Pledge Agreement,  dated June 30, 1999, made by Foamex  International  in favor of  Citicorp  U.S.A.  Inc. as FII
            Intercreditor Collateral Agent.
4.10.14(gg) -  Amendment  No.  1 to the  Foamex  L.P.  Credit  Agreement,  dated
            December 23,  1999,  as amended and restated as of February 27, 1998 as further  amended and  restated  as of June 29, 1999 among  Foamex
            L.P.,  FMXI,  the  institutions  from time to time party  thereto as lenders, the institutions from time to time party thereto as issuing banks  and  Citicorp  USA,  Inc.  and the  Bank of  Nova  Scotia  as
            Administrative Agents.
4.11.1(x)   - Promissory Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)   - Promissory  Note of Foamex  Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.
4.12.2(bb)  - Amendment  to  Promissory  Note of Foamex  Carpet in favor of Foam
            Funding LLC dated March 15, 1999.
4.12.3(ee)  -  Amendment  to  Promissory  Note of Foamex  L.P.  in favor of Foam
            Funding LLC dated as of June 30, 1999.
4.12.4(ee)  - Amendment  to  Promissory  Note of Foamex  Carpet in favor of Foam
            Funding LLC dated as of June 30, 1999.
4.13(dd)    - Waiver, dated as of April 15, 1999 to the Credit Agreement,  dated as of February 27, 1998, among Foamex Carpet, the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citicorp USA, Inc. and The Bank of Nova Scotia as Administrative
            Agents.
4.13.1(gg)  - Waiver,  dated as of April 15, 1999 to the Promissory  Note, dated as of February  27, 1998,  payable by Foamex  Carpet to Foam Funding
            LLC.
4.13.2(gg)  - Waiver,  dated as of May 6, 1999 to the Promissory  Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam Funding LLC.
4.14.1      - Revolving Note of Foamex International in favor of Foamex L.P. in the principal  amount of $2,490,000, dated as of October 20, 1999.

10.1.1(p)   - Amendment to Master Agreement,  dated as of June 5, 1997,  between
            Citibank, N.A. and Foamex L.P.
10.1.2(p)   - Amended Confirmation, dated as of June 13, 1997, between Citibank,
            N.A. and Foamex L.P.
10.1.3(w)   -  Amended  Confirmation,  dated as of  February  2,  1998,  between
            Citibank, N.A. and Foamex L.P.
10.2(h)     - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)     - Shareholder  Agreement,  dated December 31, 1992, among,  Recticel
            s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech
            Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam
            AG relating to foam technology-sharing arrangement.
10.4.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Trace  Holdings and Foamex L.P. (the "Trace  Holdings Asset Transfer
            Agreement").
10.4.2(k)   - First  Amendment,  dated as of  December  19,  1991,  to the Trace
            Holdings Asset Transfer Agreement.
10.4.3(k)   - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Recticel  Foam  Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
            Transfer Agreement").
10.5.2(k)   - First  Amendment,  dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.5.3(k)   -  Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.5.4(h)   - The 5.03 Protocol  Assumption  Agreement,  dated as of October 13,
            1992, between RFC and Foamex L.P.
10.5.5(h)   - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel Guaranty, dated as of July 22, 1992.
10.6(l)     - Supply  Agreement,  dated June 28, 1994,  between  Foamex L.P. and
            Foamex International.
10.7.1(l)   - First  Amended and  Restated  Tax Sharing  Agreement,  dated as of
            December 14, 1993,  among Foamex L.P.,  Trace Foam,  FMXI and Foamex
            International.
10.7.2(d)   -  First  Amendment  to  First  Amended  and  Restated  Tax  Sharing
            Agreement,  dated as of June 12,  1997,  by and among  Foamex  L.P.,
            Foamex International, FMXI and Trace Foam.
10.7.3(w)   - Second  Amendment  to  First  Amended  and  Restated  Tax  Sharing
            Agreement,  dated as of December 23, 1997, by and among Foamex L.P.,
            Foamex International, FMXI, and Trace Foam.
10.7.4(y)   -  Third  Amendment  to  First  Amended  and  Restated  Tax  Sharing
            Agreement,  dated as of February  27,  1998,  by and between  Foamex
            L.P., Foamex International and FMXI.
10.8.1(m)   - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d)   - Amendment No. 1 to Tax Distribution Advance Agreement, dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex International.
10.9.1(h)   - Trace Foam  Management  Agreement  between  Foamex L.P.  and Trace
            Foam, dated as of October 13, 1992.
10.9.2(l)   -  Affirmation  Agreement  re:  Management  Agreement,  dated  as of
            December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)   - First  Amendment  to  Management  Agreement,  dated as of June 12,
            1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k) - Salaried Incentive Plan of Foamex L.P. and Subsidiaries. 10.10.2(k) - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)  - Equity Growth Participation Program.
10.10.4(o)  - The Foamex L.P. Salaried Pension Plan (formerly. "The General Felt
            Industries, Inc. Retirement Plan for Salaried Employees"), effective as of January 1, 1995.
10.10.5(u)  - The Foamex L.P. Hourly Pension Plan (formerly "The Foamex Products
            Inc.  Hourly Employee  Retirement  Plan"),  as amended  December 31,
            1995.
10.10.6(u) - Foamex L.P.'s 401(k) Savings Plan effective October 1, 1997. 10.10.7(a) - Foamex International's 1993 Stock Option Plan.
10.10.8(a) - Foamex International's Non-Employee Director Compensation Plan. 10.11.1(o) - Employment Agreement, dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.

10.11.2(dd) - Employment  Agreement,  dated as of March 16, 1999, by and between
            Foamex International and John G. Johnson, Jr.
10.11.3(gg) - Employment  Agreement,  dated as of March 16, 1999, by and between
            Foamex International and John Televantos.
10.12.1(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)    -  Warrant  Agreement,  dated as of June 28,  1994,  by and  between
            Foamex International and Shawmut Bank.
10.14(o)    - Stock  Purchase  Agreement,  dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)  - Asset  Purchase  Agreement,  dated as of August 29,  1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.15.2(s)  - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin,  Inc. and The Dixie
            Group.
10.16.1(x)  - Supply  Agreement,  dated as of February 27, 1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)  - Administrative Services Agreement,  dated as of February 27, 1998, by and between  Foamex L.P.  and General Felt (as assigned to Foamex
            Carpet).
10.17(y)    - Tax Sharing  Agreement,  dated as of February  27,  1998,  between
            Foamex International and Foamex Carpet.
10.18.1(w)  - Joint Venture Agreement between Hua Kee Company Limited and Foamex
            Asia, Inc., dated as of July 8, 1997.
10.18.2(w)  - Loan  Agreement  between Hua Kee Company  Limited and Foamex Asia,
            Inc., dated as of July 8, 1997.
21          - Subsidiaries of registrant.
27          - Financial Data Schedule for the year ended December 31, 1999.
----------------------------

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

(v) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., FCC and Foamex International reporting an event that occurred December 23, 1997.

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

(dd) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International Inc. for the fiscal year ended December 31, 1998.

(ee) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International Inc. reporting an event that occurred on June 30, 1999.

(ff) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended September 30, 1999.

(gg) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the fiscal year ended December 31, 1999.

       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March 2000.

                                             FOAMEX L.P.
                                             By: FMXI, Inc.
                                                 General Partner


                                             By: /s/ George L. Karpinski
                                                 -----------------------
                                             Name:  George L. Karpinski
                                             Title: Vice President


                                             FOAMEX CAPITAL CORPORATION


                                             By: /s/ George L. Karpinski
                                                 -----------------------
                                             Name:  George L. Karpinski
                                             Title: Vice President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and as of the dates indicated:

Signature                        Title                          Date


/s/ Marshall S. Cogan            Director of FMXI and FCC       March 30, 2000
------------------------
     Marshall S. Cogan



/s/ Philip N. Smith, Jr.         Director of FMXI               March 30, 2000
---------------------------
     Philip N. Smith, Jr.



/s/ Barry Zimmerman              Director of FCC                March 30, 2000
------------------------
     Barry Zimmerman

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Registrants
Foamex L.P.
   Report of Independent Accountants                                                             F-2
   Consolidated Balance Sheets as of December 31, 1999 and 1998                                  F-3
   Consolidated Statements of Operations for the years 1999, 1998 and 1997                       F-5
   Consolidated Statements of Cash Flows for the years 1999, 1998 and 1997                       F-6
   Consolidated Statements of Partners' Equity (Deficit) for the years 1999, 1998 and 1997       F-7
   Notes to Consolidated Financial Statements                                                    F-8

Foamex Capital Corporation
   Report of Independent Accountants                                                            F-38
   Balance Sheets as of December 31, 1999 and 1998                                              F-39
   Notes to Balance Sheets                                                                      F-40


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Foamex L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Foamex L.P. and its subsidiaries, an indirect wholly owned subsidiary of Foamex International Inc. ("Foamex International"), at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule as of and for each of the three years in the period ended December 31, 1999 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of Foamex L.P.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming Foamex L.P. will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, on July 21, 1999, Trace International Holdings, Inc. ("Trace"), a major stockholder of Foamex International, filed a petition for relief under Chapter 11 of the Bankruptcy Code. On January 24, 2000, an order was signed converting the Trace case from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. The outcome of the Trace bankruptcy could result in the acceleration of substantially all of Foamex L.P.'s debt. This matter raises substantial doubt about Foamex L.P.'s ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2000

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,    December 31,
ASSETS                                                        1999            1998
                                                                  (thousands)
CURRENT ASSETS
    Cash and cash equivalents                              $   1,573      $   3,192
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $5,310 and $7,278            128,929        143,301
    Accounts receivable from related parties                  16,717         17,533
    Inventories                                               93,812        127,636
    Other current assets                                      21,541         26,896
                                                           ---------      ---------

            Total current assets                             262,572        318,558
                                                           ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                 6,947          7,142
    Buildings and leasehold improvements                      98,098         97,996
    Machinery, equipment and furnishings                     246,392        223,449
    Construction in progress                                  14,598         24,132
                                                           ---------      ---------

            Total                                            366,035        352,719

    Less accumulated depreciation and amortization          (154,720)      (133,082)
                                                           ---------      ---------

       Property, plant and equipment, net                    211,315        219,637

COST IN EXCESS OF ASSETS ACQUIRED, net of
accumulated amortization of $15,804 in 1999 and
$10,635 in 1998                                              183,481        188,205

DEBT ISSUANCE COSTS, net of
accumulated amortization of $5,787 in 1999 and
$2,894 in 1998                                                14,423         13,946

OTHER ASSETS                                                  26,704         28,182
                                                           ---------      ---------

TOTAL ASSETS                                               $ 698,495      $ 768,528
                                                           =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,       December 31,
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                         1999               1998
                                                                       (thousands)
CURRENT LIABILITIES
    Short-term borrowings                                      $   1,627           $   2,957
    Current portion of long-term debt                              7,866             689,478
    Current portion of long-term debt - related party                 --              34,000
    Accounts payable                                              82,229             139,726
    Accounts payable to related parties                               --                 791
    Accrued employee compensation and benefits                    16,341              12,406
    Accrued interest                                               9,457               7,396
    Accrued restructuring and plant consolidation                  3,915               2,552
    Deferred income taxes                                          2,080               1,098
    Accrued customer rebates                                       9,652               5,813
    Other accrued liabilities                                     18,864              24,699
                                                               ---------           ---------

      Total current liabilities                                  152,031             920,916

LONG-TERM DEBT                                                   646,544                  --

LONG-TERM DEBT - RELATED PARTY                                    34,000                  --

ACCRUED EMPLOYEE BENEFITS                                         14,131              26,559

ACCRUED RESTRUCTURING AND
    PLANT CONSOLIDATION                                            7,097               6,969

OTHER LIABILITIES                                                  9,283              10,121
                                                               ---------           ---------

    Total liabilities                                            863,086             964,565
                                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (DEFICIT)
      General partners                                          (143,271)           (141,426)
      Limited partners                                                --                  --
      Accumulated comprehensive loss                              (8,923)            (26,208)
      Notes and advances receivable from partner                  (3,176)            (18,608)
      Notes receivable from related party                         (9,221)             (9,795)
                                                               ---------           ---------

         Total partners' equity (deficit)                       (164,591)           (196,037)
                                                               ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)               $ 698,495           $ 768,528
                                                               =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years 1999, 1998 and 1997

                                                       1999                  1998                   1997
                                                   -----------           -----------           -----------
                                                                         (thousands)
NET SALES                                          $ 1,190,679           $ 1,155,918           $   931,095

COST OF GOODS SOLD                                   1,036,056             1,027,241               787,756
                                                   -----------           -----------           -----------

GROSS PROFIT                                           154,623               128,677               143,339

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                            59,555                73,315                65,907

RESTRUCTURING AND OTHER CHARGES (CREDITS)               10,821               (10,146)               21,100
                                                   -----------           -----------           -----------

INCOME FROM OPERATIONS                                  84,247                65,508                56,332

INTEREST AND DEBT ISSUANCE EXPENSE                      66,471                66,112                44,181

OTHER INCOME (EXPENSE), NET                               (882)               (4,325)                2,009
                                                   -----------           -----------           -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES                   16,894                (4,929)               14,160

PROVISION FOR INCOME TAXES                               1,313                   940                 2,895
                                                   -----------           -----------           -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                15,581                (5,869)               11,265

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT                                  --                (3,195)              (48,559)
                                                   -----------           -----------           -----------

NET INCOME (LOSS)                                  $    15,581           $    (9,064)          $   (37,294)
                                                   ===========           ===========           ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years 1999, 1998 and 1997

                                                                                  1999                1998               1997
                                                                               ---------           ---------           ---------
OPERATING ACTIVITIES                                                                               (thousands)
   Net income (loss)                                                           $  15,581           $  (9,064)          $ (37,294)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                                32,590              31,679              20,882
     Amortization of debt issuance costs, debt premium, deferred
        swap adjustment and gain, and debt discount                                  457                (244)              2,307
     Asset writedowns and other charges (credits)                                    356              (5,507)             12,041
     Extraordinary loss on early extinguishment of debt                               --               2,857              24,182
     Provision for uncollectible accounts                                          2,493               2,000               2,295
     Deferred income taxes                                                            81                 267                (568)
     Other, net                                                                    1,075              (5,274)             (5,977)
   Changes in operating assets and liabilities, net of acquisitions:
     Accounts receivable and accounts receivable from related parties             12,695             (19,026)             (4,038)
     Inventories                                                                  33,824             (20,288)             12,882
     Accounts payable and accounts payable to related parties                    (58,288)             13,530              14,359
     Accrued restructuring and plant consolidation                                 1,491             (14,183)              5,701
     Other assets and liabilities                                                 15,706              (4,529)            (24,763)
                                                                               ---------           ---------           ---------

        Net cash provided by (used for) operating activities                      58,061             (27,782)             22,009
                                                                               ---------           ---------           ---------

INVESTING ACTIVITIES
   Capital expenditures                                                          (19,407)            (31,715)            (33,117)
   Acquisitions, net of cash acquired                                                 --                  --            (119,065)
   Proceeds from sale of assets                                                    1,510               2,230              40,169
   Purchase of note from related party                                                --                  --              (5,000)
   Repayment of (purchase of) notes from Foamex International                      2,490              (2,490)             (2,500)
   Redemption of General Felt                                                         --             (10,153)                 --
   Revolving loan with Foamex International                                         (676)                 --                  --
   Decrease in restricted cash                                                        --                  --              12,143
   Other investing activities                                                        249                (922)                112
                                                                               ---------           ---------           ---------

        Net cash used for investing activities                                   (15,834)            (43,050)           (107,258)
                                                                               ---------           ---------           ---------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term borrowings                        (1,330)             (3,641)              2,894
   Net proceeds from (repayments of) revolving loans                             (25,753)             84,511              54,928
   Proceeds from long-term debt                                                       --             138,810             594,499
   Repayments of long-term debt                                                   (8,271)           (142,212)           (430,593)
   Increase (decrease) in cash overdraft                                          (1,444)              7,300                  --
   Purchase of FJPS senior secured discount debentures                                --                  --            (105,829)
   Tax distribution repayments (advances)                                         13,618                  --             (13,618)
   Net distribution paid to partners                                             (17,296)            (20,293)            (10,283)
   Debt issuance costs                                                            (3,370)               (979)            (18,410)
   Other financing activities                                                         --               1,123                  98
                                                                               ---------           ---------           ---------

        Net cash provided by (used for) financing activities                     (43,846)             64,619              73,686
                                                                               ---------           ---------           ---------

Net decrease in cash and cash equivalents                                         (1,619)             (6,213)            (11,563)

Cash and cash equivalents at beginning of period                                   3,192               9,405              20,968
                                                                               ---------           ---------           ---------

Cash and cash equivalents at end of period                                     $   1,573           $   3,192           $   9,405
                                                                               =========           =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     For the Years Ended 1999, 1998 and 1997

                                                                 Accumulated                   Notes
                                                                   Other         Notes       Receivable
                                           General    Limited   Comprehensive  Receivable     Related
                                          Partners    Partners  Income (Loss) from Partners    Party         Total
                                                                        (thousands)
Balances at December 29, 1996             $     632   $ 57,654     $(5,901)     $(35,180)     $(4,373)  $   12,832
Net loss                                       (746)   (36,548)                                            (37,294)
Minimum pension liability adjustment                                (1,311)                                 (1,311)
Foreign currency translation adjustment                               (873)                                   (873)
                                                                                                         ---------
   Comprehensive loss                                                                                      (39,478)
Distributions                                   (23)    (1,099)                                             (1,122)
Accretion of note receivable from partner        48      2,339                    (2,387)                        -
Distributions associated with the June 1997
   Refinancing Plan                          (2,896)  (141,947)                   37,567                  (107,276)
Increase in note receivable from Trace                                                         (5,422)      (5,422)
Purchase of note receivable from Foamex
   International                                                                  (2,500)                   (2,500)
Tax distribution advance                                                         (13,618)                  (13,618)
Other                                                      282                                                 282
Deficit balance of Limited Partners assumed
   by General Partners                     (119,319)   119,319                                                   -
                                          ---------    -------    --------      --------     --------    ---------
Balances at December 28, 1997              (122,304)         -      (8,085)      (16,118)      (9,795)    (156,302)

Net loss                                       (181)    (8,883)                                             (9,064)
Minimum pension liability adjustment                               (11,525)                                (11,525)
Foreign currency translation adjustment                             (6,598)                                 (6,598)
                                                                                                         ---------
   Comprehensive loss                                                                                      (27,187)
Distributions                                    (8)      (326)                                               (334)
Distribution associated with the
   GFI Transaction                             (400)   (19,600)                                            (20,000)
Equity adjustment associated with the
   GFI Transaction                              201      9,868                                              10,069
Purchase of note receivable from Foamex
   International                                                                  (2,490)                   (2,490)
Other                                                      207                                                 207
Deficit balance of Limited Partners assumed
   by General Partners                      (18,734)    18,734                                                     -
                                          ---------    -------    --------      --------     --------    ---------
Balances at December 31, 1998              (141,426)         -     (26,208)      (18,608)      (9,795)    (196,037)

Net income                                      312     15,269                                              15,581
Minimum pension liability adjustment                                12,331                                  12,331
Foreign currency translation adjustment                              4,954                                   4,954
                                                                                                         ---------
   Comprehensive income                                                                                     32,866
Distributions                                    (7)      (321)                                               (328)
Distribution associated with tax distribution
   advance                                     (346)   (16,967)                                            (17,313)
Repayment of note receivable from Foamex
   International                                                                   2,490                     2,490
Repayment of tax advance                                                          13,618                    13,618
Revolving loan with Foamex International                                            (676)                     (676)
Other                                                      215                                    574          789
Deficit balance of Limited Partners assumed
   by General Partners                       (1,804)     1,804                                                   -
                                          ---------    -------    --------      --------     --------    ---------
Balances at December 31, 1999             $(143,271)   $     -    $ (8,923)     $ (3,176)    $ (9,221)   $(164,591)
                                          ---------    -------    --------      --------     --------    ---------

         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Organization

       Foamex L.P. is a manufacturer and distributor of flexible polyurethane foam and advanced polymer foam products. As of December 31, 1999, Foamex L.P.'s operations consists of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and
(v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 15. For periods prior to February 27, 1998, the consolidated financial statements include the financial position, results of operations and cash flows of General Felt Industries, Inc. ("General Felt"). In connection with the GFI Transaction (see Note 12) the net assets and operations of General Felt were transferred from Foamex L.P. and were acquired by Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a wholly owned subsidiary of Foamex International Inc. ("Foamex International").

       Foamex L.P. is a Delaware limited partnership. Effective February 27,1998, Foamex L.P. became an indirect wholly owned subsidiary of Foamex International. FMXI, Inc. ("FMXI") has a 2% managing general partnership interest in Foamex L.P. Foamex International has a 98% limited partnership interest in Foamex L.P. FMXI is a wholly owned subsidiary of Foamex International.

       Change in Control

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at March 10, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. Credit Facility and the Foamex/GFI Note (see Note 12), pursuant to which approximately $411.8 million of debt was outstanding as of December 31, 1999, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting common stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

       On July 21, 1999, Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace. On November 22, 1999, the bankruptcy court allowed two creditors to take ownership of 11% and 6%, respectively, of Foamex International's common stock. Such an event did not constitute a "change of control" under the provisions of the debt agreements.

       Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings. However, Foamex L.P. would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that Foamex L.P. or its subsidiaries will be able to do so, or that Foamex L.P. will be able to

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION (continued)

obtain waivers of such provisions. Such circumstances raise substantial doubt about Foamex L.P.'s ability to continue as a going concern. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

       The consolidated financial statements include the accounts of Foamex L.P. and all majority-owned subsidiaries where control exists. Investments in affiliates with 20% or greater ownership are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Period

       Effective September 1998, the annual reporting period was changed from a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending on December 31. This change was effective for the third fiscal quarter of 1998, which ended on September 30, 1998. Fiscal year 1997 was a 52 week period that ended on December 28, 1997.

Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures. Actual results could differ from those estimates.

Revenue Recognition, Discounts and Rebates

       Revenue from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer.

Cash Equivalents

       Highly liquid investments with an original maturity of three months or less when purchased are recognized as cash equivalents.

Inventories

       Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 1999, 1998 and 1997 was $25.9 million, $24.6 million and $17.6 million, respectively.

       Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Issuance Costs

       Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Cost in Excess of Net Assets Acquired

       The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over 40 years. At each balance sheet date, Foamex L.P. evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income and cash flows from operations based on a going concern basis. If an impairment loss has occurred, based on expected future (undiscounted) cash flows, the loss is recognized in the income statement. During 1998, a $2.3 million impairment charge was recorded associated with the cost in excess of net assets acquired related with a foreign facility.

Environmental Remediation

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

Comprehensive Income

       Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity, such as currency translation and minimum pension liability adjustments.

Foreign Currency Translation

       The financial statements of foreign subsidiaries, except in countries that are considered as highly inflationary as discussed below, have been translated into U.S. dollars by using the year-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in other partners' equity (deficit). In 1998 and 1997, Mexico was considered a highly inflationary economy. Accordingly, certain financial statement amounts for the Mexican operations were translated at either current or historical exchange rates, as appropriate. These translation adjustments were reflected in the results of operations. Transaction gains (losses) are reflected in operations and are insignificant. The effect of foreign currency exchange rates on cash flows is insignificant.

Start-Up Costs

       Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

       Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods.

       Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreements and indentures. (See Notes 8 and 12).

Reclassifications

       Certain amounts have been reclassified to conform with the current year's presentation.

Future Accounting Changes

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. The statement will be effective (as amended by SFAS No. 137) for all quarters of all fiscal years beginning after June 15, 2000. Foamex L.P. has not determined the impact, if any, that the adoption of SFAS No. 133 will have on results of operations or financial position.

3.     ACQUISITIONS, ASSET SALES AND DISCONTINUED OPERATIONS

Acquisitions

       On December 23, 1997, Foamex International acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. (the "Crain Acquisition") for a purchase price of approximately $213.7 million and contributed all of the assets of Crain, subject to all the liabilities of Crain, to Foamex L.P. The Crain Acquisition was primarily funded with borrowings under a Foamex L.P. credit facility and the assumption of debt with a face value of approximately $98.6 million and an estimated fair value of approximately $112.3 million. In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million.

       The Crain Acquisition was accounted for as a purchase and the results of Crain were included from the acquisition date, except the results from December 24, 1997 to December 28, 1997 were not included in the consolidated statements of operations or cash flows for 1997 since the effect would be insignificant. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. During 1998, Foamex L.P. increased the cost in excess of the net assets acquired by approximately $11.2 million as a result of the finalization of the fixed asset appraisal and updated estimates of closing certain former Crain facilities. The excess of the purchase price over the estimated fair value of the net assets acquired of $164.2 million is being amortized using the straight-line method over 40 years.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ACQUISITIONS, ASSET SALES AND DISCONTINUED OPERATIONS (continued)

       In connection with the Crain Acquisition, Foamex L.P. approved a consolidation plan to integrate the acquired Crain facilities into Foamex L.P.'s existing facilities. Foamex L.P. recorded, after changes in estimates, approximately $2.7 million of severance and related costs and $13.7 million for costs associated with the shut down of certain acquired facilities. These liabilities were established in purchase accounting (see Note 4).

Asset Sales

       On March 31, 1999, Foamex International sold its corporate airplane for $16.3 million. The sale of the airplane resulted in an obligation to Trace of approximately $0.6 million. Under the terms of the aircraft acquisition agreement with Trace, Foamex International was obligated to share the net proceeds in excess of a specified amount defined in the agreement. The obligation was offset against Trace's two promissory notes payable to Foamex L.P., discussed in Note 17, at Trace's request.

       On October 6, 1997, Foamex L.P. sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia to Bretlin, Inc. for an aggregate sale price of approximately $41.0 million. Foamex L.P. realized an insignificant gain on the sale in 1997. Foamex L.P. used $38.8 million of the net sale proceeds to repay term loan borrowings under a credit facility. In connection with this repayment, an extraordinary loss was recognized as discussed in Note 9.

4.     RESTRUCTURING AND OTHER CHARGES (CREDITS)

1997

       During 1997, net restructuring and other charges (credits) of $21.1 million were recorded. In connection with the Crain Acquisition discussed in
Note 3, a restructuring plan (the "1997 Restructuring Plan") to consolidate nine foam production, fabrication or branch locations was approved in December 1997. The consolidation of foam production, fabrication or branch locations resulted in a restructuring provision that totaled $23.0 million. Included in the provision was $12.1 million for fixed assets write downs (net of estimated sale proceeds), $9.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions. A $1.9 million adjustment for changes in estimates to prior year restructuring plans was also recorded in 1997.

1998

       Based on business developments during 1998, Foamex L.P. decided not to close two facilities originally identified for closure in the 1997 Restructuring Plan. One facility remained open to fill lost capacity resulting from a fire in April 1998 at the Orlando, Florida facility, which returned to full operations during 1999. The other facility remained open during 1998 due to improved demand on the West Coast. The 1997 Restructuring Plan also included the closure of two facilities associated with Foamex L.P.'s packaging business. During 1998, Foamex L.P. modified the plan, and decided to sell the packaging business and did not expect to incur the asset write-down and lease costs as originally planned. As a result, Foamex L.P. recorded a $14.8 million restructuring adjustment associated with the 1997 Restructuring Plan. The components of the $14.8 million restructuring adjustment include: $10.2 million for fixed asset writedowns, $3.5 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

       In addition, Foamex L.P. recorded restructuring and other charges (credits) of $4.7 million during 1998 to reserve for approximately $2.4 million of net receivables due from Trace and to writedown approximately $2.3 million of impaired cost in excess of net assets acquired associated with a foreign facility. Also during 1998, Foamex L.P. incurred additional plant closure costs of $5.2 million and personnel reduction costs of $1.2 million associated with the closure of the former Crain facilities. The additional costs associated with the closure of the former Crain facilities resulted in an increase to cost in excess of net assets acquired.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

1999

       During 1999, Foamex L.P. approved and implemented four restructuring plans to reduce selling, general and administrative costs and to further rationalize plant operations.

       Foamex L.P. recorded restructuring charges of approximately $2.3 million relating to severance costs in connection with the first restructuring plan. This plan reduced Foamex L.P.'s salaried work force by 78 employees.

       Foamex L.P. recorded restructuring charges of approximately $2.9 million relating to severance costs in connection with the second restructuring plan for replacing three of Foamex L.P.'s former executives, including its former Chief Executive Officer.

       In connection with the third restructuring plan, Foamex L.P. recorded restructuring charges of approximately $1.7 million relating to the closure of one facility and certain product line rationalizations. The $1.7 million charge was comprised of approximately $0.1 million of severance costs in connection with the work force reductions of 115 employees, $0.1 million of plant closure and carrying costs and $1.5 million of asset write downs.

       In connection with the fourth restructuring plan, Foamex L.P. closed its New York office (see Note 17). Foamex L.P. recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

       In addition, Foamex L.P. recorded restructuring charges of approximately $1.1 million relating to changes in estimates to prior years' plans, primarily for the sale of the packaging business in 1999. The $1.1 million charge is comprised of $0.2 million of severance, $1.7 million of lease and closure costs, offset by $0.8 million of adjustments for asset writedowns. Foamex L.P. also recorded $0.3 million of other charges relating to rent due from Trace for the New York office prior to its closure.

       The  following   table  sets  forth  the   components  of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                       Asset         Plant Closure      Personnel
                                           Total     Writedowns        and Leases       Reductions       Other
                                                                       (millions)
       Balances at December 29, 1996     $  8.5        $(1.8)           $  8.9            $ 1.4         $   -
       Cash spending                       (2.3)          -               (1.4)            (0.9)            -
       1997 restructuring charge           23.0         12.1               9.8              1.1             -
       Restructuring adjustments           (1.9)         0.1              (2.3)             0.3             -
       Asset write-off/writedowns         (16.1)       (16.1)               -                -              -
       Plant consolidation costs           10.0           -                8.5              1.5             -
                                          -----        -----             -----            -----          ----
       Balance at December 28, 1997        21.2         (5.7)             23.5              3.4             -

       Cash spending                      (15.3)          -              (11.8)            (3.5)            -
       Cash proceeds                        2.1          2.1                -                -              -
       1998 restructuring charge            4.7          4.7                -                -              -
       Restructuring adjustments          (14.8)       (10.2)             (3.5)            (1.1)            -
       Accruals transferred in connection
         with the GFI Transaction          (3.7)        (0.6)             (3.1)               -             -
       Asset write-off/writedowns          (5.6)        (4.8)             (0.8)               -             -
       Reclassified fixed asset basis
         for restructuring credit           8.8          8.8                -                 -             -
       Plant consolidation costs            6.4            -               5.2              1.2             -
                                          -----        -----             -----            -----          ----
       Balance at December 31, 1998         3.8         (5.7)              9.5                -             -


                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

                                                       Asset        Plant Closure       Personnel
                                           Total   Writedowns         and Leases       Reductions        Other
                                        ---------------------       -------------      ----------     --------
                                                                       (millions)
       Cash spending                       (8.6)          -               (3.9)            (4.4)          (0.3)
       Cash proceeds                        1.5          1.5                -                -               -
       1999 restructuring charge            9.7          1.5               1.0              6.9            0.3
       Restructuring adjustments            1.1         (0.8)              1.7              0.2             -
       Asset write-off/writedowns          (0.3)        (0.3)               -                -              -
                                           ----        -----              ----             ----         -----
       Balance at December 31, 1999        $7.2        $(3.8)             $8.3             $2.7         $   -
                                           ====        =====              ====             ====         =====

       As indicated in the table above, the accrued restructuring and plant consolidation balance at December 31, 1999 will be used for payments relating to severance, plant closure and leases including runout costs at the facilities. As of December 31, 1999, all employees subject to the plans have been terminated. The $3.8 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. Foamex L.P. expects to spend approximately $3.9 million during 2000 with the remaining $7.1 million to be spent through 2006, principally for lease runout costs.

5.     RETIREE BENEFIT PLANS

Pensions

       Foamex L.P. provides pension and survivor benefits for salaried and certain hourly employees of Foamex L.P. and Foamex Carpet in the United States. Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service.

       Effective at the end of 1999, the two defined benefit plans for the salaried and hourly employees were merged in to a single plan. Benefits provided to salary and hourly employees did not change as a result of the plan merger.

       The components of pension expense, including Foamex Carpet's allocated net periodic costs of $0.5 million and $0.4 million for 1999 and 1998, respectively, are listed below.

                                              1999        1998          1997
                                             ------      ------       -------
                                                      (thousands)
       Service cost                          $3,469      $2,833        $2,229
       Interest cost                          4,887       4,517         4,273
       Expected return on plan assets        (5,484)     (5,758)       (5,357)
       Amortization
         Transition asset                       (75)        (75)          (75)
         Prior service cost                    (240)       (245)         (245)
         (Gains) losses and other               819         104            72
                                             ------      ------       -------
           Total                             $3,376      $1,376       $   897
                                             ======      ======       =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RETIREE BENEFIT PLANS (continued)

       The following table sets forth the changes in obligations and assets, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                                December 31,     December 31,
                                                                    1999              1998
                                                                         (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                  $ 74,589           $ 65,948
         Service cost                                                 3,469              2,833
         Interest cost                                                4,887              4,517
         Amendments                                                      85                 --
         Benefits paid                                               (3,809)            (4,043)
         Actuarial loss (gain)                                       (7,249)             5,334
                                                                   --------           --------
           Projected benefit obligation at end of year             $ 71,972           $ 74,589
                                                                   ========           ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year            $ 55,546           $ 58,952
         Actual return on plan assets                                 9,011                439
         Company contributions                                        1,440                200
         Benefits paid                                               (3,809)            (4,043)
         Other                                                         (690)                (2)
                                                                   --------           --------
           Fair value of plan assets at end of year                $ 61,498           $ 55,546
                                                                   ========           ========

       Funded Status
         Plan assets in excess of (less than) benefit obligation   $(10,474)          $(19,043)
         Unamortized transition (asset) obligation                     (665)              (740)
         Unamortized prior service cost                              (2,072)            (2,397)
         Unamortized net (gains) losses                               7,807             18,712
                                                                   --------           --------
           Net prepaid assets (accrued liabilities)                $ (5,404)          $ (3,468)
                                                                   ========           ========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                     $     --           $  1,200
         Accrued benefit liability                                   (8,613)           (20,150)
         Intangible assets                                              296
                                                                                           239
         Accumulated other comprehensive income                       2,913             15,243
                                                                   --------           --------
           Net amount recognized                                   $ (5,404)          $ (3,468)
                                                                   ========           ========

       Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                        1999           1998           1997
                                                                     ----------     ----------     -------
       Expected long-term rates of return on plan assets                10.0%          10.0%           10.0%
       Discount rates on projected benefit obligations                   7.5%           6.5%            7.0%
       Rate of compensation increase                                     4.0%           4.0%            4.0%

       Foamex L.P.'s funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Foamex Carpet's allocated net periodic costs was approximately $0.5 million and $0.4 million during 1999 and 1998, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RETIREE BENEFIT PLANS (continued)

       In addition, Foamex L.P. also provides for retirement benefits for its Canadian employees. Net periodic pension expense for these plans approximated $0.2 million, $0.2 million and $0.3 million for 1999, 1998 and 1997, respectively. Plan assets for these plans approximated $3.6 million and $2.8 million; and plan liabilities approximated $3.4 million and $2.8 million at December 31, 1999 and 1998, respectively.

       At December 31, 1999 and 1998, included in plan assets were 420,000 shares of Foamex International's stock. In 1994, 250,000 shares of Foamex International's stock were purchased for $2.5 million, and in 1995, 170,000 shares of Foamex International's stock were purchased for $1.6 million. The value of the plan's investment in Foamex International's stock was approximately $3.5 million and $5.2 million at December 31, 1999 and 1998, respectively. Plan assets at the end of 1998 included shares of Trace Global Opportunities Fund, which was a related party to Trace. The shares were purchased during 1995 and 1997, at an aggregate cost of $5.0 million. The value of the plan's investment in Trace Global Opportunities Fund, was approximately $4.3 million at December 31, 1998. In 1999, Trace divested its interest in the Trace Global Opportunities Fund. The fund changed its name to the GLS Global Opportunities Fund, which is not a related party to Foamex L.P. During 1998, 250,000 shares of United Auto Group ("UAG"), which is a related party to Trace, were purchased for approximately $4.8 million. The value of the UAG shares was $2.2 million and $2.3 million at December 31, 1999 and 1998, respectively.

Retiree Medical and Life Insurance Benefits

       Foamex L.P. provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

       The components of retiree medical and life insurance benefits expense are listed below.

                                            1999          1998            1997
                                           ------        ------          -----
                                                       (thousands)
       Service cost                          $20           $10           $   9
       Interest cost                          62            46              71
       Amortization
         Prior service costs                  (6)          (35)            (35)
         (Gains) losses and other            (21)          (29)            (21)
       Special termination benefits            -             -              74
                                            ----          ----            ----
       Total                                $ 55          $ (8)           $ 98
                                            ====          ====            ====

       The following table outlines the changes in obligations and benefit payments, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                     December 31,  December 31,
                                                         1999          1998
                                                             (thousands)
 Change in Benefit Obligation
   Benefit obligations at beginning of year            $  651         $  927
   Service cost                                            20             10
   Interest cost                                           62             46
   Employee contributions                                  28             27
   Benefits paid                                         (164)          (312)
   Amendments                                             363              -
   Actuarial losses (gains)                               (92)           (47)
                                                       ------         ------
     Projected benefit obligation at end of year       $  868         $  651
                                                       ======         ======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RETIREE BENEFIT PLANS (continued)

                                                                  December 31,     December 31,
                                                                     1999               1998
                                                                           (thousands)
Change in Plan Assets
  Fair value of plan assets at beginning of year                   $    --           $    --
  Company contributions                                                136               285
  Employee contributions                                                28                27
  Benefits paid                                                       (164)             (312)
                                                                   -------           -------
    Fair value of plan assets at end of year                       $    --           $    --
                                                                   =======           =======

Funded Status of the Plan
  Plan assets in excess of (less than) benefit obligation          $  (868)          $  (651)
  Unamortized prior service cost                                       (73)             (442)
  Unamortized net (gains) losses                                      (644)             (573)
                                                                   -------           -------
    Net prepaid assets (accrued liabilities)                       $(1,585)          $(1,666)
                                                                   =======           =======

       Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                      1999      1998      1997

  Discount rates on projected benefit obligations     7.5%      6.5%      7.0%
  Health care cost increase                           7.5%      6.0%      8.0%

       The health care cost increase assumption was revised during 1999. The rate will gradually be reduced to 5.0% by 2005. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

6.     COMPENSATION PLANS

Incentive Compensation

       Most of Foamex L.P.'s salaried employees participate in incentive compensation programs. These programs are based on the consolidated results of Foamex L.P. and on the results of business segments. Incentive compensation expense was approximately $3.0 million in 1999, $0.3 million in 1998 and $3.9 million in 1997.

Defined Contribution Plan

       Foamex L.P. maintains a defined contribution plan which is qualified under Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees of Foamex L.P. and Foamex Carpet who elect to participate. Under the terms of the 401(k) Plan, Foamex L.P. partially matches certain employee contributions. Expense for these contributions for 1999, 1998 and 1997 was approximately $0.9 million, $0.8 million and $0.9 million, respectively. During 1999 and 1998, Foamex Carpet contributed approximately $0.1 million annually to the plan for matching contribution expense for its employees.

7.     OTHER INCOME (EXPENSE), NET

       Other income (expense), net totaled $0.9 million of expense and was primarily due to losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction (see Note 12). Interest income totaled $2.2 million in 1999.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     OTHER INCOME (EXPENSE), NET (continued)

       Other income (expense), net for 1998 primarily consist of: $3.0 million of foreign currency translation and transaction losses; $1.5 million of fees and $1.0 million of continuing costs related to the GFI Transaction; and other expenses offset by approximately $3.4 million of interest income.

       Other income (expense), net for 1997 was comprised primarily of $1.4 million of interest income and a gain on the sale of assets of $0.4 million.

8.     INCOME TAXES

       The sources of income (loss) from continuing operations before provision for income taxes are listed below.

                                                                         1999              1998                1997
                                                                      --------           --------           --------
                                                                                        (thousands)
       United States                                                  $ 13,959           $  5,364           $ 15,076
       Foreign                                                           2,935            (10,293)              (916)
                                                                      --------           --------           --------

       Income (loss) from continuing operations
         before provision for income taxes                            $ 16,894           $ (4,929)          $ 14,160
                                                                      ========           ========           ========

A reconciliation of the statutory federal income tax to the income tax on continuing operations is listed below

                                                                         1999              1998                1997
                                                                      --------           --------           --------
                                                                                        (thousands)
       Statutory income taxes                                         $  5,913           $ (1,725)          $  4,956
       State income taxes, net of federal benefit                          794                300                785
       Permanent difference on partnership income                       (6,921)            (1,570)            (2,119)
       Limitation on the utilization of foreign tax benefits                --              3,800                 --
       Write-off excess cost                                                --                770              4,305
       Increase (decrease) in valuation allowance                          711                 --             (5,028)
       Amortization of cost in excess of assets acquired                 1,038                 53                419
       Other, net                                                         (222)              (688)              (423)
                                                                      --------           --------           --------
       Total                                                          $  1,313           $    940           $  2,895
                                                                      ========           ========           ========

The provision for income taxes is summarized as follows:

                                                                         1999              1998                1997
                                                                      --------           --------           --------
                                                                                        (thousands)
         Federal                                                      $     --           $     --           $  1,958
         State                                                             115                 --              1,007
         Foreign                                                         1,117                673                498
                                                                      --------           --------           --------
           Total current                                                 1,232                673              3,463
                                                                      --------           --------           --------

       Deferred
         Federal                                                            --                318              4,781
         State                                                              --                 --                (87)
         Foreign                                                          (630)               (51)              (234)
                                                                      --------           --------           --------
           Total deferred                                                 (630)               267              4,460
                                                                      --------           --------           --------

       Change in valuation allowance                                       711                 --             (5,028)
                                                                      --------           --------           --------

       Total provision for income taxes                               $  1,313           $    940           $  2,895
                                                                      ========           ========           ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES (continued)

       The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                           December 31,       December 31,
                                                               1999              1998
                                                                    (thousands)
Deferred income tax assets                                   $ 1,056           $    --
Valuation allowance for deferred income tax assets              (711)               --
                                                             -------           -------

  Deferred income tax assets                                     345                --
                                                             -------           -------

Deferred income tax liabilities
  Basis difference in property, plant and equipment             (568)             (991)
  Other                                                       (2,145)           (1,098)
                                                             -------           -------

  Deferred income tax liabilities                             (2,713)           (2,089)
                                                             -------           -------

Net deferred income tax assets (liabilities)                 $(2,368)          $(2,089)
                                                             =======           =======

       During 1999, the valuation allowance for deferred income tax assets increased by $0.7 million relating to net operating loss carryfowards from a foreign subsidiary.

       During 1998, the valuation allowance for deferred income tax assets and net deferred income tax assets decreased by $9.1 million primarily due to the reduction of capital loss carryforwards associated with the transfer of General Felt's common stock in connection with the GFI Transaction (see Note 12). In addition, during 1998, deferred income tax assets were decreased by $6.1 million associated with the transfer of General Felt net assets in connection with the GFI Transaction.

       During 1997, the valuation allowance for deferred income tax assets decreased by $5.0 million for the utilization of the loss carryforwards in connection with a sale of a facility.

       Foamex L.P. will continually review the adequacy of the valuation allowance and recognize benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

9.     EXTRAORDINARY LOSSES

       In 1998, extraordinary losses of $3.2 million were recorded. The loss was in connection with the GFI Transaction, and related to the early extinguishment of approximately $125.1 million of term loans under a Foamex L.P. credit facility. The extraordinary loss was generated entirely from the write-off of debt issuance costs.

       In 1997, extraordinary losses of $48.6 million were recorded relating to the early extinguishment of debt. Listed below are the components of the loss.

       o In connection with a refinancing plan, an extraordinary loss of approximately $44.5 million was incurred. The extraordinary loss was comprised of approximately $20.2 million for premium and consent fee payments, approximately $12.6 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of interest rate swap agreements and approximately $3.5 million of professional fees and other costs.

       o Foamex L.P. redeemed substantially all of the outstanding public debt that was not tendered as part of the refinancing plan referenced above. In connection with these redemptions an extraordinary loss on the early extinguishment of debt of approximately $2.1 million was recorded.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     EXTRAORDINARY LOSSES (continued)

       o In connection with the sale of assets discussed in Note 3, proceeds from the sale were used to repay outstanding term loan borrowings under the Foamex L.P. credit facility. As a result, an extraordinary loss on the early extinguishment of debt of approximately $1.0 million was recorded.

       o Net proceeds remaining from a 1996 divestiture were used for the early extinguishment of debt. As a result, an extraordinary loss of approximately $1.0 million was recorded. The extraordinary loss was comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

10.    INVENTORIES

       The components of inventory are listed below.

                                             December 31,          December 31,
                                                1999                  1998
                                                      (thousands)
       Raw materials and supplies             $ 65,211              $ 93,241
       Work-in-process                          11,447                12,087
       Finished goods                           17,154                22,308
                                              --------              --------
       Total                                  $ 93,812              $127,636
                                              ========              ========

11.    SHORT-TERM BORROWINGS

       Foamex Canada Inc., a wholly owned subsidiary of Foamex L.P., has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of $5.5 million) of which up to $2.0 million are available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 3/4%. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 3/4%. The weighted average interest rates on short-term borrowings outstanding at year-end 1999, 1998 and 1997 were 7.3%, 7.3% and 5.4%, respectively. The unused amount under this line of credit was $3.9 million as of December 31, 1999.

12.    LONG-TERM DEBT

       The components of long-term debt are listed below.

                                                                       December 31,          December 31,
                                                                            1999                  1998
                                                                        ----------             ---------
       Foamex L.P. Credit Facility                                                (thousands)
         Term Loan B (1)                                                 $  81,874             $  82,714
         Term Loan C (1)                                                    74,431                75,194
         Term Loan D (1)                                                   107,800               108,900
         Revolving credit facility (1)                                     113,685               139,438
       9 7/8% Senior subordinated notes due 2007 (2)                       150,000               150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $10,100 and $11,893 of unamortized debt premium) (2)              108,100               109,893
       Industrial revenue bonds (3)                                          7,000                 7,000
       Subordinated note payable (net of unamortized
         debt discount of $232 and $523) (3)                                 4,444                 6,491
       Other                                                                 7,076                 9,848
                                                                        ----------             ---------
                                                                           654,410               689,478

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    LONG-TERM DEBT (continued)

                                                                        December 31,          December 31,
                                                                            1999                  1998
                                                                         ---------             ---------
                                                                                   (thousands)
       Less current portion                                                  7,866               689,478
                                                                         ---------             ---------

       Long-term debt-unrelated parties                                   $646,544              $      -
                                                                         =========             =========

       The components of related party long-term debt are listed below.

                                                                        December 31,          December 31,
                                                                            1999                  1998
                                                                         ---------             ---------
                                                                                   (thousands)
       Foamex/GFI Note (3)                                               $  34,000             $  34,000
                                                                         =========             =========

(1) Debt of Foamex L.P., guaranteed by Foamex International and Foamex Capital Corporation ("FCC").
(2)  Debt of Foamex L.P. and FCC.
(3)  Debt of Foamex L.P.

       As of December 31, 1998, Foamex L.P. was not in compliance with various debt covenants included in agreements totaling $415.4 million. Had the lenders under Foamex L.P.'s debt agreement accelerated the maturity of the indebtedness as a result of Foamex L.P.'s noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of Foamex L.P.'s long-term debt. As a result of these factors, approximately $715.8 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit.

Foamex L.P. Credit Facility

       At December 31, 1999, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks which provided for a revolving credit facility commitment of $185.0 million and three term loans totaling $264.1 million outstanding at December 31, 1999. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003.

       Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

       In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at year-end 1999.

       At year-end 1999, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    LONG-TERM DEBT (continued)

margins identified above. The effective interest rates for the credit facility at the end of 1999 ranged between 9.69% and 10.06%.

       Available borrowings under the revolving credit facility totaled $24.2 million at year-end 1999. Letters of credit outstanding at December 31, 1999 totaled $47.1 million.

       As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million and will be financed through revolving loans under the facility. The required payment is expected to be made during the second quarter of 2000. The repayment schedules for the Term B, C and D loans have been adjusted, as of year-end 1999, to reflect the prepayment required.

       Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. At December 31, 1999, the calculated leverage ratio was 5.48 to
1.00. Consequently, the basis point adjustment will be applicable for the calculation of interest in the first quarter of 2000.

9 7/8% Senior Subordinated Notes

       The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and FCC and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the 9 7/8% Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined.

       Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control". The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes and the Subordinated Note Payable (described below).

13 1/2% Senior Subordinated Notes

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004.

       Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon, if there is such a "change of control". The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes and to the Subordinated Note Payable (described above).

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    LONG-TERM DEBT (continued)

Industrial Revenue Bonds ("IRBs")

       IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At the end of 1999, the interest rate was 5.5% on the $6.0 million bond and 4.05% on the $1.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

       If Foamex L.P exercises its option to convert the bonds to a fixed interest rate structure the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.8 million at December 31, 1999 and letters of credit approximating $7.3 million.

Subordinated Note Payable

       This note payable was issued during 1993 to John Rallis, a former President and Chief Operating Officer of Foamex International. The note was issued by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets. The note carries a maximum interest rate of 6.0% and the principal is payable in three equal annual installments that began in May 1999.

Other

       At year-end 1999, other debt primarily included a term loan held by a majority owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at year-end 1999 was 11.11%.

Related Party - Foamex/GFI Note

       As a result of the GFI Transaction, discussed below, Foamex L.P. owes a $34.0 million promissory note payable to Foam Funding LLC, due in March 2000. Interest is based on a variable rate equal to the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex L.P., the note is convertible to a LIBOR-based interest rate plus 0.75%. As of December 31, 1999, the interest rate for borrowings was 7.25%.

       The principal and current interest payable under the Foamex/GFI Note are collateralized by a $34.5 million letter of credit issued under the Foamex L.P. Credit Facility. At year-end 1999, the note was recognized as long-term in the consolidated balance sheet because of the ability and intent, evidenced by the letter of credit, to refinance the debt on a long-term basis.

GFI Transaction

       On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions which changed Foamex L.P.'s structure (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and the Foamex/GFI Note, described above. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    LONG-TERM DEBT (continued)

of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P.

       No gain has been recognized on the GFI Transaction. The net impact of the GFI transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity.

Interest Rate Swap Agreements

       Foamex L.P. entered into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. did not hold or issue financial instruments for trading purposes.

       In connection with a refinancing plan in 1997, Foamex L.P.'s then existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the refinancing plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the then existing interest rate swap agreements, Foamex L.P. entered into an amendment of the then existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit, which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, Foamex L.P. entered into a new amendment to its interest rate swap agreement. The new amendment provided for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. In September 1998, Foamex L.P. sold its existing interest rate swap agreement for a net gain of approximately $1.0 million. Accordingly, the $1.0 million gain has been recorded as a deferred credit, which will be amortized through June 2007, which is the maturity date of the underlying debt.

       The effect of the interest rate swaps was a favorable adjustment to interest and debt issuance expense of $0.7 million and $2.2 million for 1998 and 1997, respectively.

Debt Covenants

The indentures, credit facilities and other indebtedness agreements contain certain covenants that will limit, among other things to varying degrees, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of December 31, 1999, Foamex L.P. was able to pay Foamex International funds only to the extent to enable Foamex International to meet its tax payment liabilities.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    LONG-TERM DEBT (continued)

       Foamex L.P. was in compliance with its various financial covenants as of December 31, 1999.

Future Obligations on Debt

       Scheduled maturities of long-term debt and long-term debt - related party are shown below (thousands):

         2000                                            $  7,866
         2001                                               7,665
         2002                                               3,935
         2003                                             179,132
         2004                                              50,844
         Thereafter                                       429,100
                                                         --------
         Total                                            678,542
         Unamortized debt premium, net                      9,868
                                                         --------
         Total                                           $688,410
                                                         ========

13.    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

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

       The estimated fair values of Foamex L.P.'s financial instruments are listed below.

                                               Carrying Amount      Fair Value
       Liabilities:                                      (thousands)
           Total debt - December 31, 1999        $690,037           $650,057
                                                 ========           ========

           Total debt - December 31, 1998        $726,435           $727,955
                                                 ========           ========


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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                    1999           1998           1997
                                                                 --------       --------       --------
                                                                               (thousands)
        Cash paid for interest                                   $ 65,507       $ 69,615       $ 45,330
                                                                 ========       ========       ========

        Cash paid for income taxes, net                          $  1,126       $    884       $  4,504
                                                                 ========       ========       ========

        Non-cash capital expenditures                            $    456       $     24       $    167
                                                                 ========       ========       ========

        Non-cash distribution of FJPS note                       $     --       $     --       $ 35,567
                                                                 ========       ========       ========

        Non-cash distribution of Foamex International note       $     --       $     --       $  2,000
                                                                 ========       ========       ========

        Non-cash distribution of investment in FJPS senior
          subordinated discount debentures                       $     --       $     --       $105,829
                                                                 ========       ========       ========

15.    BUSINESS SEGMENTS

       In the  fourth  quarter  of  1998,  Foamex  L.P.  adopted  SFAS  No.  131
"Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report information about their business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Foamex L.P.'s reportable business segments are Foam Products, Carpet Cushion Products, Automotive Products and Technical Products. Each of the business segments is headed by a senior executive who is responsible for developing plans and directing the operations of the segment.

       Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet. Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams (foams that are well suited for filtration, reservoiring, sound absorption and sound transmissions) and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

       The "other" column in the table below represents foreign manufacturing operations in Mexico and Asia, corporate expenses not allocated to other business segments and restructuring and other charges (credits). Asset and capital expenditure information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments.

       The accounting policies of the business segments are the same as described in Note 2. Revenues and costs have been included in business segments where specifically identified. Costs shared by business segments have been allocated on the basis of the amount utilized. Geographic sales are determined based on the location in which the sale originated.

       During 1999, sales to a customer which is included in Automotive Products, accounted for approximately 12.5% of Foamex L.P.'s net sales. Sales to Foamex Carpet, reported under Carpet Cushion Products, totaled $187.7 million in 1999 and $185.5 million in 1998. No unaffiliated customers accounted for more than 10.0% of net sales in 1998 and 1997.

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other        Total
1999                                                                (thousands)
Net sales                        $521,377     $187,668       $361,806         $92,180      $27,648    $1,190,679
Income (loss) from operations      54,439          869         22,853          23,048      (16,962)       84,247
Depreciation and amortization      16,390        6,436          4,596           2,564        2,604        32,590


                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    BUSINESS SEGMENTS (continued)

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other        Total
1998                                                                (thousands)
Net sales                        $559,690     $210,313       $285,190         $79,140      $21,585    $1,155,918
Income (loss) from operations      36,253          (58)        17,319          14,919       (2,925)       65,508
Depreciation and amortization      17,418        5,092          4,582           2,615        1,972        31,679

1997
Net sales                        $334,900     $273,920       $225,892         $76,254      $20,129      $931,095
Income (loss) from operations      30,974        8,795         24,885          18,071      (26,393)       56,332
Depreciation and amortization      10,237        4,166          3,309           2,290          880        20,882

                                                               United
                                                                States        Canada        Mexico    Consolidated
1999                                                                              (thousands)
Net sales                                                     $978,049       $61,486      $151,144    $1,190,679
Property, plant and equipment, net                             182,533         5,406        23,376       211,315

1998
Net sales                                                   $1,023,186       $62,529       $70,203    $1,155,918
Property, plant and equipment, net                             190,122         4,998        24,517       219,637

1997
Net sales                                                     $841,618       $58,005       $31,472      $931,095
Property, plant and equipment, net                             196,552         5,662        19,060       221,274

16.    PARTNERS' EQUITY (DEFICIT)

       Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through February 1998. As of December 31, 1999, the partnership interests of Foamex L.P. are a 2% managing general partnership interest held by FMXI and a 98% limited partnership interest held by Foamex International.

       Net cash distributions in connection with a tax sharing agreement for 1999, 1998 and 1997 were paid (received) as follows:

                                     1999                1998             1997
                                     ----                ----           ------
                                                      (thousands)
       FMXI                         $  (5)            $     6         $     80
       Foamex International           (12)                287            8,371
       Trace Foam                       -                   -               80
       FJPS                             -                   -              306
                                     ----                ----           ------

         Total                       $(17)               $293           $8,837
                                     ====                ====           ======

Accumulated Other Comprehensive Loss

       The accumulated other comprehensive income (loss) consists of the following:

                                                                December 31,        December 31,      December 28,
                                                                    1999               1998              1997
                                                                                    (thousands)
       Foreign currency translation adjustment                    $(6,011)           $(10,965)        $ (4,367)
       Minimum pension liability                                   (2,912)            (15,243)          (3,718)
                                                                 --------           ---------        ---------
                                                                  $(8,923)           $(26,208)        $ (8,085)
                                                                  =======            ========         ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.    RELATED PARTY TRANSACTIONS AND BALANCES

       Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Supply Agreements

       In connection with the GFI Transaction (see Note 12), Foamex L.P. and General Felt entered into a supply agreement that was subsequently assigned to Foamex Carpet (the "Supply Agreement"). Pursuant to the Supply Agreement, Foamex L.P. will, at the option of Foamex Carpet, supply finished carpet cushion products to Foamex Carpet at the lower of: (i) cost, as defined, plus 4.7% or
(ii) fair market value, as defined. Foamex L.P. will also supply various raw materials used in the manufacture of carpet cushion products to Foamex Carpet at the lower of cost, as defined, or fair market value, as defined. During 1999 and 1998, Foamex L.P. had sales of approximately $187.7 million and $185.5 million, respectively, to Foamex Carpet under the Supply Agreement. In addition, pursuant to the Supply Agreement, Foamex Carpet will, at the option of Foamex L.P., supply various finished products to Foamex L.P. at the lower of: (i) cost, as defined, plus 15.0% or (ii) fair market value, as defined. Foamex Carpet will also supply various raw materials to Foamex L.P. at the lower of cost, as defined or fair market value, as defined. During 1999 and 1998, Foamex L.P. had purchases of approximately $9.9 million and $1.3 million, respectively, from Foamex Carpet under the Supply Agreement. The initial term of the Supply Agreement is until December 31, 2004 at which time the Supply Agreement will continue year to year unless notice of termination is given by either party or unless terminated earlier due to an event of default, as defined.

       Foamex L.P. had a supply agreement (the "Foamex International Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International would purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Foamex International Supply Agreement were no less favorable than those, which Foamex L.P. could have obtained from an unaffiliated third party. The Foamex International Supply Agreement was terminated in April 1998. During 1998 and 1997, Foamex L.P. purchased approximately $12.6 million and $138.6 million, respectively, of raw materials under the Foamex International Supply Agreement.

Administrative Services Agreement

       Also, in connection with the GFI Transaction, Foamex L.P. and General Felt entered into an administrative services agreement that was subsequently assigned to Foamex Carpet (the "Services Agreement"). Pursuant to the Services Agreement, Foamex L.P. will provide Foamex Carpet administrative and management services, as defined, at cost plus out-of-pocket expenses. During 1999 and 1998, Foamex L.P. invoiced approximately $0.5 million and $1.8 million, respectively, of services to Foamex Carpet under the Services Agreement. The Services Agreement can be terminated by either party by giving at least 30 days written notice prior to the end of a calendar year. As of December 31, 1999 and 1998, Foamex L.P. had net receivables due from Foamex Carpet of approximately $16.4 million and $16.8 million, respectively, associated with the Supply Agreement and Services Agreement.

Partners Distribution

       In 1999, Foamex L.P. distributed $17.3 million in cash pro rata to its partners. During 1998, in connection with the GFI Transaction, Foamex L.P. made a $20.0 million distribution to Foamex International (see Note 12).

       In connection with the 1997 Refinancing Plan, Foamex L.P. purchased approximately $116.7 million of aggregate principal amount of certain debentures of Foamex-JPS Automotive L.P. ("FJPS") for approximately $105.8 million including transaction costs of approximately $0.8 million. Foamex L.P. subsequently distributed the debentures to FJPS and FMXI.

       During 1997, Foamex L.P. distributed its $56.2 million aggregate principal amount note, as amended, due 2006 (the "FJPS Note") from FJPS with an accreted value as of June 12, 1997 of $35.6 million to FJPS and FMXI. The accretion of the original issue discount of $2.4 million for the period from December 30, 1996 to June 12, 1997

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    RELATED PARTY TRANSACTIONS AND BALANCES (continued)

was reflected as a direct increase in the FJPS Note and partners' capital account, and thereby excluded from the consolidated statements of operations.

       In connection with the 1997 Refinancing Plan, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam Company, Inc. ("Trace Foam"), a wholly owned subsidiary of Trace, as a result of Foamex L.P.'s distribution to FJPS and FMXI of the Discount Debentures, the FJPS Note and the $2.0 million aggregate principal amount promissory note due from Foamex International.

       In December 1995, Foamex L.P. entered into a $2.0 million promissory note with Foamex International. The note bears interest at a rate per annum equal to six months LIBOR plus 4.0% and is payable semiannually in June and December. The note was distributed to FJPS and FMXI on June 12, 1997.

Foamex International Notes

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

       On October 20, 1999, Foamex L.P. and Foamex International entered into a revolving note that allows Foamex International to borrow up to approximately $2.5 million through October 20, 2004. The revolving note bears interest at a rate equal to three-month LIBOR plus 2.5%, per annum, and is payable upon demand, or if no demand is made, then on October 20, 2004.

       At December 31, 1999, Foamex L.P. had a receivable of approximately $0.7 million relating to the revolving note. The receivable is classified as a reduction of partners' capital (deficit).

Trace Promissory Notes

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

       Note 3 includes disclosures regarding 1999 activity concerning Trace promissory notes payable to Foamex L.P. The Trace notes are included in the other component of stockholders' deficit, which is consistent with the recognition in prior years. Based on Trace's financial position discussed in
Note 1, Trace may not be able to pay the aggregate amount of $9.2 million.

Trace Accounts Receivables

       At year-end 1999 and 1998, operating accounts receivables from Trace were approximately $2.7 million and $2.4 million, respectively. During 1998, an allowance of $2.4 million was recorded as a restructuring and other charges (credits) due to the financial difficulties of Trace. Foamex L.P. established an allowance of $0.3 million during 1999 for additional operating accounts receivable from Trace. The allowance was recorded as a restructuring and other charges (credit).

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    RELATED PARTY TRANSACTIONS AND BALANCES (continued

Trace Foam Distribution

       In connection with the 1997 Refinancing Plan, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam as a result of Foamex L.P.'s distribution to FJPS and FMXI of the FJPS debentures, a note with a principal amount of approximately $56.2 million (net of approximately $20.6 million of original issue discount) due from FJPS and a promissory note in the aggregate principal amount of $2.0 million due from Foamex International. The distribution to Trace Foam reduced partners' equity (deficit) of Foamex L.P.

Trace Management Agreement

       Foamex L.P. had a management service agreement with Trace Foam pursuant to which Trace Foam provided general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. During June 1997, the management services agreement was amended to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred. An amendment to the Foamex L.P. Credit Facility on June 30, 1999 no longer permits Foamex L.P. to pay the management fee. On July 29, 1999, Foamex L.P. submitted formal notice of the termination of the management agreement.

Tax Distribution

       On December 11, 1996, Foamex L.P. entered into a tax distribution advance agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. On December 23, 1999, Foamex International repaid the $13.6 million of advances, plus accrued interest, with proceeds received from a $17.3 million distribution from Foamex L.P., discussed above.

Trace New York Sublease

       Prior to September 30, 1999, Foamex L.P. subleased to Trace approximately 5,900 square feet of general, executive and administrative office space in New York, New York. The terms of the lease were substantially the same terms as Foamex L.P. leased such space from a third party lessor. Foamex L.P. has closed its New York office and subleased the premises to a third party at an amount in excess of its lease commitment.

Foamex/GFI  Note

       In connection with the GFI Transaction (see Note 12) Foamex L.P. entered into the Foamex/GFI Note with General Felt that was subsequently retained by Foam Funding LLC. During 1999 and 1998, Foamex L.P. paid approximately $2.1 million and $1.7 million, respectively, of interest on the note payable to Foam Funding LLC.

Other

       The general director of Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which is Foamex L.P.'s operating subsidiary in Mexico has a 5% stock interest in Foamex de Mexico.

       Foamex L.P. chartered an aircraft, which was owned by a wholly owned subsidiary of Foamex International and incurred costs of approximately $0.1 million, $0.9 million and $1.2 million in 1999, 1998 and 1997, respectively. Foamex International sold this aircraft on March 31, 1999. The sale of the aircraft triggered an obligation to Trace of approximately $0.6 million. The obligation was offset against Trace's two promissory notes payable to Foamex L.P. The Trace notes are included in partners' deficit, which is consistent with the recognition in prior years.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    RELATED PARTY TRANSACTIONS AND BALANCES (continued)

       During 1999, certain employees of Foamex L.P. were also employed by Trace. Foamex L.P. paid a portion of the total compensation of such employees based on the amount of time devoted to Foamex L.P.'s matters by such employees in the aggregate. All such dual employment relationships have been terminated. Such payments totaled $1.8 million, $2.2 million and $2.5 million in 1999, 1998 and 1997, respectively.

       Foamex L.P. made charitable contributions to the Trace International Holdings, Inc. Foundation of approximately $0.2 million in each of 1998 and 1997.

       Foamex L.P., Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and is a current shareholder of Foamex International, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFSM manufacturing process. During 1997, Foamex L.P. purchased approximately $1.9 million of scrap material from Recticel under various agreements, the latest of which expired in March 1998.

18.    BUYOUT PROPOSALS

       On August 5, 1999, Foamex International announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of Foamex International's outstanding common stock (the "Sorgenti Transaction"). Under the terms of the letter of intent, if Foamex International entered into a business combination with another party, the Purchasers would be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions, including the willingness of the Purchasers to enter into a definitive merger agreement providing for a price of at least $11.50 per share prior to the expiration of the letter of intent. The proposed transaction was subject to a number of conditions, including the negotiation of definitive documents regarding certain conditions relating to the bank credit facilities and the public debt of Foamex International's subsidiaries. Additional issues considered included minimum shareholder acceptance, change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if Foamex International entered into a business combination providing a more favorable transaction. On December 15, 1999, Foamex International announced that the letter of intent with the Purchasers, which had been extended, expired by its terms. The Purchasers had submitted a revised bid at a price and on terms that were less favorable than those contained in the letter of intent and the Negotiating Committee of Foamex International's Board of Directors rejected the revised bid.

       On February 9, 2000, Foamex International announced that it is in discussions with respect to a proposal for the acquisition of all of Foamex International's outstanding common stock for cash. Foamex International stated that the proposal is subject to a number of conditions, including the buyer's ongoing due diligence and the execution of definitive agreements. If the proposal from the new group leads to a transaction, it is anticipated that John
G. Johnson, Jr., Foamex International's President and Chief Executive Officer, as well as other members of current management, would participate in the management of Foamex International following such a transaction. Foamex International agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in Foamex International's Annual Report on Form 10-K to the prospective buyer. Foamex International expects such delivery to be the same day as the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission.

       In 1998, Foamex International received an unsolicited buyout proposal from Trace, Foamex International's principal stockholder. Foamex International entered into two merger agreements, which were subsequently terminated by Trace.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.    COMMITMENTS AND CONTINGENCIES

Operating Leases

       Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of Foamex L.P.'s various restructuring/consolidation plans) required under operating leases at December 31, 1999 are:

                                               Operating
                                                 Leases
                                               ----------
                                               (thousands)
       2000                                      $13,443
       2001                                       11,487
       2002                                       10,016
       2003                                        8,030
       2004                                        5,044
       Thereafter                                 13,233
                                                --------
       Total                                     $61,253
                                                 =======

       Rental expense charged to operations under operating leases approximated $15.4 million, $17.7 million and $10.1 million for 1999, 1998 and 1997, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Litigation - Foamex International Shareholders

       During 1999, Foamex International received several communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and Foamex International, which previously had been disclosed in Foamex International's periodic filings. On June 14, 1999, Foamex International received a draft complaint from counsel of certain stockholders naming Foamex International and certain current and former directors, which included allegations similar to those in the Second Amended Complaint, as defined below. Foamex International was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999, two stockholders filed an action on behalf of an alleged class of Foamex International's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names Foamex International, Mr. Marshall S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. John G. Johnson, Jr. and Mr. John Tunney as defendants. The Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of Foamex International by Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC.

       The Watchung Complaint alleges that the Sorgenti Transaction's buy-out price of $11.50 per outstanding share is inadequate and fails to take into consideration claims Foamex International allegedly has as a result of the supposed wrongful diversions of company assets in Foamex International's dealings with Trace and its affiliates. The Watchung Complaint also alleges that the directors breached their fiduciary duties by agreeing to the proposed Sorgenti Transaction without conducting an auction or active market check. The suit alleges that the board placed Mr. Cogan's interest ahead of those of Foamex International's stockholders, and alleges that a critical condition of the Sorgenti Transaction is a consulting agreement for Mr. Cogan. The Watchung suit seeks to enjoin the Sorgenti Transaction, seeks rescission or damages if the Sorgenti Transaction is consummated, and seeks an accounting from the directors for plaintiffs alleged losses. The Sorgenti Transaction was not consummated. Defendants have moved to consolidate this action with In re Foamex International Inc. Shareholders Litigation, discussed below, and to dismiss the complaint. Plaintiffs have agreed to consolidate.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   COMMITMENTS AND CONTINGENCIES (continued)

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004, was filed in the United States District court for the Southern District of New York naming as defendants Foamex International, Trace and certain officers and directors of Foamex International on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated
Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated, and the Consolidated Amended Class Action Complaint, setting forth all allegations of the two earlier complaints, was filed on December 6, 1999. The defendants filed motions to dismiss the consolidated complaint on February 4, 2000. No discovery has taken place to date.

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

       The parties to the Shareholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Shareholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Shareholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for all of Foamex International's outstanding common stock not owned by Trace and its subsidiaries (the "Public Shares") to be converted into the right to receive $18.75 in cash, without interest.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of Foamex International unaffiliated with Trace and its subsidiaries (the "Public Shareholders"), the dismissal of the Shareholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, Foamex International and the individual defendants in the Shareholder Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing for October 27, 1998 to consider whether the settlement should be approved (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, Foamex International agreed to pay the cost, if any, of sending notice of the settlement to the Public Shareholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Shareholder Litigation requested that the Court cancel the Settlement Hearing in light of

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    COMMITMENTS AND CONTINGENCIES (continued)

the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of Foamex International's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and Foamex International issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

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

       On August 26, 1999, the plaintiffs in the Shareholder Litigation moved for leave to file a Third Amended and Supplemental Class Action and Derivative Complaint (the "Third Amended Complaint"). The Third Amended Complaint was filed on October 27, 1999. The Third Amended Complaint alleges both class claims and derivative claims, and names Foamex International, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay and Mr. John G. Johnson, Jr. as defendants.

       The Third Amended Complaint alleges that the individual defendants breached their duties to Foamex International's Public Shareholders by agreeing to the Sorgenti Transaction at an inadequate price that fails to take into consideration Foamex International's allegedly valuable claims arising out of purported diversions of money from Foamex International to Trace, and by failing to maximize shareholder value in a sale of Foamex International and instead agreeing to a deal with a buyer who is willing to enter into a consulting deal with Mr. Cogan to get his and the board's approval. The Third Amended Complaint purports to assert a derivative claim for waste and breach of fiduciary duty against Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Tunney, Mr. Davignon, Mr. Gutfreund, and Mr. Hay. The Third Amended Complaint seeks the appointment of a receiver for Foamex International, alleging that the directors have mismanaged Foamex International. The Third Amended Complaint also alleges that Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Davignon, Mr. Tunney, Mr. Gutfreund, and Mr. Hay breached their fiduciary duties by failing to enforce Foamex International's rights under the First Merger Agreement.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    COMMITMENTS AND CONTINGENCIES (continued)

       The Third Amended Complaint seeks: a declaration that the individual defendants have breached their fiduciary duties; damages; the imposition of a constructive trust on profits and benefits Mr. Cogan, Trace, and the other individual defendants allegedly received as a result of the alleged wrongdoing; an injunction against the Sorgenti Transaction under its present terms; rescission and damages if the deal is consummated; and the appointment of a receiver for Foamex International. Defendants have moved to consolidate this action with Watchung Road Associates, L.P., et ano v. Foamex International Inc., et al., discussed above, and to dismiss the complaint. Plaintiffs have agreed to consolidation and opposed the motion to dismiss.

       The defendants intend to vigorously defend these litigations, which if adversely determined, could have a material adverse effect on the financial position, results of operations and cash flows of Foamex International and Foamex L.P.

Litigation - Breast Implants

       As of February 24, 2000, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 3,857 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Foamex L.P., and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   COMMITMENTS AND CONTINGENCIES (continued)

Environmental

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 1999, Foamex L.P. had accruals of approximately $3.5 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. believes that the use of alternative technologies, including VPFSM, which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at two facilities and soil contamination in excess of state standards at three other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. has accruals of $2.5 million for the estimated cost of completing remediation at these facilities. Foamex L.P. is in the process of addressing potential contamination at its Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be significant.

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

       Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to six sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case and in the aggregate, the liability of Foamex L.P. is not considered to be significant.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    COMMITMENTS AND CONTINGENCIES (continued)


       Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, Foamex L.P. believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be significant.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Foamex Capital Corporation
Wilmington, Delaware

In our opinion, the accompanying consolidated balance sheets present fairly, in all material respects, the financial position of Foamex Capital Corporation ("FCC") (a wholly owned subsidiary of Foamex L.P.) at December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. These balance sheets are the responsibility of FCC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United Sates which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming FCC will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, on July 21, 1999, Trace International Holdings, Inc. ("Trace"), a major stockholder of Foamex International Inc., filed a petition for relief under Chapter 11 of the Bankruptcy Code. On January 24, 2000, an order was signed converting the Trace case from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. The outcome of the Trace bankruptcy could result in the acceleration of substantially all of Foamex L.P.'s debt of which FCC is a joint obligor. This matter raises substantial doubt about FCC's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 10, 2000

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS


                                                                        December 31,     December 31,
                                                                           1999              1998
                                                                          ------            ------
        CASH                                                              $1,000            $1,000
                                                                          ======            ======

        COMMITMENTS AND CONTINGENCIES


        STOCKHOLDER'S EQUITY
           Common stock, par value $.01 per share;
               1,000 shares authorized, issued and outstanding            $   10            $   10
           Additional paid-in capital                                        990               990
                                                                          ------            ------
           Total Stockholder's Equity                                     $1,000            $1,000
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

2.     COMMITMENTS AND CONTINGENCIES

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International Inc.'s ("Foamex International") outstanding voting common stock at March 10, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. Credit Facility and the Foamex/GFI Note, pursuant to which approximately $411.8 million of debt was outstanding as of December 31, 1999, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting common stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures to which FCC is a joint obligor relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

       On July 21, 1999, Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows Trace's creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace. On November 22, 1999, the bankruptcy court allowed two creditors to take ownership of 11% and 6%, respectively, of Foamex International's common stock. Such an event did not constitute a "change of control" under the provisions of the debt agreements.

       Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings. However, Foamex L.P. would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that Foamex L.P. or its subsidiaries will be able to do so, or that Foamex L.P. will be able to obtain waivers of such provisions. Such circumstances raise substantial doubt about Foamex L.P.'s and FCC's ability to continue as a going concern. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

       FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

       9 7/8% Senior Subordinated Notes due 2007 ("9 7/8% Senior Subordinated Notes")

       The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and FCC (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS

2.     COMMITMENTS AND CONTINGENCIES (continued)

redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, the Issuers may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the 9 7/8% Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined.

       Upon the occurrence of a change of control, as defined, each holder will have the right to require the Issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control". The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below) and Foamex L.P.'s subordinated note payable.

       13 1/2% Senior Subordinated Notes due 2005, Series B ("13 1/2% Senior Subordinated Notes")

       The 13 1/2% Senior Subordinated Notes were issued by the Issuers and are due on August 15, 2005. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004.

       Upon the occurrence of a change of control, as defined, each holder will have the right to require the Issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon, if there is such a "change of control". The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above) and Foamex L.P.'s subordinated note payable.

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

                                                                     Schedule II
                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                                         Balance at   Charged to    Charged to                       Balance at
                                                        Beginning of   Costs and      other                           End of
                                                           Period      Expenses     Accounts           Deductions     Period
        YEAR ENDED DECEMBER 31, 1999
        Allowance for Uncollectible Accounts              $  6,349     $ 2,493      $     --            $  4,509     $ 4,333
                                                          ========     =======      ========            ========     =======

        Reserve for Discounts                             $    929     $    --      $  9,365  (1)       $  9,317     $   977
                                                          ========     =======      ========            ========     =======

        Deferred Income Tax Asset Valuation Allowance     $     --     $   711      $     --            $     --     $   711
                                                          ========     =======      ========            ========     =======


        YEAR ENDED DECEMBER 31, 1998
        Allowance for Uncollectible Accounts              $  6,844     $ 2,000      $   (762) (1)(2)    $  1,733     $ 6,349
                                                          ========     =======      ========            ========     =======

        Reserve for Discounts                             $  1,238     $    --      $  6,889  (1)       $  7,198     $   929
                                                          ========     =======      ========            ========     =======

        Deferred Income Tax Asset Valuation Allowance     $  9,097     $    --      $ (9,097) (4)       $     --     $    --
                                                          ========     =======      ========            ========     =======


        YEAR ENDED DECEMBER 28, 1997
        Allowance for Uncollectible Accounts              $  3,060     $ 2,295      $  2,898  (1)       $  1,409     $ 6,844
                                                          ========     =======      ========            ========     =======

        Reserve for Discounts                             $  3,268     $    --      $ 10,182  (1)       $ 12,212     $ 1,238
                                                          ========     =======      ========            ========     =======

        Deferred Income Tax Asset Valuation Allowance     $ 15,988     $(5,028)     $ (1,863) (3)       $     --     $ 9,097
                                                          ========     =======      ========            ========     =======

_________________________
(1)  Discounts and billing adjustments reflect a reduction in net sales.
(2)  Includes  $3.2  million  of  reserves   transferred  out  due  to  the  GFI
     Transaction.
(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred income tax assets of General Felt.
(4)  Represents valuation allowances transferred out due to the GFI Transaction.