Form 10-Q
period 2000-03-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2000-05-15
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                    05-0475617
           Delaware                                    22-3182164
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

1000 Columbia Avenue, Linwood, PA                        19061
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 10, 2000 was 1,000.

                                                    FOAMEX L.P.
                                            FOAMEX CAPITAL CORPORATION

                                                       INDEX
                                                                                                               Page

Part I.  Financial Information
         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) - Quarters Ended
                March 31, 2000 and March 31, 1999                                                                3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2000
                and December 31, 1999                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters Ended
                March 31, 2000 and March 31, 1999                                                                5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations.                                                                               15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   19

Part II. Other Information

          Item 1.  Legal Proceedings.                                                                           20

          Item 5.  Other Information.                                                                           20

          Item 6.  Exhibits and Reports on Form 8-K.                                                            20

Signatures                                                                                                      21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                            Quarters Ended
                                                      March 31,           March 31,
                                                        2000                 1999
                                                      ---------           ---------
                                                              (thousands)
NET SALES                                             $ 305,520           $ 299,877

COST OF GOODS SOLD                                      268,611             262,416
                                                      ---------           ---------

GROSS PROFIT                                             36,909              37,461

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                               14,648              14,333

RESTRUCTURING AND OTHER CHARGES                           2,821               3,357
                                                      ---------           ---------

INCOME FROM OPERATIONS                                   19,440              19,771

INTEREST AND DEBT ISSUANCE EXPENSE                       17,091              16,139

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                292                  --

OTHER EXPENSE, NET                                         (287)               (439)
                                                      ---------           ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                  2,354               3,193

PROVISION FOR INCOME TAXES                                  217                 585
                                                      ---------           ---------

NET INCOME                                            $   2,137           $   2,608
                                                      =========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                        March 31,     December 31,
ASSETS                                                                     2000           1999
CURRENT ASSETS                                                                 (thousands)
   Cash and cash equivalents                                            $   3,340      $   1,573
   Accounts receivable, net of allowances of $6,256 in 2000
     and $5,310 in 1999                                                   157,507        128,929
   Accounts receivable from related parties                                16,653         16,717
   Inventories                                                             90,767         93,812
   Other current assets                                                    17,560         21,541
                                                                        ---------      ---------
       Total current assets                                               285,827        262,572
                                                                        ---------      ---------

Property, plant and equipment                                             368,485        366,035
Less accumulated depreciation                                            (159,664)      (154,720)
                                                                        ---------      ---------
    NET PROPERTY, PLANT AND EQUIPMENT                                     208,821        211,315

COST IN EXCESS OF ASSETS ACQUIRED, net of
    accumulated amortization of $17,035 in 2000 and $15,804 in 1999       182,215        183,481

DEBT ISSUANCE COSTS, net of accumulated amortization
    of $6,481 in 2000 and $5,787 in 1999                                   13,729         14,423

OTHER ASSETS                                                               27,431         26,704
                                                                        ---------      ---------

TOTAL ASSETS                                                            $ 718,023      $ 698,495
                                                                        =========      =========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
   Short-term borrowings                                                $   2,226      $   1,627
   Current portion of long-term debt                                        7,747          7,866
   Accounts payable                                                       104,730         82,229
   Accrued employee compensation and benefits                              16,049         16,341
   Accrued interest                                                         7,639          9,457
   Accrued customer rebates                                                 6,780          9,652
   Other accrued liabilities                                               22,557         24,859
                                                                        ---------      ---------
       Total current liabilities                                          167,728        152,031

LONG-TERM DEBT                                                            681,539        646,544

LONG-TERM DEBT - RELATED PARTY                                                 --         34,000

OTHER LIABILITIES                                                          31,664         30,511
                                                                        ---------      ---------

       Total liabilities                                                  880,931        863,086
                                                                        ---------      ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
   General partner                                                       (141,134)      (143,271)
   Limited partner                                                             --             --
   Accumulated other comprehensive income (loss)                           (8,617)        (8,923)
   Notes and advances receivable from partner                              (3,936)        (3,176)
   Notes receivable from related party                                     (9,221)        (9,221)
                                                                        ---------      ---------
       Total partners' deficit                                           (162,908)      (164,591)
                                                                        ---------      ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                 $ 718,023      $ 698,495
                                                                        =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Quarters Ended
                                                                   March 31,     March 31,
                                                                     2000          1999
                                                                        (thousands)
OPERATING ACTIVITIES
   Net income                                                     $  2,137      $  2,608
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                   8,000         7,669
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain               79          (101)
     Other operating activities                                      1,067           (96)
     Changes in operating assets and liabilities, net               (4,112)          992
                                                                  --------      --------

         Net cash provided by operating activities                   7,171        11,072
                                                                  --------      --------

INVESTING ACTIVITIES
   Capital expenditures                                             (5,007)       (5,743)
   Repayments of notes from Foamex International                        --         2,490
   Revolving loan with Foamex International                           (760)           --
                                                                  --------      --------

         Net cash used for investing activities                     (5,767)       (3,253)
                                                                  --------      --------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                             599           536
   Net proceeds from (repayments of) revolving loans                36,708        (5,237)
   Repayments of long-term debt                                     (1,450)       (1,212)
   Repayment of long- term debt - related party                    (34,000)           --
   Debt issuance costs                                                  --        (1,154)
   Increase (decrease) in cash overdraft                            (1,494)          963
                                                                  --------      --------

         Net cash provided by (used for) financing activities          363        (6,104)
                                                                  --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,767         1,715

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                            1,573         3,192
                                                                  --------      --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                               $  3,340      $  4,907
                                                                  ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

       The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Foamex L.P. and subsidiaries' financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1999 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Foamex L.P. is a wholly owned subsidiary of Foamex International Inc. ("Foamex International").

Change in Control

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at May 10, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $413.8 million of debt was outstanding as of March 31, 2000, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

2.     BUYOUT PROPOSALS

       As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, Foamex International announced that it was in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. On April 5, 2000, Foamex International announced that discussions with the potential buyer were terminated with no agreement having been reached. Foamex International subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction and is discussing with JP Morgan the possibility of an additional engagement.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.     COMPREHENSIVE INCOME

       The components of comprehensive income are listed below.

                                                          Quarters Ended
                                                     March 31,       March 31,
                                                      2000            1999
                                                         (thousands)
       Net income                                     $2,137          $2,608
       Foreign currency translation adjustments          306             412
                                                    --------        --------
       Total comprehensive income                     $2,443          $3,020
                                                      ======          ======

4.     RESTRUCTURING AND OTHER CHARGES

       During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million for work force reduction costs that included 27 employees, including certain executives and employees impacted by the closure of certain operations related to increase the VPF(SM) capacity in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

       Foamex L.P. paid $1.3 million during the first quarter of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of March 31, 2000, the components of the net accrued restructuring and plant consolidation balance included, $8.2 million for plant closures and leases and $3.8 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $3.8 million of estimated proceeds for facility actively being marketed for sale. Substantially all employees impacted by the first quarter 2000 work force reduction will be terminated by the end of the second quarter 2000. Approximately $3.7 million is expected to be spent during the remainder of 2000.

5.     INVENTORIES

       The components of inventory are listed below.

                                            March 31,             December 31,
                                              2000                   1999
                                            --------               --------
                                                     (thousands)
       Raw materials and supplies            $58,156                $65,211
       Work-in-process                        11,465                 11,447
       Finished goods                         21,146                 17,154
                                            --------               --------
       Total                                 $90,767                $93,812
                                             =======                =======

6.     LONG-TERM DEBT

       The components of long-term debt are listed below.

                                                                         March 31,             December 31,
                                                                             2000                     1999
                                                                         -------------         -----------
       Foamex L.P. Credit Facility                                                  (thousands)
         Term Loan B (a) (d)                                              $  81,664              $  81,874
         Term Loan C (a) (d)                                                 74,240                 74,431
         Term Loan D (a) (d)                                                107,525                107,800
         Revolving credit facility (a) (b) (c) (d)                          150,394                113,685
       9 7/8% Senior subordinated notes due 2007                            150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $9,652 and $10,100 of unamortized debt premium)                    107,652                108,100
       Industrial revenue bonds                                               7,000                  7,000

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     LONG-TERM DEBT (continued)

                                                                         March 31,             December 31,
                                                                             2000                     1999
                                                                         -------------         -----------
                                                                                    (thousands)

       Subordinated note payable (net of unamortized
         debt discount of $164 and $232                                       4,512                  4,444
       Other                                                                  6,299                  7,076
                                                                         ----------            -----------
                                                                            689,286                654,410

       Less current portion                                                   7,747                  7,866
                                                                        -----------            -----------

       Long-term debt-unrelated parties                                    $681,539               $646,544
                                                                           ========               ========

       The components of related party long-term debt are listed below.

       Foamex/GFI Note (c)                                                 $      -              $  34,000
                                                                           ========               ========

     (a) Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds
          5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 1999, the calculated leverage ratio was 5.48 to 1.00. Consequently, the basis point adjustment was applicable for the calculation of interest in the first quarter of 2000. At March 31, 2000, the calculated leverage ratio was 5.51 to 1.00. Accordingly, an additional 25 basis point adjustment is applicable in the second quarter of 2000.

     (b) At March 31, 2000, the revolving credit facility commitment was $182.5 million, the weighted average interest rate was 9.95%, available borrowings totaled $19.6 million and letters of credit outstanding totaled $12.5 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003.

     (c) During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

     (d) As previously reported in the Annual Report on Form 10-K for 1999, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million. Subsequent to March 31, 2000, the payment was made as scheduled and was financed through borrowings under the Foamex L.P. revolving credit facility.

7.     SEGMENT RESULTS

       Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "other" column in the table below represents certain foreign manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.     SEGMENT RESULTS (continued)

       Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other       Total
                                                                   (thousands)
Quarter ended March 31, 2000
Net sales                            $128,558    $41,240         $97,311      $27,454     $10,957       $305,520
Income (loss) from operations          12,566     (4,388)          7,308        7,632      (3,678)        19,440
Depreciation and amortization           3,884      1,527           1,205          644         740          8,000

Quarter ended March 31, 1999
Net sales                            $139,379    $43,303         $88,771      $22,248      $6,176       $299,877
Income (loss) from operations          12,921       (371)          6,792        5,035      (4,606)        19,771
Depreciation and amortization           4,147      1,169           1,235          636         482          7,669

8. RELATED PARTY TRANSACTIONS AND BALANCES

       Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Foamex/GFI Note

       In the first quarter of 2000, Foamex L.P. paid $0.6 million of interest on the Foamex/GFI Note. In the first quarter of 1999, Foamex L.P. paid $0.5 million of interest on the Foamex/GFI Note. As discussed in Note 6, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000.

Other

       Foamex L.P. sold during the quarters ended March 31, 2000 and 1999, approximately $41.2 million and $43.3 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. In addition, Foamex L.P. provided and invoiced approximately $0.1 million and $0.6 million of administrative services to Foamex Carpet during the quarters ended March 31, 2000 and 1999, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Litigation - Foamex International Shareholders

       During 1999, Foamex International received several communications addressed to its Board of Directors from certain of Foamex International's stockholders regarding aspects of the relationship between Trace and Foamex International. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and Foamex International, which previously had been disclosed in Foamex International's periodic filings. On June 14, 1999, Foamex International received a draft complaint from counsel of certain stockholders naming Foamex International and certain current and former directors, which included allegations similar to those in the Second Amended Complaint, as defined below. Foamex International was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999, two stockholders filed an action on behalf of an alleged class of Foamex International's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names Foamex International, Mr. Marshall S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. John G. Johnson, Jr. and Mr. John Tunney as defendants. The Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of Foamex International by Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC ("Sorgenti Transaction").

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     COMMITMENTS AND CONTINGENCIES (continued)

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

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004, was filed in the United States District court for the Southern District of New York naming as defendants Foamex International, Trace and certain officers and directors of Foamex International on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated
Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated, and the Consolidated Amended Class Action Complaint setting forth the allegations of the two earlier complaints, was filed on December 6, 1999. The defendants filed motions to dismiss the consolidated complaint on February 4, 2000. No discovery has taken place to date.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.     COMMITMENTS AND CONTINGENCIES (continued)

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of Foamex International unaffiliated with Trace and its subsidiaries (the "Public Shareholders"), the dismissal of the Shareholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, Foamex International and the individual defendants in the Shareholder Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing for October 27, 1998 to consider whether the settlement should be approved (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, Foamex International agreed to pay the cost, if any, of sending notice of the settlement to the Public Shareholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Shareholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of Foamex International's common stock at a price of $18.75 per share, which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and Foamex International issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     COMMITMENTS AND CONTINGENCIES (continued)

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

Litigation - Breast Implants

       As of May 12, 2000, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 3,871 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

9. COMMITMENTS AND CONTINGENCIES (continued)

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

Environmental

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 31, 2000, Foamex L.P. had accruals of approximately $3.5 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. does not believe implementation of the regulation will require it to make material expenditures due to Foamex L.P.'s use of alternative technologies, which do not utilize methylene chloride and its ability to shift current production to the facilities, which use these alternative technologies. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       Foamex L.P. has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at two other facilities. Foamex L.P. has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. Foamex L.P. has accruals of $2.5 million for the estimated cost of completing remediation at these facilities. Foamex L.P. is in the process of addressing potential contamination at its Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be material.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.     COMMITMENTS AND CONTINGENCIES (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Control

       Trace is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at May 10, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $413.8 million of debt was outstanding as of March 31, 2000, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

Buyout Proposals

       As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, Foamex International announced that it was in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. On April 5, 2000, Foamex International announced that discussions with the potential buyer were terminated with no agreement having been reached. Foamex International subsequently terminated the engagement of J.P. Morgan, which acted as financial advisor in connection with such transaction and is discussing with JP Morgan the possibility of an additional engagement.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                                                       (thousands)
Quarter ended March 31, 2000
Net sales                              $128,558    $41,240      $97,311        $27,454     $10,957      $305,520
Income (loss) from operations            12,566     (4,388)       7,308          7,632      (3,678)       19,440
Depreciation and amortization             3,884      1,527        1,205            644         740         8,000
Income (loss) from operations
   as a percentage of net sales          9.8%     (10.6%)        7.5%           27.8%     n.m.*             6.4%



ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF THE  FINANCIAL  CONDITION AND
         RESULTS OF OPERATIONS.

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                                                       (thousands)
Quarter ended March 31, 1999
Net sales                              $139,379    $43,303      $88,771        $22,248      $6,176      $299,877
Income (loss) from operations            12,921       (371)       6,792          5,035      (4,606)       19,771
Depreciation and amortization             4,147      1,169        1,235            636         482         7,669
Income (loss) from operations
   as a percentage of net sales          9.3%      (0.9%)        7.7%           22.6%     n.m.*             6.6%

* not meaningful

Income from Operations

       Net sales for the first quarter of 2000 increased 1.9% to $305.5 million from $299.9 million in the first quarter of 1999. The increase primarily reflected higher sales in the Automotive Products and Technical Products segments and higher sales from certain of Foamex L.P.'s foreign operations reported in the "Other" segment. Sales declines were recorded in the Foam Products and Carpet Cushion Products segments.

       Income from operations decreased 1.7% to $19.4 million in the first quarter of 2000 from $19.8 million in the first quarter of 1999. First quarter results included $2.8 million of restructuring and other charges in 2000 and $3.4 million in 1999. Restructuring and other charges for the first quarter of 2000 are discussed further under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $22.3 million for the first quarter of 2000 and $23.1 million in the first quarter of 1999. On this basis, income from operations represented 7.3% of net sales in 2000 compared to 7.7% of net sales in 1999. The favorable impact of cost savings initiatives implemented during 1999 was essentially offset by higher raw material costs, increases to the allowance for uncollectible accounts receivables and higher incentive compensation accruals. Higher raw material costs reduced gross profit margins compared to the first quarter of 1999 as the impact of higher oil costs began to filter through the domestic economy. In response to the impact of higher oil costs, selling price increases in certain product lines have been announced during the second quarter of 2000.

Foam Products

       Foam Products net sales for the first quarter of 2000 decreased 7.8% to $128.6 million from $139.4 million in the first quarter of 1999. Lower sales primarily reflected a volume decline in the consumer products market. The sales decline translated in to a 2.7% decline in income from operations, from $12.9 million in the first quarter of 1999 to $12.6 million in the first quarter of 2000. Income from operations was 9.8% of net sales in 2000, up from 9.3% in 1999. The improvement largely reflected operating efficiencies, partially offset by higher raw material costs.

Carpet Cushion Products

       Carpet Cushion Products net sales for the first quarter of 2000 decreased 4.8% to $41.2 million from $43.3 million in the first quarter of 1999. Competitive pressures continued in the first quarter of 2000, which resulted in lower sales volumes. As a result, a loss from operations of $4.4 million was recorded in the first quarter of 2000 compared to a loss of $0.4 million in the first quarter of 1999. Improved results in Carpet Cushion Products will depend on increased sales volume anticipated during the seasonally stronger second and third quarters combined with operating efficiencies.

Automotive Products

       Automotive Products net sales for the first quarter of 2000 increased 9.6% to $97.3 million from $88.8 million in the first quarter of 1999. The strong automotive market continues to fuel sales gains for lamination products. Income from operations increased 7.6% to $7.3 million in the first quarter of 2000 from $6.8 million in the first quarter of 1999. Income from operations represented 7.5% of net sales in 2000 and 7.7% in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Technical Products

       Technical Products net sales for the first quarter of 2000 increased 23.4% to $27.5 million from $22.2 million in the first quarter of 1999. Income from operations increased 51.6% to $7.6 million in the first quarter of 2000 from $5.0 million in the first quarter of 1999. Income from operations represented 27.8% of net sales in 2000, up from 22.6% in 1999. The improvement was primarily driven by favorable market conditions that resulted in sales volume growth, a higher-margin product mix and improved operating efficiencies.

Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. The loss from operations of $3.7 million in the first quarter of 2000 was primarily associated with the $2.8 million of restructuring and other charges discussed below. The loss from operations in the first quarter of 1999 included $3.4 million of restructuring and other charges.

       During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million for work force reduction costs that included 27 employees, including operations related to increase the VPF(SM) capacity in North Carolina executives and employees impacted by the closure of certain operations related to increase the VPF (SM) capacity in North Carolina. Additionally, facility closure cost totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

       Foamex L.P. paid $1.3 million during the first quarter of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of March 31, 2000, the components of the net accrued restructuring and plant consolidation balance included, $8.2 million for plant closures and leases and $3.8 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $3.8 million of estimated proceeds for facilities actively being marketed for sale.
Substantially all employees impacted by the first quarter 2000 work force reduction will be terminated by the end of the second quarter 2000. Approximately $3.7 million is expected to spent during the remainder of 2000.

Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $17.1 million in the first quarter of 2000, which represented a 5.9% increase from the first quarter 1999 expense of $16.1 million. The benefit of lower average debt levels was offset by higher effective interest rates and increased amortization expense related to additional debt issuance costs that were incurred primarily during the first half of 1999. Higher effective interest rates reflect market conditions as well as the impact of certain provisions of the Foamex L.P. credit facility that resulted in a 25 basis point increase for the first quarter of 2000, as discussed in Note 6 to the condensed consolidated financial statements.

Income from Equity Interest in Joint Venture

       Income from an equity interest in an Asian joint venture totaled $0.3 million for the first quarter of 2000.

Other Income (Expense), Net

       Other net expense recorded for the first quarter of 2000 totaled $0.3 million compared to $0.4 million in the first quarter of 1999.

Income Tax Expense

       Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Net Income

       Net income for the first quarter of 2000 was down 18.1% to $2.1 million compared to $2.6 million in the first quarter of 1999.

Liquidity and Capital Resources

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. All principal and interest payments were made as scheduled in the first quarter of 2000. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements; therefore, Foamex International is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Cash and cash equivalents totaled $3.3 million at the end of the first quarter of 2000 compared to $1.6 million at the end of 1999. Working capital at the end of the first quarter of 2000 was $118.1 million and the current ratio was 1.7 to 1 compared to working capital at the end of 1999 of $110.5 million and a current ratio of 1.7 to 1. Significant changes to the components of working capital included an increase of $28.6 million in accounts receivable that was partially offset by a $22.5 million increase in accounts payable.

       Total debt at the end of the first quarter of 2000 was $691.5 million, up $1.5 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

       As of March 31, 2000, there were $150.4 million of revolving credit borrowings, at a weighted average interest rate of 9.95%, under the Foamex L.P. credit facility with $19.6 million available for additional borrowings and approximately $12.5 million of letters of credit outstanding. Borrowings by Foamex Canada Inc. ("Foamex Canada") as of March 31, 2000 were approximately $2.2 million, at an interest rate of 7.75%, under Foamex Canada's revolving credit agreement with unused availability of approximately $3.3 million. As of March 31, 2000, Foamex L.P. was in compliance with their respective financial covenants.

       Cash Flow from Operating Activities

       Cash provided by operating activities was $7.2 million for the first quarter of 2000 compared to cash provided of $11.1 million in the first quarter of 1999. Lower cash provided by operating activities was attributed to requirements for operating assets and liabilities.

       Cash Flow from Investing Activities

       Cash used for investing activities of $5.8 million for the first quarter of 2000 included $5.0 million of capital expenditures and $0.8 million of revolving loan payments to Foamex International. In the first quarter of 1999, net investing activity required $3.3 million with capital expenditures of $5.7 million partially offset by the proceeds from the repayment of notes receivable from Foamex International. Foamex L.P. expects capital expenditures for 2000 to be in excess of $30.0 million primarily as a result of the construction of two new VPFSM machines. In addition, Foamex L.P. is continuing to explore the possible implementation of a new ERP software system

       Cash Flow from Financing Activities

       Cash provided by financing activities was $0.4 million for the first quarter of 2000 compared to cash used of $6.1 million in the first quarter of 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000 with borrowings under the Foamex L.P. revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Environmental Matters

       Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of March 31, 2000 was $3.5 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in Note 9 to Foamex L.P.'s condensed consolidated financial statements for the quarter ended March 31, 2000, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Market Risk

       Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 31, 2000, indebtedness with variable interest rates totaled $428.9 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.3 million.

Forward-Looking Statements

       This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information.

Item 1.    Legal Proceedings.

           Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 1999.

           The information from Note 9 of the condensed consolidated financial statements of Foamex L.P. as of March 31, 2000 (unaudited) is incorporated herein by reference.

Item 5.    Other Information.

           On April 10, 2000, John Televantos was named Chief Operating Officer of Foamex International and was elected to the Board of Directors of Foamex International. Mr. Televantos retained his responsibilities as President, Foam Business Group.

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits

              4.10.15 (a) - Amendment No. 2 dated February 18, 2000 to the Foamex L.P. Credit Agreement as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia as Administrative Agents.

              27         - Financial Data Schedule for the quarter ended
                           March 31, 2000.

         (b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended March 31, 2000:

              A report, dated February 9, 2000, was filed for Item 5. Other Events, concerning preliminary merger discussions.

              Subsequent to the end of the first quarter of 2000, a report dated April 5, 2000, was filed for Item 5. Other Events, concerning the termination of discussion involving a proposed buyout.

(a) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarter ended March 31, 2000.

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


                                      FOAMEX L.P.
                                      By: FMXI, Inc.
                                          General Partner


Date:  May 12, 2000                   By:  /s/ George L. Karpinski
                                           George L. Karpinski
                                           Vice President


                                      FOAMEX CAPITAL CORPORATION


Date:  May 12, 2000                   By:  /s/ George L. Karpinski
                                           George L. Karpinski
                                           Vice President