Form 10-Q
period 2000-06-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2000-08-10
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Delaware                                             05-0475617
       Delaware                                             22-3182164
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

1000 Columbia Avenue
Linwood, PA                                                    19061
-------------------------------                         -------------------
(Address of principal                                        (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
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
YES  X   NO
   -----   -----

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 8, 2000 was 1,000.



                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                                                  Page

Part I.  Financial Information
      Item 1.  Financial Statements.

         Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
           Year to Date Periods Ended June 30, 2000 and 1999                                        3

         Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2000
           and December 31, 1999                                                                    4

         Condensed  Consolidated  Statements of Cash Flows  (unaudited) - Year to Date
           Periods Ended June 30, 2000 and 1999                                                     5

         Notes to Condensed Consolidated Financial Statements (unaudited)                           6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                   15

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                         23

Part II. Other Information

      Item 1.  Legal Proceedings.                                                                  24

      Item 6.  Exhibits and Reports on Form 8-K.                                                   24

Signatures                                                                                         25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                         FOAMEX L.P. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                       Quarterly Periods Ended       Year to Date Periods Ended
                                                       June 30,       June 30,       June 30,          June 30,
                                                         2000           1999           2000              1999
                                                       --------       --------       --------          --------
                                                                             (thousands)

NET SALES                                              $297,688       $292,229        $603,208         $592,106

COST OF GOODS SOLD                                      257,654        253,819         526,265          516,235
                                                       --------       --------        --------         --------

GROSS PROFIT                                             40,034         38,410          76,943           75,871

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                               13,715         13,653          28,363           27,986

RESTRUCTURING AND OTHER CHARGES                               -          3,617           2,821            6,974
                                                       --------       --------        --------         --------

INCOME FROM OPERATIONS                                   26,319         21,140          45,759           40,911

INTEREST AND DEBT ISSUANCE EXPENSE                       17,257         16,132          34,348           32,271

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURE                                            440              -             732                -

OTHER INCOME (EXPENSE), NET                                (151)           244            (438)            (195)
                                                       --------       --------        --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES                  9,351          5,252          11,705            8,445

PROVISION FOR INCOME TAXES                                1,473            445           1,690            1,030
                                                       --------       --------        --------         --------

NET INCOME                                             $  7,878       $  4,807        $ 10,015         $  7,415
                                                       ========       ========        ========         ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                      June 30,           December 31,
ASSETS                                                                  2000                 1999
                                                                      --------           ------------
CURRENT ASSETS                                                                 (thousands)
  Cash and cash equivalents                                           $  1,470              $  1,573
  Accounts receivable, net of allowances of $6,190 in 2000
   and $5,310 in 1999                                                  151,795               128,929
  Accounts receivable from related parties                              15,080                16,717
  Inventories                                                           91,536                93,812
  Other current assets                                                  19,092                21,541
                                                                      --------              --------
     Total current assets                                              278,973               262,572
                                                                      --------              --------

Property, plant and equipment                                          371,387               366,035
Less accumulated depreciation                                         (164,716)             (154,720)
                                                                      --------              --------
   NET PROPERTY, PLANT AND EQUIPMENT                                   206,671               211,315

COST IN EXCESS OF ASSETS ACQUIRED, net of
   accumulated amortization of $18,235 in 2000 and $15,804 in 1999     180,847               183,481

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $7,174 in 2000 and $5,787 in 1999                                 13,036                14,423

OTHER ASSETS                                                            22,788                26,704
                                                                      --------              --------

TOTAL ASSETS                                                          $702,315              $698,495
                                                                      ========              ========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
  Short-term borrowings                                               $  2,494              $  1,627
  Current portion of long-term debt                                      7,705                 7,866
  Accounts payable                                                      95,323                82,229
  Accrued employee compensation and benefits                            16,110                16,341
  Accrued interest                                                       8,727                 9,457
  Accrued customer rebates                                               7,850                 9,652
  Other accrued liabilities                                             22,925                24,859
                                                                      --------              --------
     Total current liabilities                                         161,134               152,031

LONG-TERM DEBT                                                         667,589               646,544

LONG-TERM DEBT - RELATED PARTY                                               -                34,000

OTHER LIABILITIES                                                       29,760                30,511
                                                                      --------              --------

     Total liabilities                                                 858,483               863,086
                                                                      --------              --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
  General partner                                                     (133,448)             (143,271)
  Limited partner                                                            -                     -
  Accumulated other comprehensive income (loss)                         (9,088)               (8,923)
  Notes and advances receivable from partner                            (4,411)               (3,176)
  Notes receivable from related party                                   (9,221)               (9,221)
                                                                      --------              --------
     Total partners' deficit                                          (156,168)             (164,591)
                                                                      --------              --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                               $702,315              $698,495
                                                                      ========              ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Year to Date Periods Ended
                                                                       June 30,          June 30,
                                                                         2000              1999
                                                                       --------          --------
                                                                               (thousands)
OPERATING ACTIVITIES
  Net income                                                           $ 10,015          $ 7,415
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                         15,845           15,082
   Amortization of debt issuance costs, debt discount,
     debt premium and deferred swap adjustment and gain                     134              (34)
   Asset writedowns and other charges                                       626            2,073
   Other operating activities                                             1,568            6,186
   Changes in operating assets and liabilities, net                      (8,035)             588
                                                                       --------          -------

      Net cash provided by operating activities                          20,153           31,310
                                                                       --------          -------

INVESTING ACTIVITIES
  Capital expenditures                                                  (10,300)         (10,482)
  Proceeds from sale of assets                                            3,571                -
  Repayment of note from Foamex International                                 -            2,490
  Revolving loan with Foamex International                               (1,235)               -
  Other investing activities                                               (445)             574
                                                                       --------          -------

      Net cash used for investing activities                             (8,409)          (7,418)
                                                                       --------          -------

FINANCING ACTIVITIES
  Net proceeds from short-term borrowings                                   867            1,743
  Net proceeds from (repayments of) revolving loans                      40,160           (8,969)
  Repayments of long-term debt                                          (18,493)          (5,385)
  Repayment of long-term debt - related party                           (34,000)               -
  Debt issuance costs                                                         -           (3,455)
  Decrease in cash overdrafts                                              (381)          (7,300)
  Other financing activities                                                  -             (661)
                                                                       --------          -------

      Net cash used for financing activities                            (11,847)         (24,027)
                                                                       --------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (103)            (135)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                  1,573            3,192
                                                                       --------          -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                     $  1,470          $ 3,057
                                                                       ========          =======


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

Change in Control

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at July 31, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $403.3 million of principal was outstanding as of June 30, 2000, provides that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, Foamex International announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International's common stock; but, only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on Foamex International's common stock, rank senior to any future preferred stock issued by Foamex International and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

     These transactions are conditioned upon a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy being approved by the bankruptcy court. Upon completion of these transactions, Trace will no longer own any shares of Foamex International's common stock.

     Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings particularly in light of the Exchange Agreement. However, if the transactions contemplated by the Exchange Agreement are not consummated, Foamex L.P. would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that Foamex L.P. will be able to do so, or that Foamex L.P. will be able to obtain waivers of such provisions. Such circumstances would raise substantial doubt about Foamex L.P.'s ability to continue as a going concern if the transactions contemplated by the Exchange Agreement are not consummated. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     As previously reported, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for all quarters of all fiscal years beginning after June 15, 2000, which is the first calendar quarter of 2001 for the Company. The Company continues to evaluate the impact that the adoption of these SFAS's will have on its results of operations or financial position.

Future Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 will be effective (as amended by SAB No. 101B) in the fourth quarter of 2000 for Foamex L.P. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including the criteria that need to be met. Foamex L.P.'s current policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer. Foamex L.P. continues to evaluate the impact, if any, that the adoption of SAB No. 101 will have on results of operations.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Accordingly, Foamex L.P. has determined that a portion of shipping costs billed to customers will require a reclassification from cost of sales to revenue, but continues to work on accumulating the dollar impact. EITF No. 00-10 will be effective in the fourth calendar quarter of 2000 and will require reclassification of prior periods.

2.   BUYOUT PROPOSALS

     As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, Foamex International announced that it was in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. On April 5, 2000, Foamex International announced that discussions with the potential buyer were terminated with no agreement having been reached. Foamex International subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, Foamex International ended discussions with JP Morgan concerning an additional engagement.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                      Quarterly Periods Ended         Year to Date Periods Ended
                                                      June 30,       June 30,         June 30,          June 30,
                                                        2000           1999             2000              1999
                                                      --------       --------         --------          --------
                                                                           (thousands)
     Net income                                        $7,878        $4,807            $10,015           $7,415
     Foreign currency translation adjustments            (471)          399               (165)             811
                                                       ------        ------            -------           ------
       Total comprehensive income                      $7,407        $5,206            $ 9,850           $8,226
                                                       ======        ======            =======           ======

4.   RESTRUCTURING AND OTHER CHARGES

     During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million for work force reduction costs that included 27 employees, including certain executives, and employees impacted by the closure of certain operations related to a VPFSM capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision also included $0.4 million related to changes in estimates to prior year plans.

     Foamex L.P. paid $2.8 million during the first half of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of June 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $7.4 million for plant closures and leases and $3.0 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $0.2 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, Foamex L.P. sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Approximately $2.5 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

5.   INVENTORIES

     The components of inventory are listed below.

                                               June 30,      December 31,
                                                 2000            1999
                                               --------      ------------
                                                     (thousands)
     Raw materials and supplies                $58,829         $65,211
     Work-in-process                            12,193          11,447
     Finished goods                             20,514          17,154
                                               -------         -------
     Total                                     $91,536         $93,812
                                               =======         =======

6.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                    June 30,             December 31,
                                                                      2000                   1999
                                                                    --------             ------------
     Foamex L.P. credit facility                                            (thousands)
      Term loan B (a) (d)                                           $ 77,335                $ 81,874
      Term loan C (a) (d)                                             70,305                  74,431
      Term loan D (a) (d)                                            101,826                 107,800
      Revolving credit facility (a) (b) (c) (d)                      153,845                 113,685
     9 7/8% senior subordinated notes due 2007                       150,000                 150,000



                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. LONG-TERM DEBT (continued)
                                                                    June 30,             December 31,
                                                                      2000                   1999
                                                                    --------             ------------
                                                                            (thousands)

     13 1/2% senior subordinated notes due 2005 (includes
      $9,204 and $10,100 of unamortized debt premium)                107,204                 108,100
     Industrial revenue bonds                                          7,000                   7,000
     Subordinated note payable (net of unamortized
      debt discount of $118 and $232)                                  2,220                   4,444
     Other                                                             5,559                   7,076
                                                                    --------                --------
                                                                     675,294                 654,410

     Less current portion                                              7,705                   7,866
                                                                    --------                --------

     Long-term debt-unrelated parties                               $667,589                $646,544
                                                                    ========                ========

     The components of related party long-term debt are listed below.

     Foamex/GFI Note (c)                                            $      -                $ 34,000
                                                                    ========                ========

(a) Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to
     1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 1999, the calculated leverage ratio was
     5.48 to 1.00. Consequently, the basis point adjustment was applicable for the calculation of interest in the first quarter of 2000. At March 31, 2000, the calculated leverage ratio was 5.51 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2000. At June 30, 2000, the calculated ratio was 5.32 to 1.00. Accordingly, an additional 25 basis point adjustment will become effective during the third quarter of 2000.

(b) At June 30, 2000, the revolving credit facility commitment was $180.0 million, the weighted average interest rate was 10.78%, available borrowings totaled $13.6 million and letters of credit outstanding totaled $12.6 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003.

(c) During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

(d) As previously reported in the Annual Report on Form 10-K for 1999, excess cash flow generated annually, as defined, is required to be used to prepay portions of the Foamex L.P. Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million. During the second quarter of 2000, the payment was made as scheduled and was financed through borrowings under the Foamex L.P. revolving credit facility.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of June 30, 1999, Foamex L.P. was able to pay Foamex International funds only to the extent necessary to enable Foamex International to meet its tax payment liabilities.

     Foamex L.P. was in compliance with its various financial covenants as of June 30, 2000.

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

     Segment results are presented below.

                                                         Carpet
                                            Foam         Cushion        Automotive       Technical
                                          Products       Products        Products         Products       Other         Total
                                          --------       --------       ----------       ---------     --------       --------
                                                                            (thousands)
Quarterly period ended June 30, 2000
Net sales                                 $129,008       $42,461          $92,428          $26,176      $7,615        $297,688
Income (loss) from operations               15,546        (2,263)           7,445            7,062      (1,471)         26,319
Depreciation and amortization                3,811         1,483            1,192              646         713           7,845

Quarterly period ended June 30, 1999
Net sales                                 $124,909       $46,687          $90,810          $23,028     $ 6,795        $292,229
Income (loss) from operations               12,948           (65)           6,033            6,203      (3,979)         21,140
Depreciation and amortization                4,094         1,266            1,235              636         182           7,413

Year to date period ended June 30, 2000
Net sales                                 $257,566       $83,701         $189,739          $53,630     $18,572        $603,208
Income (loss) from operations               28,112        (6,651)          14,753           14,694      (5,149)         45,759
Depreciation and amortization                7,695         3,010            2,397            1,290       1,453          15,845

Year to date period ended June 30, 1999
Net sales                                 $264,288       $89,990         $179,581          $45,276     $12,971        $592,106
Income (loss) from operations               25,869          (436)          12,825           11,239      (8,586)         40,911
Depreciation and amortization                8,242         2,436            2,469            1,273         662          15,082

8.   RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Foamex/GFI Note

     In the first quarter of 2000, Foamex L.P. paid $0.6 million of interest on the Foamex/GFI Note. As discussed in Note 6, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000. During the quarter and year to date periods ended June 30, 1999, Foamex L.P. paid $0.5 million and $1.0 million of interest on the Foamex/GFI Note, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Other

     Foamex L.P. sold during the quarters ended June 30, 2000 and 1999, approximately $42.5 million and $46.7 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. In addition, Foamex L.P. provided and invoiced approximately $0.1 million and $0.7 million of administrative services to Foamex Carpet during the quarters ended June 30, 2000 and 1999, respectively.

     Foamex L.P. sold during the first half of 2000 and 1999, approximately $83.7 million and $90.0 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. In addition, Foamex L.P. provided and invoiced approximately $0.2 million and $1.3 million of administrative services to Foamex Carpet during the first half of 2000 and 1999, respectively.

9.   COMMITMENTS AND CONTINGENCIES

Litigation - Foamex International Shareholders

     On August 1, 2000, Foamex International announced that it had reached agreements in principle with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of such actions, subject to certain conditions, including court approval.

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholder Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999 another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholder Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of Foamex International and its stockholders, originally named as defendants Foamex International, certain of its current and former directors and officers, Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to Foamex International in connection with an attempt by Trace to acquire Foamex International's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing Foamex International to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for Foamex International.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants Foamex International, Trace and certain current and former officers and directors of Foamex
International, on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint sought class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action".

     The Settlements. Under the terms of the agreement in principle to settle the Federal Action, members of the class of shareholders who purchased shares of common stock between May 7, 1998 and April 16, 1999 will receive payments as defined in the agreement. Payment to class members in the Federal Action, along with plaintiffs'

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   COMMITMENTS AND CONTINGENCIES (continued)

lawyers' fees in the Federal Action and the Delaware Action, will be paid by Foamex International's insurance carrier on behalf of Foamex International.

     Under the terms of the agreement to settle the Delaware Action, Foamex International agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board.

     Both settlements are subject to final documentation and court approval, which, if obtained, will resolve all outstanding shareholder litigation against Foamex International and its current and former directors and officers. The settlements involve no admissions or findings of liability or wrongdoing by Foamex International or any individuals.

Litigation - Breast Implants

     As of August 7, 2000, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 3,623 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, Trace will be unable to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with counsel for Foamex L.P., and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    COMMITMENTS AND CONTINGENCIES (continued)

Environmental

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 30, 2000, Foamex L.P. had accruals of approximately $3.4 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

     Foamex L.P. has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at six sites. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. Foamex L.P. has accruals of $2.4 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

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

     On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used in some of Foamex L.P.'s manufacturing processes. The phase-in of the standards was completed in 1999 and Foamex L.P. has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact Foamex L.P.'s competitive position.

     Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to six sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case and in the aggregate, the liability of Foamex L.P. is not considered to be material.

     Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, Foamex L.P. believes that, based upon all currently available information, the resolution of such environmental matters will not

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   COMMITMENTS AND CONTINGENCIES (continued)

have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that would require expenditures not currently anticipated and that may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Control

     Trace is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at July 31, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $403.3 million of principal was outstanding as of June 30, 2000, provides that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, Foamex International announced that it had entered into an Exchange Agreement with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International's common stock; but, only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on Foamex International's common stock, rank senior to any future preferred stock issued by Foamex International and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

     These transactions are conditioned upon a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy being approved by the bankruptcy court. Upon completion of these transactions, Trace will no longer own any shares of Foamex International's common stock.

     Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings particularly in light of the Exchange Agreement. However, if the transactions contemplated by the Exchange Agreement are not consummated, Foamex L.P. would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that Foamex L.P. will be able to do so, or that Foamex L.P. will be able to obtain waivers of such provisions. Such circumstances raise substantial doubt about Foamex L.P.'s ability to continue as a going concern, if the transactions contemplated by the Exchange Agreement are not consummated. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     As previously reported, SFAS No. 133 will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for all quarters of all fiscal years beginning after June 15, 2000, which is the first calendar quarter of 2001 for the Company. The Company continues to evaluate the impact that the adoption of these SFAS's will have on its results of operations or financial position.

Future Accounting Changes  - Revenue Recognition and Presentation

     The SEC has issued SAB No. 101, which will be effective (as amended by SAB No. 101B) in the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including the criteria that need to be met. Foamex L.P.'s current policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer. Foamex L.P. continues to evaluate the impact, if any, that the adoption of SAB No. 101 will have on results of operations.

     During July 2000, the EITF of the Financial Accounting Standards Board reached a consensus on an issue concerning revenue recognition. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Accordingly, Foamex L.P. has determined that a portion of shipping costs billed to customers will require a reclassification from cost of sales to revenue, but continues to work on accumulating the dollar impact. EITF No. 00-10 will be effective in the fourth calendar quarter of 2000 and will require restatement of prior periods.

Buyout Proposals

     As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, Foamex International announced that it was in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. On April 5, 2000, Foamex International announced that discussions with the potential buyer were terminated with no agreement having been reached. Foamex International subsequently terminated the engagement of JP Morgan, which acted as financial advisor in connection with such transaction. During the second quarter of 2000, Foamex International ended discussions with JP Morgan concerning an additional engagement.

Segment Results

                                                         Carpet
                                            Foam         Cushion        Automotive       Technical
                                          Products       Products        Products         Products       Other         Total
                                          --------       --------       ----------       ---------     --------       --------
                                                                            (thousands)
Quarterly period ended June 30, 2000
Net sales                                 $129,008       $42,461          $92,428          $26,176      $7,615        $297,688
Income (loss) from operations               15,546        (2,263)           7,445            7,062      (1,471)         26,319
Depreciation and amortization                3,811         1,483            1,192              646         713           7,845
Income (loss) from operations
  as a percentage of net sales                12.1%         (5.3)%            8.1%            27.0%        n.m*            8.8%

Quarterly period ended June 30, 1999
Net sales                                 $124,909       $46,687          $90,810          $23,028     $ 6,795        $292,229
Income (loss) from operations               12,948           (65)           6,033            6,203      (3,979)         21,140
Depreciation and amortization                4,094         1,266            1,235              636         182           7,413
Income (loss) from operations
  as a percentage of net sales                10.4%         (0.1)%            6.6%            26.9%        n.m*            7.2%



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

                                                         Carpet
                                            Foam         Cushion        Automotive       Technical
                                          Products       Products        Products         Products       Other         Total
                                          --------       --------       ----------       ---------     --------       --------
                                                                            (thousands)
Year to date period ended June 30, 2000
Net sales                                 $257,566       $83,701         $189,739          $53,630     $18,572        $603,208
Income (loss) from operations               28,112        (6,651)          14,753           14,694      (5,149)         45,759
Depreciation and amortization                7,695         3,010            2,397            1,290       1,453          15,845
Income (loss) from operations
  as a percentage of net sales                10.9%         (7.9)%            7.8%            27.4%        n.m*            7.6%

Year to date period ended June 30, 1999
Net sales                                 $264,288       $89,990         $179,581          $45,276     $12,971        $592,106
Income (loss) from operations               25,869          (436)          12,825           11,239      (8,586)         40,911
Depreciation and amortization                8,242         2,436            2,469            1,273         662          15,082
Income (loss) from operations
  as a percentage of net sales                 9.8%         (0.5)%            7.1%            24.8%        n.m*           6.9%

* not meaningful

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

Income from Operations

     Net sales for the second quarter of 2000 increased 1.9% to $297.7 million from $292.2 million in the second quarter of 1999. The increase primarily reflected higher sales in the Foam Products, Automotive Products and Technical Products segments and higher sales from certain of the Company's foreign operations reported in the "Other" segment. Lower sales were recorded in the Carpet Cushion Products segment.

     Income from operations for the second quarter of 2000 was $26.3 million, which represented a 24.5% increase from the $21.1 million recorded during the comparable 1999 period. Results in 1999 included restructuring and other charges of $3.6 million. Excluding the 1999 restructuring and other charges for comparison purposes, income from operations was $24.8 million in the second quarter of 1999. On this basis, income from operations was 8.8% of net sales in 2000 compared to 8.5% of net sales in 1999.

     Higher income from operations reflected an improved gross profit margin of 13.4% in the second quarter of 2000 compared to 13.1% in same quarter of 1999. Gross profit margins benefited from price increases in certain product lines that became effective in the second quarter of 2000. The selling price increases helped to offset higher raw material costs that primarily resulted from higher oil costs. A more profitable shipment mix also contributed to the improvement. In the second quarter of 2000, gross profits were also impacted by foreign currency losses.

     Selling, general and administrative expenses were slightly higher in the second quarter of 2000 with the benefits of cost savings initiatives implemented during 1999 offset by increases to the allowance for uncollectible accounts receivables and higher incentive compensation accruals.

Foam Products

     Foam Products net sales for the second quarter of 2000 increased 3.3% to $129.0 million from $124.9 million in the second quarter of 1999. Higher sales primarily reflected improvements in volume and the impact of selling price increases that became effective during the second quarter. Partially offsetting the sales gains was a sales decline in the consumer products market and the loss of sales from Foamex L.P.'s packaging business that was sold in 1999. The improvement in sales combined with operating efficiencies translated to a 20.1% increase in income from operations, from $12.9 million in the second quarter of 1999 to $15.5 million in the second quarter of 2000. Income from operations was 12.1% of net sales in 2000, up from 10.4% in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Carpet Cushion Products

     Carpet Cushion Products net sales for the second quarter of 2000 decreased 9.1% to $42.5 million from $46.7 million in the second quarter of 1999. Competitive pressures continued in the second quarter of 2000, which resulted in lower sales volumes. The sales decline translated to a $2.3 million loss from operations compared to a $0.1 million loss in the second quarter of 1999.

Automotive Products

     Automotive Products net sales for the second quarter of 2000 increased 1.8% to $92.4 million from $90.8 million in the second quarter of 1999. The strong automotive market continues to fuel sales gains for lamination products. Income from operations of $7.4 million in the second quarter of 2000 compared to $6.0 million in the comparable 1999 period. The increase in income from operations was primarily due to the favorable impact of a selling price adjustment during the second quarter of 2000, which included adjustments for certain prior periods. Income from operations represented 8.1% of net sales in 2000 and 6.6% in 1999.

Technical Products

     Technical Products net sales for the second quarter of 2000 increased 13.7% to $26.2 million from $23.0 million in the second quarter of 1999. Income from operations increased 13.8% to $7.1 million in the second quarter of 2000 from $6.2 million in the second quarter of 1999. Income from operations represented 27.0% of net sales in 2000 compared to 26.9% in 1999. Favorable market conditions continued to drive sales gains in Technical Products, but with a lower-value shipment mix in the second quarter of 2000 compared to 1999.

Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. The loss from operations was $1.5 million in the second quarter of 2000. The loss from operations of $4.0 million in the second quarter of 1999 included $3.6 million of restructuring and other charges.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $17.3 million in the second quarter of 2000, which represented a 7.0% increase from the 1999 second quarter expense of $16.1 million. The increase primarily reflected higher effective interest rates partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of certain provisions of the Foamex L.P. credit facility that require an incremental interest rate margin. During the second quarter of 2000 the interest rate margin was increased another 25 basis points to a cumulative adjustment of 50 basis points. As discussed in Note 6 to the condensed consolidated financial statements, an additional 25 basis point adjustment will become effective during the third quarter of 2000.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.4 million for the second quarter of 2000.

Other Income (Expense), Net

     Other expense, net recorded for the second quarter of 2000 totaled $0.2 million and included a loss on the disposition of fixed assets.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources.

Net Income

     Net income for the second quarter of 2000 was up 63.9% to $7.9 million compared to $4.8 million in the second quarter of 1999.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED JUNE 30, 2000 COMPARED TO THE YEAR TO DATE PERIOD ENDED JUNE 30, 1999

Income from Operations

     Net sales for the first half of 2000 increased 1.9% to $603.2 million from $592.1 million for the first half of 1999. The increase primarily reflected higher sales in the Automotive Products and Technical Products segments and higher sales from certain of the Company's foreign operations reported in the "Other" segment. Sales declines were recorded in the Foam Products and Carpet Cushion Products segments.

     Income from operations for the first half of 2000 was $45.8 million, 11.9% higher than the $40.9 million recorded during the comparable period in 1999. Results included restructuring and other charges of $2.8 million in 2000 and $7.0 million in 1999. Restructuring and other charges recorded during 2000 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $48.6 million for the first half of 2000 and $47.9 million in the first half of 1999. On this basis, income from operations was 8.1% of net sales in both 2000 and 1999.

     Gross profit margins for the first half of 2000 benefited from a higher-value shipment mix and price increases in certain product lines that became effective in the second quarter of 2000. These favorable developments were essentially offset by higher raw material costs that primarily resulted from higher oil costs. In the first half of 2000, gross profits were also impacted by foreign currency losses.

     Selling, general and administrative expenses were up 1.3% in the first half of 2000 with the benefits of cost savings initiatives implemented during 1999 offset by increases to the allowance for uncollectible accounts receivables and higher incentive compensation accruals.

Foam Products

     Foam Products net sales for the first half of 2000 decreased 2.5% to $257.6 million from $264.3 million in the first half of 1999. Lower sales primarily reflected a volume decline in the consumer products market and the loss of sales from Foamex L.P.'s packaging business that was sold in 1999. Despite lower sales, income from operations was $28.1 million, up 8.7% compared to $25.9 million in the first half of 2000. The improvement largely reflected operating efficiencies and selling price increases implemented during the second quarter of 2000 that helped to offset higher raw material costs. As a percentage of net sales, income from operations was 10.9% of net sales in 2000 up from 9.8% in 1999.

Carpet Cushion Products

     Carpet Cushion Products net sales for the first half of 2000 decreased 7.0% to $83.7 million from $90.0 million in the first half of 1999. Competitive pressures continued in the first half of 2000, which resulted in lower sales volumes. As a result, a loss from operations of $6.7 million was recorded in the first half of 2000 compared to a loss from operations of $0.4 million in the comparable 1999 period. Results in Carpet Cushion Products improved during the second quarter of 2000, but any significant improvement in results is largely dependent on increased sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Automotive Products

     Automotive Products net sales for the first half of 2000 increased 5.7% to $189.7 million from $179.6 million in the first half of 1999. The strong automotive market continues to fuel sales gains for lamination products. Income from operations increased 15.0% to $14.8 million in the first half of 2000 from $12.8 million in the comparable 1999 period. The increase in income from operations was primarily due to the favorable impact of a selling price adjustment during the second quarter of 2000, which included adjustments for certain prior periods. Income from operations represented 7.8% of net sales in 2000 and 7.1% of net sales in 1999.

Technical Products

     Technical Products net sales for the first half of 2000 increased 18.5% to $53.6 million from $45.3 million in the first half of 1999. Income from operations increased 30.7% to $14.7 million in the first half of 2000 from $11.2 million in the comparable 1999 period. Income from operations represented 27.4% of net sales in 2000, up from 24.8% in 1999. The improvement reflected favorable market conditions that resulted in sales volume growth and improved operating efficiencies.

Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. The loss from operations of $5.1 million in the first half of 2000 included a provision of $2.8 million for restructuring and other charges discussed below. The loss from operations of $8.6 million in the first half of 1999 included $7.0 million of restructuring and other charges.

     During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million in work force reduction costs that included 27 employees, including certain executives, and employees impacted by the closure of certain operations related to a VPFSM capacity increase in North Carolina. Additionally, facility closure cost totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision also included $0.4 million related to changes in estimates to prior year plans.

     Foamex L.P. paid $2.8 million during the first half of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of June 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $7.4 million for plant closures and leases and $3.0 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $0.2 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, Foamex L.P. sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Approximately $2.5 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $34.3 million in the first half of 2000, which represented a 6.4% increase from the 1999 first half expense of $32.3 million. The increase reflected higher effective interest rates partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of certain provisions of the Foamex L.P. credit facility that requires an incremental interest rate margin. The additional interest rate margin was 25 basis points in the first quarter of 2000 and during the second quarter of 2000 the interest rate margin was increased another 25 basis points to a cumulative adjustment of 50 basis points. As discussed in Note 6 to the condensed consolidated financial statements, an additional 25 basis point adjustment will become effective during the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.7 million for the first half of 2000.

Other Income (Expense), Net

     Other expense, net recorded for the first half of 2000 totaled $0.4 million and included losses on the disposition of fixed assets.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources.

Net Income

     Net income for the first half of 2000 was up 35.1% to $10.0 million compared to $7.4 million in the first half of 1999.

Liquidity and Capital Resources

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. All principal and interest payments were made as scheduled in the first half of 2000. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements; therefore, Foamex International is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Cash and cash equivalents totaled $1.5 million at the end of the second quarter of 2000 compared to $1.6 million at the end of 1999. Working capital at the end of the second quarter of 2000 was $117.8 million and the current ratio was 1.7 to 1 compared to working capital at the end of 1999 of $110.5 million and a current ratio of 1.7 to 1. Significant changes to the components of working capital included an increase of $22.9 million in accounts receivable that was partially offset by a $13.1 million increase in accounts payable.

     Total debt at the end of the second quarter of 2000 was $677.8 million, down $12.2 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

     As of June 30, 2000, there were $153.8 million of revolving credit borrowings, at a weighted average interest rate of 10.78%, under the Foamex L.P. credit facility with $13.6 million available for additional borrowings and $12.6 million of letters of credit outstanding. Borrowings by Foamex Canada Inc. ("Foamex Canada") as of June 30, 2000 were $2.5 million, at an interest rate of 8.25%, under Foamex Canada's revolving credit agreement with unused availability of approximately $2.9 million. As of June 30, 2000, Foamex L.P. was in compliance with its respective financial covenants.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first half of 2000 was $20.2 million compared to $31.3 million in the first half of 1999. The decline in cash provided by operating activities was largely attributable to the benefits of a 1999 inventory reduction plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $8.4 million for the first half of 2000. Cash requirements for capital expenditures were $10.3 million partially offset by $3.6 million of proceeds from the sale of assets. In the first half of 1999, cash flow used for investing activities totaled $7.4 million due to the net combination of $10.5 million for capital expenditures partially offset by a $2.5 million repayment of a note from Foamex International. Foamex L.P. expects capital expenditures for 2000 to be approximately $25.0 million primarily as a result of the construction of two new VPFSM machines. In addition, Foamex L.P. is continuing to explore the possible implementation of a new ERP software system, but no significant expenditures are anticipated for the balance of 2000.

     Cash Flow from Financing Activities

     Cash used for financing activities was $11.8 million for the first half of 2000 compared to cash used of $24.0 million in the first half of 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000 with borrowings under the Foamex L.P. revolving credit facility. The remaining cash requirements for financing activities primarily reflected other debt repayments. Cash used for financing activities in the first half of 1999 was primarily due to the combination of net debt repayments, debt issuance costs and a decrease in the cash overdraft position.

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of June 30, 2000 was $3.4 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in Note 9 to Foamex L.P.'s condensed consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 30, 2000, indebtedness with variable interest rates totaled $418.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.2 million.

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

        The information from Note 9 of the condensed consolidated financial statements of Foamex L.P. is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

         27  - Financial  Data Schedule for the year to date period ended June
               30, 2000.

(b) Foamex L.P. filed the following Current Reports on Form 8-K for the the quarter ended June 30, 2000:

         A report dated April 5, 2000, was filed for Item 5. Other Events, concerning the termination of discussions involving a proposed buyout of Foamex International.

         Subsequent to quarter end, a report dated July 31, 2000,  was filed for
         Item 5. Other Events, concerning an agreement with The Bank of Nova Scotia relating to the shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing.

         Subsequent to quarter end, a report dated August 1, 2000, was filed for
         Item 5. Other Events, concerning an agreement in principle to settle the shareholder litigation involving Foamex International.

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


                                        FOAMEX L.P.
                                        By:   FMXI, Inc.
                                        General Partner


Date:  August 10, 2000                  By: /s/ George L. Karpinski
                                            ---------------------------
                                            George L. Karpinski
                                            Vice President


                                        FOAMEX CAPITAL CORPORATION


Date:  August 10, 2000                  By: /s/ George L. Karpinski
                                            ---------------------------
                                            George L. Karpinski
                                            Vice President