Form 10-Q
period 2000-09-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2000-11-13
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                            05-0475617
          Delaware                                            22-3182164
-------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1000 Columbia Avenue
Linwood, PA                                                     19061
-------------------------------                         ----------------------
(Address of principal                                         (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
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

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 8, 2000 was 1,000.


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                                          Page

Part I.  Financial Information
      Item 1.  Financial Statements.

         Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
           Year to Date Periods Ended September 30, 2000 and 1999                           3

         Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2000
           and December 31, 1999                                                            4

         Condensed Consolidated Statements of Cash Flows (unaudited) - Year to
           Date Periods Ended September 30, 2000 and 1999                                   5

         Notes to Condensed Consolidated Financial Statements (unaudited)                   6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.                                                              15

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                 24

Part II. Other Information

       Item 1. Legal Proceedings.                                                          25

       Item 6. Exhibits and Reports on Form 8-K.                                           25

Signatures                                                                                 26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     Quarterly Periods Ended          Year to Date Periods Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                     2000              1999             2000              1999
                                                 -------------     -------------    -------------     -------------
                                                                          (thousands)
NET SALES                                          $286,371          $302,819          $889,579          $894,925

COST OF GOODS SOLD                                  247,732           261,708           773,997           777,943
                                                   --------          --------          --------          --------

GROSS PROFIT                                         38,639            41,111           115,582           116,982

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           13,966            15,098            42,329            43,084

RESTRUCTURING AND OTHER CHARGES                       2,800             2,988             5,621             9,962
                                                   --------          --------          --------          --------

INCOME FROM OPERATIONS                               21,873            23,025            67,632            63,936

INTEREST AND DEBT ISSUANCE EXPENSE                   17,757            17,190            52,105            49,461

INCOME FROM EQUITY INTEREST IN JOINT VENTURE            282                 -             1,014                 -

OTHER EXPENSE, NET                                     (488)              (87)             (926)             (282)
                                                   --------          --------          --------          --------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                  3,910             5,748            15,615            14,193

PROVISION FOR INCOME TAXES                              868               353             2,558             1,383
                                                   --------          --------          --------          --------

NET INCOME                                         $  3,042          $  5,395          $ 13,057          $ 12,810
                                                   ========          ========          ========          ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                  September 30,         December 31,
ASSETS                                                                2000                  1999
                                                                  -------------         ------------
CURRENT ASSETS                                                               (thousands)
  Cash and cash equivalents                                         $  3,206              $  1,573
  Accounts receivable, net of allowances of $6,708 in 2000
   and $5,310 in 1999                                                147,882               128,929
  Accounts receivable from related parties                            15,023                16,717
  Inventories                                                         94,728                93,812
  Other current assets                                                17,259                21,541
                                                                    --------              --------
     Total current assets                                            278,098               262,572
                                                                    --------              --------

Property, plant and equipment                                        375,706               366,035
Less accumulated depreciation                                       (170,459)             (154,720)
                                                                    --------              --------
   NET PROPERTY, PLANT AND EQUIPMENT                                 205,247               211,315

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $19,447 in 2000 and $15,804 in 1999               179,529               183,481

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $7,867 in 2000 and $5,787 in 1999                               12,343                14,423

OTHER ASSETS                                                          22,342                26,704
                                                                    --------              --------

TOTAL ASSETS                                                        $697,559              $698,495
                                                                    ========              ========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
  Short-term borrowings                                             $      -              $  1,627
  Current portion of long-term debt                                    7,684                 7,866
  Accounts payable                                                   116,643                82,229
  Cash overdrafts                                                     26,604                 5,856
  Accrued employee compensation and benefits                          22,681                16,341
  Accrued interest                                                    13,083                 9,457
  Accrued customer rebates                                            11,269                 9,652
  Other accrued liabilities                                           18,853                19,003
                                                                    --------              --------
     Total current liabilities                                       216,817               152,031

LONG-TERM DEBT                                                       614,299               646,544

LONG-TERM DEBT - RELATED PARTY                                             -                34,000

OTHER LIABILITIES                                                     20,620                30,511
                                                                    --------              --------

     Total liabilities                                               851,736               863,086
                                                                    --------              --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
  General partner                                                   (130,500)             (143,271)
  Limited partner                                                          -                     -
  Accumulated other comprehensive income (loss)                       (9,475)               (8,923)
  Notes and advances receivable from partner                          (4,981)               (3,176)
  Notes receivable from related party                                 (9,221)               (9,221)
                                                                    --------              --------
     Total partners' deficit                                        (154,177)             (164,591)
                                                                    --------              --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                             $697,559              $698,495
                                                                    ========              ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                  Year to Date Periods Ended
                                                                                 September 30,      September 30,
                                                                                     2000                1999
                                                                                 -------------      --------------
                                                                                           (thousands)
OPERATING ACTIVITIES
  Net income                                                                        $ 13,057            $ 12,810
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                      24,652              23,359
   Amortization of debt issuance costs, debt discount,
     debt premium and deferred swap adjustment and gain                                  172                 307
   Asset writedowns and other charges                                                  2,789               2,073
   Other operating activities                                                          3,731               2,592
   Changes in operating assets and liabilities, net                                   21,171                (224)
                                                                                    --------            --------

      Net cash provided by operating activities                                       65,572              40,917
                                                                                    --------            --------

INVESTING ACTIVITIES
  Capital expenditures                                                               (18,460)            (14,388)
  Proceeds from sale of assets                                                         3,571                   -
  Repayment of note from Foamex International                                              -               2,490
  Increase in revolving loan with Foamex International                                (1,805)                  -
  Other investing activities                                                          (1,134)                574
                                                                                    --------            --------

      Net cash used for investing activities                                         (17,828)            (11,324)
                                                                                    --------            --------

FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-term borrowings                             (1,627)                679
  Net repayments of revolving loans                                                  (12,031)            (17,024)
  Repayments of long-term debt                                                       (19,201)             (6,852)
  Repayment of long-term debt - related party                                        (34,000)                  -
  Debt issuance costs                                                                      -              (3,455)
  Increase (decrease) in cash overdrafts                                              20,748              (2,017)
  Net distribution paid to partners                                                        -                (258)
  Other financing activities                                                               -                (403)
                                                                                    --------            --------

      Net cash used for financing activities                                         (46,111)            (29,330)
                                                                                    --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              1,633                 263

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                               1,573               3,192
                                                                                    --------            --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                                  $  3,206            $  3,455
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

Change in Control

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $351.1 million of principal was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place, however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, Foamex International announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on Foamex International's common stock, rank senior to any future preferred stock issued by Foamex International and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

     These  transactions  were  conditioned  upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated. As a result, Trace no longer owns any shares of Foamex International's common stock and The Bank of Nova Scotia owns approximately 24% of Foamex International's outstanding voting common stock.

Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 will be effective (as amended by SAB No. 101B) in the fourth quarter of 2000 for Foamex L.P. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including a comprehensive review of the conditions and criteria necessary for revenue recognition. Foamex L.P.'s current accounting policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer. Additionally, Foamex L.P. has internal policies and an on-going audit program to support the accounting policy. Based on the review completed to date of the SAB No. 101 requirements, no significant impact is anticipated on the revenue recognition practices of Foamex L.P.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Foamex L.P. has determined, based on the materiality of the amounts involved, that previously reported revenue amounts do not require any reclassifications. All other shipping and handling costs associated with product shipments are reported in cost of goods sold.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     As previously reported, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for all quarters of all fiscal years beginning after June 15, 2000, which is the first calendar quarter of 2001 for Foamex L.P. Foamex L.P. continues to evaluate the impact that the adoption of these SFAS's will have on its results of operations or financial position.

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

3.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                       Quarterly Periods Ended          Year to Date Periods Ended
                                                     September 30,   September 30,    September 30,     September 30,
                                                         2000             1999            2000              1999
                                                     -------------   -------------    -------------     -------------
                                                                               (thousands)
     Net income                                          $3,042         $5,395            $13,057           $12,810
     Foreign currency translation adjustments              (387)          (464)              (552)              347
                                                         ------         ------            -------           -------
     Total comprehensive income                          $2,655         $4,931            $12,505           $13,157
                                                         ======         ======            =======           =======

4.   RESTRUCTURING AND OTHER CHARGES

     During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million for work force reduction costs that included 27 employees, including certain executives, and employees impacted by the closure of certain operations as a result of a VPF(SM) capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision also included $0.4 million related to changes in estimates to prior year plans.

     During the third quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed asset writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for 72 employees. The third quarter of 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

     Foamex L.P. paid $4.5 million during the first three quarters of 2000 for the various restructuring plans recorded as of December 31, 1999 and recorded during the first and third quarters of 2000. As of September 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $7.0 million for plant closures and leases and $2.4 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, Foamex L.P. sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Employees impacted by the third quarter 2000 work force reduction are anticipated to be terminated by the end of 2000. Approximately $1.1 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

5.   INVENTORIES

     The components of inventory are listed below.

                                            September 30,       December 31,
                                                2000               1999
                                            -------------       ------------
                                                      (thousands)
     Raw materials and supplies                $61,999            $65,211
     Work-in-process                            12,623             11,447
     Finished goods                             20,106             17,154
                                               -------            -------
     Total                                     $94,728            $93,812
                                               =======            =======

6.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                  September 30,         December 31,
                                                                       2000                 1999
                                                                  -------------         ------------
     Foamex L.P. credit facility                                              (thousands)
      Term loan B (a) (d)                                           $ 77,335              $ 81,874
      Term loan C (a) (d)                                             70,305                74,431
      Term loan D (a) (d)                                            101,826               107,800
      Revolving credit facility (a) (b) (c) (d)                      101,654               113,685
     9 7/8% senior subordinated notes due 2007                       150,000               150,000
     13 1/2% senior subordinated notes due 2005 (includes
      $8,756 and $10,100 of unamortized debt premium)                106,756               108,100
     Industrial revenue bonds                                          7,000                 7,000
     Subordinated note payable (net of unamortized
      debt discount of $84 and $232)                                   2,254                 4,444
     Other                                                             4,853                 7,076
                                                                    --------              --------
                                                                     621,983               654,410

     Less current portion                                              7,684                 7,866
                                                                    --------              --------

     Long-term debt-unrelated parties                               $614,299              $646,544
                                                                    ========              ========

     The components of related party long-term debt are listed below.

     Foamex/GFI Note (c)                                            $      -              $ 34,000
                                                                    ========              ========

(a) Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to
     1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 1999, the calculated leverage ratio was
     5.48 to 1.00. Consequently, the basis point adjustment was applicable for the calculation of interest in the first quarter of 2000. At March 31, 2000, the calculated leverage ratio was 5.51 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2000. At June 30, 2000, the calculated ratio was 5.32 to 1.00 and an additional 25 basis point adjustment became effective during the third quarter of 2000. At September 30, 2000, the calculated leverage ratio was 4.88 to 1.00. Consequently, the cumulative adjustment of 75 basis points will be reset to zero during the fourth quarter.

(b) At September 30, 2000, the revolving credit facility commitment was $180.0 million, the weighted average interest rate was 10.75%, available borrowings totaled $66.9 million and letters of credit outstanding totaled $11.4 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On October 2, 2000, the revolving credit facility commitment was $177.5 million with the third quarter 2000 reduction applied on October 2nd because the last day of the third quarter of 2000 was a weekend.

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

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of September 30, 2000, Foamex L.P. was able to pay Foamex International funds only to the extent necessary to enable Foamex International to meet its tax payment liabilities.

     Foamex L.P. was in compliance with its various financial covenants as of September 30, 2000.

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

     Segment results are presented below.

                                                       Carpet
                                           Foam        Cushion         Automotive       Technical
                                         Products      Products         Products         Products        Other         Total
                                         --------      --------       -----------       ---------       -------       -------
                                                                      (thousands)
Quarterly period ended September 30, 2000
Net sales                                $134,456      $41,438          $76,242           $27,029       $7,206       $286,371
Income (loss) from operations              15,543       (1,429)           4,065             7,718       (4,024)        21,873
Depreciation and amortization               4,112        1,462            1,198               657        1,378          8,807

Quarterly period ended September 30, 1999
Net sales                                $139,111      $46,030          $83,355           $24,322      $10,001       $302,819
Income (loss) from operations              16,064       (1,080)           7,024             6,573       (5,556)        23,025
Depreciation and amortization               4,141        1,346            1,315               705          770          8,277

Year to date period ended September 30, 2000
Net sales                                $392,022     $125,139         $265,981           $80,659      $25,778       $889,579
Income (loss) from operations              43,655       (8,080)          18,818            22,412       (9,173)        67,632
Depreciation and amortization              11,807        4,472            3,595             1,947        2,831         24,652

Year to date period ended September 30, 1999
Net sales                                $403,399     $136,020         $262,936           $69,598      $22,972       $894,925
Income (loss) from operations              41,933       (1,516)          19,849            17,811      (14,141)        63,936
Depreciation and amortization              12,383        3,782            3,784             1,978        1,432         23,359

8.   RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Foamex/GFI Note

     In the first quarter of 2000, Foamex L.P. paid $0.6 million of interest on the Foamex/GFI Note. As discussed in Note 6, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000. During the quarter and year to date periods ended September 30, 1999, Foamex L.P. paid $0.5 million and $1.6 million of interest on the Foamex/GFI Note, respectively.

Other

     Foamex L.P. sold during the quarters ended September 30, 2000 and 1999, approximately $41.4 million and $46.0 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. In addition, Foamex L.P. provided and invoiced approximately $0.1 million and $0.4 million of administrative services to Foamex Carpet during the quarters ended September 30, 2000 and 1999, respectively.

     Foamex L.P. sold during the first three quarters of 2000 and 1999, approximately $125.1 million and $136.0 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. In addition, Foamex L.P. provided and invoiced approximately $0.3 million and $1.7 million of administrative services to Foamex Carpet during the first three quarters of 2000 and 1999, respectively.

9.   COMMITMENTS AND CONTINGENCIES

Litigation - Foamex International Shareholders

     On August 1, 2000, Foamex International announced that it had reached agreements in principle with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of such actions, subject to certain conditions, including court approval.

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999 another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of Foamex International and its stockholders, originally named as defendants Foamex International, certain of its current and former directors and officers, Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to Foamex International in connection with an attempt by Trace to acquire Foamex International's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing Foamex International to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for Foamex International.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants Foamex International, Trace and certain current and former officers and directors of Foamex
International, on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex

International's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action."

     The Settlements. Under the terms of the agreement in principle to settle the Federal Action, members of the class of shareholders who purchased shares of common stock between May 7, 1998 and April 16, 1999 will receive payments as defined in the agreement. On August 23, 2000, Foamex International and the plaintiffs in the Federal Action enetered into definitive documentation reflecting such settlement, which as noted below, remains subject to court approval. Payment to class members in the Federal Action, along with plaintiffs' lawyers' fees in the Federal Action and the Delaware Action, will be paid directly by Foamex International's insurance carrier on behalf of Foamex International.

     Under the terms of the agreement in principle to settle the Delaware Action, Foamex International agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. Foamex International announced on September 28, 2000, that a new director, Raymond E. Mabus, was elected to the Board of Directors of Foamex International. The settlement of the Delaware Action is subject to the negotiation of a final documentation, which is in process. In the course of these negotiations in November 2000, additional issues were raised by plaintiffs in the Delaware Action, and there is no assurance that the parties to the agreement in principle in the Delaware Action will reach agreement on the final terms of a settlement.

     The settlements of both the Delaware Action (assuming a definitive settlement agreement is reached with plaintiffs) and of the Federal Action are subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against Foamex International and its current and former directors and officers. On September 22, 2000, the court in the Federal Action ordered preliminary approval of the settlement of the Federal Action, and has scheduled a fairness hearing on such settlement for January 11, 2001. The settlements involve no admissions or findings of liability or wrongdoing by Foamex International or any individuals.

Litigation - Breast Implants

     As of November 3, 2000, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 2,922 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, Trace will be unable to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with counsel for Foamex L.P., and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a adverse effect on either Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

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

Environmental

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 2000, Foamex L.P. had accruals of approximately $3.1 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

     Foamex L.P. has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at six sites. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. Foamex L.P. has accruals of $2.1 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

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

     Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, Foamex L.P. believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that would require expenditures not currently anticipated and that may be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Control

     Trace is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $351.1 million of principal was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, Foamex L.P. was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place, however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of Foamex International's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of Foamex International's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, Foamex International announced that it had entered into an Exchange Agreement with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on Foamex International's common stock, rank senior to any future preferred stock issued by Foamex International and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

     These  transactions  were  conditioned  upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated. As a result, Trace no longer owns any shares of Foamex International's common stock and The Bank of Nova Scotia owns approximately 24% of Foamex International's outstanding voting common stock.

Accounting Changes  - Revenue Recognition and Presentation

     The SEC issued SAB No. 101,  which will be effective (as amended by SAB No.
101B) in the fourth quarter of 2000 for Foamex L.P. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including a comprehensive review of the conditions and criteria necessary for revenue recognition. Foamex L.P.'s current accounting policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

customer. Additionally, Foamex L.P. has internal policies and an on-going audit program to support the accounting policy. Based on the review completed to date of the SAB No. 101 requirements, no significant impact is anticipated on the revenue recognition practices of Foamex L.P.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Foamex L.P. has determined, based on the materiality of the amounts involved, that previously reported revenue amounts do not require any reclassifications. All other shipping and handling costs associated with product shipments are reported in cost of goods sold.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     As previously reported, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for all quarters of all fiscal years beginning after June 15, 2000, which is the first calendar quarter of 2001 for Foamex L.P. Foamex L.P. continues to evaluate the impact that the adoption of these SFAS's will have on its results of operations or financial position.

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

Segment Results


                                                       Carpet
                                           Foam        Cushion         Automotive       Technical
                                         Products      Products         Products         Products        Other         Total
                                         --------      --------       -----------       ---------       -------       -------
                                                                      (thousands)
Quarterly period ended September 30, 2000
Net sales                                $134,456      $41,438          $76,242           $27,029       $7,206       $286,371
Income (loss) from operations              15,543       (1,429)           4,065             7,718       (4,024)        21,873
Depreciation and amortization               4,112        1,462            1,198               657        1,378          8,807
Income (loss) from operations as
  a percentage of net sales                 11.6%       (3.4)%             5.3%             28.6%         n.m*           7.6%

Quarterly period ended September 30, 1999
Net sales                                $139,111      $46,030          $83,355           $24,322      $10,001       $302,819
Income (loss) from operations              16,064       (1,080)           7,024             6,573       (5,556)        23,025
Depreciation and amortization               4,141        1,346            1,315               705          770          8,277
Income (loss) from operations as
  a percentage of net sales                 11.5%       (2.3)%             8.4%             27.0%        n.m.*           7.6%



ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

                                                       Carpet
                                           Foam        Cushion         Automotive       Technical
                                         Products      Products         Products         Products        Other         Total
                                         --------      --------       -----------       ---------       -------       -------
                                                                      (thousands)
Year to date period ended September 30, 2000
Net sales                                $392,022     $125,139         $265,981           $80,659      $25,778       $889,579
Income (loss) from operations              43,655       (8,080)          18,818            22,412       (9,173)        67,632
Depreciation and amortization              11,807        4,472            3,595             1,947        2,831         24,652
Income (loss) from operations as
  a percentage of net sales                 11.1%       (6.5)%             7.1%             27.8%         n.m*           7.6%

Year to date period ended September 30, 1999
Net sales                                $403,399     $136,020         $262,936           $69,598      $22,972       $894,925
Income (loss) from operations              41,933       (1,516)          19,849            17,811      (14,141)        63,936
Depreciation and amortization              12,383        3,782            3,784             1,978        1,432         23,359
Income (loss) from operations as
  a percentage of net sales                 10.4%       (1.1)%             7.5%             25.6%        n.m.*           7.1%

* not meaningful

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

Income from Operations

     Net sales for the third quarter of 2000 decreased 5.4% to $286.4 million from $302.8 million in the third quarter of 1999. As discussed on a segment basis below, lower sales were recorded in all segments, except for Technical Products.

     Income from operations for the third quarter of 2000 was $21.9 million, which represented a 5.0% decrease from the $23.0 million recorded during the comparable 1999 period. Results included restructuring and other charges of $2.8 million in 2000 and $3.0 million in 1999. Restructuring and other charges recorded during 2000 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $24.7 million in the third quarter of 2000 compared to $26.0 million in the 1999 third quarter. On this basis, income from operations was 8.6% of net sales in 2000 and in 1999.

     The sales decline coupled with higher raw material costs resulted in the income from operations decrease. Higher oil prices continued to drive raw material cost increases and these increased costs were not fully recovered through selling price increases, improved operating efficiencies and lower selling, general and administrative expenses, discussed below. The gross profit margin was 13.5% in the third quarter of 2000 compared to 13.6% in same quarter of 1999.

     Selling, general and administrative expenses were down 7.5% in the third quarter of 2000 compared to the third quarter of 1999. Contributing to the decrease were lower selling expenses and certain executive compensation expenses. Expenses in 1999 also included certain non-recurring professional fees.

     Foam Products

     Foam Products net sales for the third quarter of 2000 decreased 3.3% to $134.5 million from $139.1 million in the third quarter of 1999. The decrease was primarily attributable to a sales decline in the consumer products market and the loss of sales from Foamex L.P.'s packaging business that was sold in 1999. Partially offsetting the sales declines were selling price increases that became effective during the second quarter of 2000 and an increase in demand for bedding products. The combination of lower sales and higher raw material costs resulted in a 3.2% decrease in income from operations, from $16.1 million in the third quarter of 1999 to $15.5 million in the third quarter of 2000. Income from operations was 11.6% of net sales in 2000, compared to 11.5% in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the third quarter of 2000 decreased 10.0% to $41.4 million from $46.0 million in the third quarter of 1999. Competitive pressures continued in the third quarter of 2000, which resulted in lower sales volumes. The sales decline translated to a $1.4 million loss from operations compared to a $1.1 million loss in the third quarter of 1999.

     Automotive Products

     Automotive Products net sales for the third quarter of 2000 decreased 8.5% to $76.2 million from $83.4 million in the third quarter of 1999. The decline reflected the termination of certain lamination programs that were not fully replaced. Income from operations of $4.1 million in the third quarter of 2000 was down 42.1% compared to $7.0 million in the comparable 1999 period. The combination of lower sales and higher raw material costs resulted in the decrease. Income from operations represented 5.3% of net sales in 2000 and 8.4% in 1999.

     Technical Products

     Favorable market conditions continued to drive sales gains in Technical Products with net sales for the third quarter of 2000 up 11.1% to $27.0 million from $24.3 million in the third quarter of 1999. Income from operations increased 17.4% to $7.7 million in the third quarter of 2000, up from $6.6 million in the third quarter of 1999. Income from operations represented 28.6% of net sales in 2000 compared to 27.0% in 1999.

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from lower net sales from Foamex L.P.'s Mexico City operation. The loss from operations was $4.0 million in the third quarter of 2000 and included a provision of $2.8 million for restructuring and other charges, discussed below. The loss from operations of $5.6 million in the third quarter of 1999 included $3.0 million of restructuring and other charges.

     During the third quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed asset writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for 72 employees. The third quarter of 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $17.8 million in the third quarter of 2000, which represented a 3.3% increase from the 1999 third quarter expense of $17.2 million. The increase primarily reflected higher effective interest rates partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that requires an incremental interest rate margin, as discussed in Note 6 to the condensed consolidated financial statements. During the third quarter of 2000, the interest rate margin was increased another 25 basis points for a cumulative adjustment of 75 basis points. Based on the debt leverage ratio of Foamex L.P. at the end of the third quarter, the cumulative adjustment of 75 basis points will be reset to zero during the fourth quarter.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.3 million for the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Other Income (Expense), Net

     Other expense, net recorded for the third quarter of 2000 totaled $0.5 million and primarily reflected a loss on the disposition of fixed assets.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources and a higher effective tax rate on foreign source income.

Net Income

     Net income for the third quarter of 2000 was down 43.6% to $3.0 million compared to $5.4 million in the third quarter of 1999.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 1999

Income from Operations

     Net sales for the first three quarters of 2000 decreased 0.6% to $889.6 million from $894.9 million for the first three quarters of 1999. The decline in sales primarily reflected lower sales in the Foam Products and Carpet Cushion Products segments. The decrease was partially offset by higher sales in the Automotive Products and Technical Products segments and higher sales from certain Foamex L.P. foreign operations reported in the "Other" segment.

     Income from operations for the first three quarters of 2000 was $67.6 million, 5.8% higher than the $63.9 million recorded during the comparable period in 1999. Results included restructuring and other charges of $5.6 million in 2000 and $10.0 million in 1999. Restructuring and other charges recorded during 2000 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $73.3 million for the first three quarters of 2000 and $73.9 million in the first three quarters of 1999. On this basis, income from operations was 8.2% of net sales in 2000 compared to 8.3% of net sales in 1999.

     During the third quarter of 2000, lower sales and higher raw material cost resulted in lower margins and results. Consequently, improved results during the first half of 2000 were offset. The increase in oil prices continued to drive raw material costs higher and these increased costs were not fully recovered through selling price increases, improved operating efficiencies and lower selling, general and administrative expenses, discussed below. The gross profit margin of 13.0% for the first three quarters of 2000 compared to 13.1% in the comparable 1999 period.

     Selling, general and administrative expenses were down 1.8% in the first three quarters of 2000 compared to the same period in 1999 primarily due to cost savings initiatives implemented during 1999 and lower selling expenses. Partially offsetting these favorable items were increases to the allowance for uncollectible accounts receivables.

     Foam Products

     Foam Products net sales for the first three quarters of 2000 decreased 2.8% to $392.0 million from $403.4 million in the first three quarters of 1999. Lower sales primarily reflected a volume decline in the consumer products market and the loss of sales from Foamex L.P.'s packaging business that was sold in 1999. Despite lower sales, income from operations in the first three quarters of 2000 was up 4.1% to $43.7 million compared to $41.9 million in the first three quarters of 1999. The improvement was primarily generated during the first half of the year. As

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

discussed above, raw material costs continued to increase during the third quarter and previously announced selling price increases and operating efficiencies did not fully recover the increased costs. As a percentage of net sales, income from operations was 11.1% of net sales in 2000 up from 10.4% in 1999. Given the current cost structure, reduced profit margins are anticipated to continue in the short term. Improved results for Foam Products will largely depend on the ability to recover higher raw material costs through selling price increases, combined with a continued focus on operating efficiencies.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first three quarters of 2000 decreased 8.0% to $125.1 million from $136.0 million in the first three quarters of 1999. The sales decline primarily reflected competitive pressures that resulted in lower sales volumes. As a result, a loss from operations of $8.1 million was recorded in the first three quarters of 2000 compared to a loss from operations of $1.5 million in the comparable 1999 period. Any significant improvement in results for Carpet Cushion Products is largely dependent on increased sales volume combined with a continued focus on operating efficiencies.

     Automotive Products

     Automotive Products net sales for the first three quarters of 2000 increased 1.2% to $266.0 million from $262.9 million in the first three quarters of 1999. The increase primarily reflected sales gains for lamination products during the first half of the year. Income from operations decreased 5.2% to $18.8 million in the first three quarters of 2000, from $19.8 million in the comparable 1999 period. The decrease was largely due to lower third quarter results, discussed above. Results in 2000 benefited from the favorable impact of a selling price adjustment. Lower sales levels experienced by Automotive Products in the third quarter of 2000 are anticipated to continue in the short term. Income from operations represented 7.1% of net sales in 2000 and 7.5% of net sales in 1999.

     Technical Products

     Technical Products net sales for the first three quarters of 2000 increased 15.9% to $80.7 million from $69.6 million in the first three quarters of 1999. Income from operations increased 25.8% to $22.4 million in the first three quarters of 2000, up from $17.8 million in the comparable 1999 period. Income from operations represented 27.8% of net sales in 2000 compared to 25.6% in 1999. The improvement reflected favorable market conditions that resulted in sales volume growth and improved operating efficiencies.

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. Improved results for the Mexico City operation is primarily dependent on a continued focus on a higher-value product mix and increased shipments. The loss from operations of $9.2 million in the first three quarters of 2000 included a provision of $5.6 million for restructuring and other charges, discussed below. The loss from operations of $14.1 million in the first three quarters of 1999 included $10.0 million of restructuring and other charges.

     During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million for work force reduction costs that included 27 employees, including certain executives, and employees impacted by the closure of certain operations as a result of a VPF(SM) capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision also included $0.4 million related to changes in estimates to prior year plans.

     During the third quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed asset writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

72 employees. The third quarter of 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

     Foamex L.P. paid $4.5 million during the first three quarters of 2000 for the various restructuring plans recorded as of December 31, 1999 and recorded during the first and third quarters of 2000. As of September 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $7.0 million for plant closures and leases and $2.4 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, Foamex L.P. sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Employees impacted by the third quarter 2000 work force reduction are anticipated to be terminated by the end of 2000. Approximately $1.1 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $52.1 million in the first three quarters of 2000, which represented a 5.3% increase from the comparable 1999 expense of $49.5 million. The increase reflected higher effective interest rates partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that requires an incremental interest rate margin, as discussed in Note 6 to the condensed consolidated financial statements. The additional interest rate margin was 25 basis points in the first quarter of 2000. During the second quarter of 2000, the interest rate margin was increased 25 basis points to a cumulative adjustment of 50 basis points. During the third quarter of 2000, an additional 25 basis point adjustment became effective that resulted in a cumulative adjustment of 75 basis points. Based on the debt leverage ratio of Foamex L.P. at the end of the third quarter, the cumulative adjustment of 75 basis points will be reset to zero during the fourth quarter.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $1.0 million for the first three quarters of 2000.

Other Income (Expense), Net

     Other expense, net recorded for the first three quarters of 2000 totaled $0.9 million and primarily included losses on the disposition of fixed assets.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources and a higher effective tax rate on foreign source income.

Net Income

     Net income for the first three quarters of 2000 was up 1.9% to $13.1 million compared to $12.8 million in the first three quarters of 1999.

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

meet its liquidity requirements. All principal and interest payments were made as scheduled in the first three quarters of 2000. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements; therefore, Foamex International is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Cash and cash equivalents totaled $3.2 million at the end of the third quarter of 2000 compared to $1.6 million at the end of 1999. Working capital at the end of the third quarter of 2000 was $61.3 million and the current ratio was
1.3 to 1 compared to working capital at the end of 1999 of $110.5 million and a current ratio of 1.7 to 1. The decline in working capital primarily reflected an increase in current liabilities, including an increase of $34.4 million in accounts payable and an increase in cash overdrafts of $20.7 million. The increase in accrued employee compensation benefits primarily reflected an increase in the amount of contributions required for a defined benefit pension plan. A corresponding decrease was recorded to long-term other liabilities. Partially offsetting the impact of higher current liabilities was an increase of $19.0 million in accounts receivable.

     Total debt at the end of the third quarter of 2000 was $622.0 million, down $68.1 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

     As of September 30, 2000, there were $101.7 million of revolving credit borrowings, at a weighted average interest rate of 10.75%, under the Foamex L.P. credit facility with $66.9 million available for additional borrowings and $11.4 million of letters of credit outstanding. There were no borrowings by Foamex Canada Inc. ("Foamex Canada") as of September 30, 2000 under Foamex Canada's revolving credit agreement with unused availability of approximately $5.4 million. As of September 30, 2000, Foamex L.P. was in compliance with the financial covenants of its loan agreements.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first three quarters of 2000 was $65.6 million compared to $40.9 million for the first three quarters of 1999. The cash flow increase was primarily due to a net decrease in working capital, as discussed above.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $17.8 million for the first three quarters of 2000. Cash requirements included capital expenditures of $18.5 million, an increase of $1.8 million to the revolving loan to Foamex International, partially offset by $3.6 million of proceeds from the sale of assets. In the first three quarters of 1999, cash flow used for investing activities totaled $11.3 million and included $14.4 million of capital expenditures partially offset by a $2.5 million repayment of a note from Foamex International. Foamex L.P. expects capital expenditures for 2000 to be approximately $25.0 million primarily as a result of the construction of two new VPFSM machines. In addition, Foamex L.P. is continuing to explore the possible implementation of a new ERP software system, but no significant expenditures are anticipated for the balance of 2000.

     Cash Flow from Financing Activities

     Cash used for financing activities was $46.1 million for the first three quarters of 2000 compared to cash used of $29.3 million in the first three quarters of 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000 with borrowings under the Foamex L.P. revolving credit facility. The remaining cash requirements for financing activities primarily reflected other debt repayments, partially offset by a $20.7 million increase in cash overdrafts. Cash used for financing activities in the first three quarters of 1999 was primarily due to net debt repayments and debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 30, 2000 was $3.1 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in Note 9 to Foamex L.P.'s condensed consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 30, 2000, indebtedness with variable interest rates totaled $362.7 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $3.6 million.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

4.14.2 - Certificate of Designations of Series B Preferred Stock of Foamex International was filed as an exhibit to the Form 8-K, dated November 2, 2000, and is incorporated herein by reference.

27     -  Financial  Data Schedule for the year to date period ended  September
          30, 2000.

(b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended September 30, 2000:

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

         Subsequent to quarter end, a report dated November 2, 2000, was filed for Item 5. Other Event, concerning the consummation of an agreement with The Bank of Nova Scotia relating to the shares of Foamex International's voting common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing.

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


                                          FOAMEX L.P.
                                          By: FMXI, Inc.
                                              General Partner


Date:  November 10, 2000                  By: /s/ George L. Karpinski
                                              ------------------------------
                                              George L. Karpinski
                                              Vice President


                                          FOAMEX CAPITAL CORPORATION


Date:  November 10, 2000                  By: /s/ George L. Karpinski
                                              ------------------------------
                                              George L. Karpinski
                                              Vice President