Form 10-K
period 2000-12-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2001-04-02
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                    Commission file number: 1-11432: 1-11436

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

           Delaware                                        05-0475617
           Delaware                                        22-3182164
- ----------------------------------------           ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

1000 Columbia Avenue, Linwood, PA                            19061
- ----------------------------------------           ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

     As  of  March  2,  2001,   there  were  1,000  shares  of  Foamex   Capital
Corporation's common stock outstanding.

     Foamex L.P. and Foamex Capital Corporation meet the conditions set for the in General Instruction (I)(1)(a) and (b) of this Annual Report on Form 10-K and are therefore filing this form with reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                  Page
Part I
         Item  1.     Business                                                                      3
         Item  2.     Properties                                                                   10
         Item  3.     Legal Proceedings                                                            10
         Item  4.     Submission of Matters to a Vote of Security Holders                          13

Part II
         Item  5.     Market for Registrant's Common Equity and
                            Related Stockholder Matters                                            13
         Item  6.     Selected Consolidated Financial Data                                         14
         Item  7.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                          16
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                   28
         Item  8.     Financial Statements and Supplementary Data                                  28
         Item  9.     Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                                 28

Part III
         Item 10.     Directors and Executive Officers of the Registrant                           28
         Item 11.     Executive Compensation                                                       28
         Item 12.     Security Ownership of Certain Beneficial Owners
                            and Management                                                         28
         Item 13.     Certain Relationships and Related Transactions                               28

Part IV
         Item 14.     Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                                                29

         Signatures                                                                                37



The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrants' reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex L.P., a wholly owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 31, 2000, Foamex L.P.'s operations are conducted directly and through its wholly owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico"), and Foamex Asia, Inc. ("Foamex Asia"). As of December 31, 2000, Foamex L.P.'s partners were FMXI, Inc. ("FXMI") with a 2% managing general partnership interest and Foamex International with a 98% limited partnership interest. FMXI is a wholly owned subsidiary of Foamex International.

     References in this Annual Report on Form 10-K to "Foamex L.P." mean Foamex L.P. and, where relevant or applicable, its subsidiaries.

Segments

     General

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry and is one of the largest manufacturers and distributors of flexible polyurethane and advanced polymer foam products in North America. Foamex L.P. has numerous manufacturing facilities dedicated to certain product lines as well as facilities with the capability to support multiple product lines. Each of Foamex L.P.'s business segments has a diverse customer base. Foamex L.P.'s senior executives direct sales efforts for each business segment.

     Business segments are listed below.

     Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
     Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a sister company wholly owned by Foamex International. Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
     Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.
     Other - primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to the other business segments and restructuring and other charges (credits).

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

     Foamex L.P.'s bedding products are sold to mattress manufacturers. Foamex L.P. also supplies cut-to-size seat cushions, back cushions and other pieces to the furniture industry. Furniture foams are sold directly to manufacturers as well as through distributors. The consumer products group sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout North America.

     The development and introduction of value added products continues to be a priority including viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials, and products incorporating Reflex(R). Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using the variable pressure foaming manufacturing process ("VPF(SM)"). High efficiency thermal management foam products for applications in work gloves and outerwear have also been introduced.

     Carpet Cushion Products

     Foamex L.P. manufactures and distributes Carpet Cushion Products, which include prime, rebond, sponge rubber and felt carpet cushion, to Foamex Carpet. Prime carpet cushion is made from polyurethane foam buns. Rebond carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. In accordance with a supply agreement with Foamex Carpet, if requested by Foamex Carpet, Foamex L.P. is required to supply all of Foamex Carpet's requirements for Carpet Cushion Products. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive collection network from the automotive and foam industries on a worldwide basis.

     Automotive Products

     Foamex L.P. is one of the largest suppliers of automotive foam products for the North American operations of original equipment manufacturers ("OEMs"). Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by Foamex L.P. either directly to the manufacturers or indirectly through tier one suppliers. Automotive Products include foam for trim pads, door panel parts, headliners and for acoustical purposes. Products also include flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

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

     Examples of Foamex L.P.'s ability to react to changing industry requirements include its development of thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, Foamex L.P. has introduced surface modification technology ("SMT(R)") and continuous platform cutting ("CPC(SM)") used for vehicle flooring systems. Also, the use of tri-laminates has increased due to the manufacturers' need for significant cost savings and consumer demand for improved aesthetics. Foamex L.P. intends to increase its production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

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

     Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, inkpad reservoirs, high-speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other Technical Products have unique characteristics such as flame retardancy and fluid absorption. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes and cosmetic applications.

     Foamex L.P. uses advertising in trade journals and related media in order to attract customers and, more generally, to increase an awareness of its capabilities for Technical Products. In addition, due to the highly specialized nature of most Technical Products, Foamex L.P.'s research staff works with customers to design, develop and manufacture each product to specification.

     Other

     Other  consists  primarily of certain  manufacturing  operations in Mexico, corporate expenses not allocated to the other business segments and restructuring and other charges (credits). See Note 15 to the consolidated financial statements.

Marketing and Sales

     Foam Products are sold directly by Foamex L.P. to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, Foamex L.P. manufactures and distributes foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture to retail chains such as Wal-Mart, Target, J.C. Penney and Bed Bath & Beyond, Inc. Foamex L.P.'s foam-based consumer products sales efforts are primarily regionally based. In December 2000, Foamex L.P. announced that it was exploring a marketing alliance with Sleep Innovations. Sleep Innovations is a leader in the marketing of foam-based consumer products and if a marketing alliance is established, it is anticipated that Sleep Innovations would direct all marketing efforts. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

     Carpet Cushion Products are sold to Foamex Carpet, which in turn sells to distributors and to major floor covering retail chains such as Home Depot, Sears and CarpetMax. A key focus in 2001 will be increased marketing efforts to commercial product lines.

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

     Foamex L.P.'s Technical Products are used for filtration and reservoiring in a wide variety of applications by companies such as Hewlett-Packard, Lexmark and Briggs & Stratton. Foamex L.P. markets most of its Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. Such fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Foamex L.P.'s specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

International Operations and Export Sales

     Foamex L.P.'s geographical information is included in Note 15 to the consolidated financial statements.

Major Customers

     Sales to Foamex Carpet, reported under Carpet Cushion Products, totaled $165.8 million in 2000, $187.7 million in 1999 and $185.5 million in 1998.
During 2000 and 1999, sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 13.3% and 12.5% of Foamex L.P.'s net sales, respectively. No other unaffiliated customer accounted for more than 10.0% of Foamex L.P.'s net sales during any of the past three years. During the year ended December 31, 2000, net sales to the five largest customers comprised approximately $373.9 million or 32.2% of Foamex L.P.'s net sales. The loss of any one of these customers could have a material adverse effect on Foamex L.P.

Manufacturing and Raw Materials

     As of December 31, 2000, Foamex L.P. conducted its operations at 56 manufacturing and distribution facilities with a total of approximately 7.9 million square feet of floor space. Foamex L.P. believes that its manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service Foamex L.P.'s major customers because of the high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within a 200 to 300 mile radius.

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

     The price of TDI and polyol has historically been cyclical and volatile. The price of these raw materials is influenced by demand, manufacturing capacity and oil prices. Foamex L.P.'s price for TDI and polyol were increased several times during 2000. In response, Foamex L.P. increased selling prices, where possible, for cushioning, automotive and technical foam products depending on the product. The 2000 results were adversely affected by the delays in, and the inability to implement selling price increases to offset the raw material price increases. Foamex L.P. has announced selling price increases during 2001 to offset the additional raw material price increases. However, there can be no assurance that Foamex L.P. will be successful in implementing selling price increases or that competitive pricing pressure will not require Foamex L.P. to adjust selling prices.

     A key raw material used in the manufacture of carpet cushion is scrap foam. Foamex L.P. internally generates a substantial portion of the scrap foam used in the production of rebond carpet cushion from its other operations. Historically, the market price of rebond carpet cushion has fluctuated with the market price of scrap foam.

Employees

     As of December 31, 2000, Foamex L.P. employed approximately 5,500 persons. Approximately 1,650 of these employees are located outside the United States and approximately 775 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates through 2004. Foamex L.P. considers relations with its employees to be good.

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

Research and Development

     Foamex L.P. believes it has a leading research and development capability in the flexible polyurethane foam industry. Foamex L.P.'s primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $2.5 million, $3.3 million and $3.3 million for 2000, 1999 and 1998, respectively.

     Foamex L.P., Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and affiliates of Recticel are current shareholders of Foamex International, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Foamex L.P., Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. Foamex L.P. and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future.

Buyout Proposals - History

     On February 9, 2000, Foamex International announced that it was in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. Foamex International stated that the proposal was subject to a number of conditions, including the buyer's due diligence and the execution of definitive agreements. Foamex International agreed to an exclusive negotiating period ending five business days after deliver of its audited financial statements included in Foamex International's Annual Report on Form 10-K to the prospective buyer. On April 5, 2000, Foamex International announced that discussions with the potential buyer were terminated with no agreement having been reached. Foamex International subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, Foamex International ended discussions with JP Morgan concerning an additional engagement.

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

Foamex International Shareholder and Change in Control Developments

     Trace is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $351.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     On July 31, 2000, Foamex International announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of Foamex International's common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the

"Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock: (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock, (b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

GFI Transaction

     On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions which changed Foamex L.P.'s structure (collectively, the "GFI Transaction"). Prior to the consummation of the GFI Transaction, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc. ("General Felt") with $4.8 million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P.

     No gain was recognized on the GFI Transaction. The net impact of the GFI Transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of Foamex L.P. which are identified as forward-looking, Foamex L.P. notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet cushion production and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, Foamex L.P.'s capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Foamex L.P.

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

ITEM 2.  PROPERTIES

     As of December 31, 2000, Foamex L.P. conducted its operations at 56 manufacturing and distribution facilities. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.3 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 4.6 million square feet. Forty-five of these facilities are located throughout 32 cities in the United States, four facilities are located in Canada and seven facilities are located in Mexico. The 2001 annual base rental with respect to such leased facilities is approximately $11.6 million under leases expiring from 2001 to 2025. Foamex L.P. does not anticipate any problem in renewing or replacing any of such leases expiring in 2001. In addition, Foamex L.P. has approximately 1.5 million square feet of idle space of which approximately 1.1 million is leased.

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

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of Foamex International and its stockholders, originally named as defendants Foamex International, certain of its current and former directors and officers, Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to Foamex International in connection with an attempt by Trace to acquire Foamex International's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing Foamex International to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for Foamex International.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants Foamex International, Trace and certain current and former directors and officers of Foamex
International, on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleged that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint sought class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action."

     The Settlements. On August 23, 2000, Foamex International and the plaintiffs in the Federal Action entered into a settlement agreement providing that members of the class of shareholders who purchased shares between May 7, 1998 and April 16, 1999 would receive payments as defined in the agreement. The court approved the settlement and dismissed the action with prejudice on January 11, 2001, and no appeals were filed. Payments to class members and plaintiffs' lawyers' fees in the Federal Action have been paid directly by Foamex International's insurance carrier on behalf of Foamex International.

     Under the terms of the agreement in principle to settle the Delaware Action, Foamex International agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On September 28, 2000, Foamex International announced that Raymond E. Mabus, Jr. was elected to Foamex International's Board of Directors. On December 21, 2000, Foamex International announced that Virginia
A. Kamsky was elected to Foamex International's Board of Directors. The addition of Mr. Mabus and Ms. Kamsky adds two independent directors and brought the total number of directors to eight. The parties are negotiating the terms of the settlement agreement and related documentation. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

     The settlement of the Delaware Action (assuming a definitive settlement agreement is reached with plaintiffs) is subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against Foamex International and its current and former directors and officers. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by Foamex International or any individuals. If management's assessment of Foamex International's liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex International's consolidated financial position, results of operations and cash flows.

Litigation - Breast Implants

     As of March 21, 2001, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 2,104 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

     Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2000, Foamex L.P. had accruals of approximately $3.1 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. believes that the use of alternative technologies, including VPF(SM), which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     Foamex L.P. has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at six facilities. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. Foamex L.P. has accruals of $2.1 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P. reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     Foamex L.P. has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations.

     On November 14, 2000, the United States Occupational Safety and Health Administration ("OSHA") released the final ergonomics standard ("Ergonomics Standard"), which applies to Foamex L.P., as well as all other employers in the United States, with certain industry specific exclusions. The Ergonomics
Standard addresses musculoskeletal disorders, including those commonly referenced as repetitive motion disorders.

     The Ergonomics Standard is comprehensive, covering essentially all employees of Foamex L.P. in the United States. Although the implementation costs could be significant, in the present form, Foamex L.P. does not believe it will have a negative impact on its competitive position within the industry.

     Subsequent to year-end 2000, a joint resolution by the United States House of Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal has been submitted to the President of the United States for his review and signature.

     On April 10, 1997, the OSHA promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of Foamex L.P.'s manufacturing processes. The phase-in of the standards was completed in 1999 and Foamex L.P. has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact Foamex L.P.'s competitive position.

     Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to six sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case and in the aggregate, the liability of Foamex L.P. is not considered to be significant.

     In 2001 and 2002, capital expenditures for environmental compliance projects are anticipated to be approximately $1.0 million per year. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure relating to all pending environmental matters, including those described herein, Foamex L.P. believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Foamex  L.P.  is  a  privately  held  limited  partnership.   There  is  no
     established public trading market for its securities.

(b) As of December 31, 2000, there were two holders of Foamex L.P.'s equity securities.

(c) Listed below are the net cash receipts in accordance with tax sharing agreements. At December 31, 2000, Foamex L.P. has a receivable of approximately $0.5 million from its partners in accordance with the tax sharing agreement.

                                             Tax Sharing Distributions
                                               2000             1999
                                             --------         --------
                                                    (thousands)
     FMXI                                      $  -             $ (5)
     Foamex International                         -              (12)
                                               ----             ----
                                               $  -             $(17)
                                               ====             ====

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

                                                                            Fiscal Year (1)
                                                       2000          1999            1998        1997 (5)       1996
                                                    ----------    ----------      ----------     --------     --------
                                                                        (thousands)
Statements of Operations Data
   Net sales (2)                                    $1,161,017    $1,190,679      $1,157,751     $945,519     $940,924
   Income (loss) from continuing
   operations (3)                                       13,268        15,581          (5,869)      11,265       53,661

Balance Sheet Data (at period end)
   Total assets                                       $677,561      $698,495        $768,528     $834,068     $586,157
   Total long-term debt, classified as current (4)           -             -         715,817            -            -
   Total long-term debt                                656,168       680,544               -      726,649      392,617
   Partners' equity (deficit)                         (168,907)     (164,591)       (196,037)    (156,302)      12,832

(1) Foamex L.P. changed its fiscal year to the calendar year during 1998. Prior to the change, Foamex L.P. had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented prior to 1998 was comprised of 52 weeks.

(2) As discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, net sales for periods prior to February 28, 1998 reflect a reclassification of certain shipping costs that were billed to customers. The reclassification required shipping costs originally reported in cost of sales to be recognized in net sales, with no impact on income from continuing operations.

(3)  Includes net  restructuring  and other charges  (credits),  as discussed in
     Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         2000 - $6.0 million
         1999 - $10.8 million
         1998 - $(10.1) million
         1997 - $21.1 million
         1996 - $(6.4) million



(4) As of December 31, 1998, Foamex L.P. classified approximately $715.8 million of long-term debt as current, in response to financial conditions at year-end 1998.

(5) The balance sheet data included the estimated fair value of the net assets acquired in the acquisition of Crain Industries, Inc. in December 1997. The income statement data excludes the results of Crain Industries, Inc. from the acquisition date of December 23, 1997, since the effect was insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2000, Foamex L.P.'s operations are conducted directly and through its wholly owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). Business segments are listed below. Segment financial information is included in Note 15 to the consolidated financial statements.

     An executive vice president heads each operating segment. Each vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring charges. Foamex L.P. does not allocate restructuring and other charges to operating segments because many of Foamex L.P.'s facilities produce products for multiple segments.

     Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
     Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a sister company wholly owned by Foamex International Inc. ("Foamex International").
     Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
     Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.
     Other - primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to the other business segments and restructuring and other charges (credits). The restructuring and other charges (credits) amounted to $6.0 million in 2000, $10.8 million in 1999 and $(10.1) million in 1998.

     Foamex L.P.'s sales are primarily to markets in the United States. These sales are impacted by economic conditions in several sectors of the United States economy, including consumer spending, sales of new and existing homes, the overall level of passenger car and light truck production and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

                                                Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other          Total
                                ---------      ---------    -------------   ----------    ----------    -----------
2000                                                                       (thousands)
Net sales                        $512,507     $165,783       $342,386        $106,697       $33,644      $1,161,017
Income (loss) from operations      54,929      (11,661)        22,652          29,287       (11,092)         84,115
Depreciation and amortization      17,615        5,238          5,785           2,663         2,500          33,801
Income (loss) from operations
  as a percentage of net sales      10.7%        (7.0)%          6.6%           27.4%          n.m.(b)         7.2%

1999
Net sales                        $521,377     $187,668       $361,806         $92,180       $27,648      $1,190,679
Income (loss) from operations      54,439          869         22,853          23,048       (17,474)         83,735
Depreciation and amortization      16,390        6,436          4,596           2,564         2,604          32,590
Income (loss) from operations
  as a percentage of net sales      10.4%         0.5%           6.3%           25.0%          n.m.(b)         7.0%





                                                Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other          Total
                                ---------      ---------    -------------   ----------    ----------    -----------
1998                                                                    (thousands)
Net sales (a)                    $559,690     $212,146       $285,190         $79,140       $21,585      $1,157,751
Income (loss) from operations      36,253          (58)        17,319          14,919        (2,925)         65,508
Depreciation and amortization      17,418        5,092          4,582           2,615         1,972          31,679
Income (loss) from operations
  as a percentage of net sales       6.5%         0.0%           6.1%           18.9%          n.m.(b)         5.7%

(a) As discussed below, net sales for periods prior to February 28, 1998 reflect a reclassification of certain shipping costs that were billed to customers. The reclassification required shipping costs originally recorded in cost of sales to be recognized in net sales, with no impact on income from operations. Carpet Cushion Products was the only segment impacted.

(b)  Not meaningful.

Dispositions

     GFI Transaction

     On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions which changed Foamex L.P.'s structure (collectively, the "GFI Transaction"). Prior to the consummation of the GFI Transaction, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc. ("General Felt") with $4.8 million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace International Holdings, Inc. ("Trace"), of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P.

     No gain was recognized on the GFI Transaction. The net impact of the GFI Transaction was an increase in Foamex L.P.'s partners' capital (deficit) of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity.

2000 Compared to 1999

     Net sales for 2000 decreased 2.5% to $1,161.0 million from $1,190.7 million in 1999. The decline in sales primarily reflected a deterioration in market conditions during the second half of 2000. Lower sales were recorded in the Foam Products, Carpet Cushion Products and Automotive Products business segments. The Technical Products segment continued to report strong sales growth and certain Foamex L.P.'s foreign operations reported in the "Other" segment also reported higher sales, which partially offset sales declines in the business segments discussed above.

     Income from operations in 2000 was $84.1 million, 0.5% higher than the $83.7 million recorded during 1999. These results included restructuring and other charges (discussed under "Other" below) of $6.0 million in 2000 and $10.8 million in 1999. Excluding the restructuring and other charges for comparison purposes, income from operations was $90.1 million in 2000, down 4.7% from $94.6 million in 1999. On this basis, income from operations was 7.8% of net sales in 2000 compared to 7.9% of net sales in 1999.

     The decline in income from operations, excluding restructuring and other charges, was largely attributable to the impact of lower sales and higher raw material costs offset by improved operating efficiencies and lower selling, general and administrative expenses, discussed below. Higher oil prices translated into raw material costs increases in 2000 and these higher costs were not fully recovered through selling price increases. The gross profit margin was 12.4% for 2000 compared to 13.0% in 1999.

     Selling, general and administrative expenses were down 9.7% in 2000 compared to 1999. The decrease primarily reflected cost savings initiatives, lower incentive compensation expenses and lower selling expenses.

     Foam Products

     Foam Products net sales for 2000 decreased 1.7% to $512.5 million from $521.4 million in 1999. Lower sales primarily reflected a volume decline in the consumer products market and the loss of sales from Foamex L.P.'s packaging business that was sold in 1999. Income from operations in 2000 was up 0.9% to $54.9 million compared to $54.4 million in 1999. As discussed above, raw material costs continued to increase during the year, and selling price increases and improved operating efficiencies did not fully recover the increased costs. However, reduced selling, general and administrative costs contributed to the overall improvement. As a percentage of net sales, income from operations was 10.7% of net sales in 2000, up from 10.4% in 1999.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2000 decreased 11.7% to $165.8 million from $187.7 million in 1999. The sales decline primarily reflected competitive pressures experienced by Foamex Carpet that resulted in lower sales volumes across all product lines. As a result, a loss from operations of $11.7 million was recorded in 2000 compared to income from operations of $0.9 million in 1999.

     Automotive Products

     Automotive Products net sales for 2000 were $342.4 million, down 5.4% from $361.8 million in 1999. The decrease reflected a slow down in the automotive industry, particularly during the second half of the year. Lower sales translated to a 0.9% decrease in income from operations, from $22.9 million in 1999 to $22.7 million in 2000. Results in 2000 benefited from the favorable impact of a selling price adjustment. Income from operations represented 6.6% of net sales in 2000 and 6.3% of net sales in 1999.

     Technical Products

     Technical Products net sales for 2000 increased 15.7% to $106.7 million from $92.2 million in 1999. Income from operations increased 27.1% to $29.3 million in 2000, up from $23.0 million in 1999. Income from operations represented 27.4% of net sales in 2000 compared to 25.0% in 1999. The improvement reflected favorable market conditions that resulted in sales volume growth and improved operating efficiencies.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. The loss from operations of $11.1 million in 2000 included a provision of $6.0 million for restructuring and other charges, discussed below. The loss from operations of $17.5 million in 1999 included $10.8 million of restructuring and other charges.

     During  2000,   Foamex  L.P.   approved  and   implemented   four  separate
restructuring plans to further rationalize plant operations and to reduce selling, general and administrative expenses.

     Foamex L.P. recorded restructuring charges of $1.7 million for severance costs in connection with the first restructuring plan. This plan reduced Foamex L.P.'s salaried work force by 15 employees, including certain executives of Foamex L.P.

     The second restructuring plan was implemented to rationalize certain plant operations relating to the increase in the VPF(SM) capacity in North Carolina. Foamex L.P. recorded a restructuring charge of $0.7 million associated with this plan. The restructuring charge was comprised of $0.1 million of severance costs in connection with a work force reduction of 12 employees, $0.4 million of lease and plant closure costs and $0.2 million of asset write-downs.

     The third restructuring plan, as amended, was implemented to exit Foamex L.P.'s fiber operations in Indiana. Foamex L.P. recorded a restructuring charge of $1.1 million in connection with this plan which was comprised of less than $0.1 million of severance costs for the work force reduction of seven employees, $0.1 million of lease and plant closure costs and $1.0 million of asset write-downs.

     The fourth restructuring plan was implemented for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Foamex L.P. recorded a restructuring charge of $2.3 million in connection with this plan. The charge was comprised of $0.2 million of severance costs relating to work force reductions of 65 employees, $0.8 million for lease and plant closure costs and $1.3 million for asset write-downs.

     In addition, Foamex L.P. recorded a net restructuring charge of $0.2 million associated with changes in estimates to prior years' restructuring plans. The net charge was comprised of $0.3 million for asset write-downs offset by a credit of $0.1 million relating to severance costs.

     The accrued restructuring balance at December 31, 2000 will be used for payments relating to severance and lease and plant closure costs, including runout costs at the facilities. As of December 31, 2000, all employees subject to the plans have been terminated. Foamex L.P. expects to spend approximately $3.8 million during 2001 with the balance to be spent through 2006, principally for lease runout costs.

     During 1999, Foamex L.P. approved and implemented four restructuring plans to reduce selling, general and administrative costs and to rationalize plant operations.

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

     In connection with the third restructuring plan, Foamex L.P. recorded restructuring charges of approximately $1.7 million relating to the closure of one facility and certain product line rationalizations. The $1.7 million charge was comprised of approximately $0.1 million of severance costs in connection with the work force reductions of 115 employees, $0.1 million of lease and plant closure costs and $1.5 million of asset write-downs.

     In connection with the fourth restructuring plan, Foamex L.P. closed its New York office (see Note 17 to the consolidated financial statements). Foamex L.P. recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

     In addition, Foamex L.P. recorded restructuring charges of approximately $1.1 million relating to changes in estimates to prior years' plans, primarily for the sale of the packaging business in 1999. The $1.1 million charge is comprised of $0.2 million of severance, $1.7 million of lease and plant closure costs, offset by $0.8 million of adjustments for asset write-downs. Foamex L.P. also recorded $0.3 million of other charges relating to rent due from Trace for the New York office prior to its closure.

     Interest and Debt Issuance Expense

     Interest and debt issuance expenses totaled $69.3 million in 2000, which represented a 4.2% increase from 1999 expense of $66.5 million. The impact of higher effective interest rates was partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that required an incremental interest rate margin, as discussed in Note 12 to the consolidated financial statements. The additional interest rate margin was 25 basis points in the first quarter of 2000. During the second quarter of 2000, the interest rate margin was increased 25 basis points to a cumulative adjustment of 50 basis points. During the third quarter of 2000, an additional 25 basis point adjustment became effective that resulted in a cumulative adjustment of 75 basis points. Based on the debt leverage ratio of Foamex L.P. at the end of the third quarter, the cumulative adjustment of 75 basis points was reset to zero during the fourth quarter of 2000. Interest capitalized as a component of the construction costs of plant and equipment totaled $0.8 million in 2000.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $1.7 million in 2000 compared to $0.5 million in 1999. The improved results reflected the growth of the joint venture as it moves beyond the start up phase.

     Other Expense, Net

     Other expense, net in 2000 totaled $1.3 million and primarily consisted of:
$1.3 million loss on the disposal of fixed assets and $0.7 million letter of credit fees offset by $0.6 million of interest income. During, 1999, other expense, net totaled $0.9 million. Partially offsetting income items in 1999 were losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction, discussed in Note 12 to the consolidated financial statements.

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

     Net Income

     Net income for 2000 was down 14.8% to $13.3 million compared to $15.6 million in 1999.

1999 Compared to 1998

     Net sales for 1999 increased 2.8% to $1,190.7 million from $1,157.8 million in 1998. The increase was primarily the result of stronger volume growth in the Automotive Products and Technical Products segments partially offset by sales declines in the Foam Products and Carpet Cushion Products segments.

     Income from operations increased 27.8% to $83.7 million in 1999 from $65.5 million in 1998. Results in 1999 included $10.8 million of restructuring and other charges. In 1998, a net restructuring credit of previously established restructuring accruals increased operating income by $10.1 million. These restructuring and other charges (credits) are discussed further under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations increased 70.8% to $94.6 million in 1999 from $55.4 million in 1998. On this basis, income from operations represented 7.9% of net sales in 1999, up from 4.8% of net sales in 1998. The improvement was primarily due to (i) the increase in net sales, (ii) improved gross profit margins and (iii)
lower selling, general and administrative expenses at both the business unit and corporate levels. Improved gross profit margins resulted primarily from operating efficiencies, the benefits of the first phase of implementation of improved operating practices across a number of Foamex L.P.'s facilities, enhanced raw material utilization and the full year benefits from the consolidation of facilities acquired in connection with the acquisition of Crain Industries, Inc. (the "Crain Acquisition") in December 1997. Lower selling, general and administrative expenses primarily reflected the integration of the Crain Acquisition, staffing reductions in January 1999, elimination of the Trace management fee and the closure of the New York office.

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

     Carpet Cushion Products

     Carpet Cushion Products net sales for 1999 decreased 11.5% to $187.7 million from $212.1 million in 1998 primarily due to lower sales volumes. Competitive pressures in the carpet cushion marketplace contributed to lower sales volumes. Sales volumes were also reduced due to limited production from Foamex L.P.'s Orlando, Florida facility as a result of the 1998 fire. Income from operations for 1999 increased to $0.9 million from a loss of $0.1 million in 1998. Income from operations continued to be impacted by lower sales volumes and the Orlando fire, which increased product transportation costs as the fulfillment process was shifted to less geographically optimal facilities. The Orlando, Florida carpet cushion line was brought back on stream and operational in the fourth quarter of 1999. These effects were partially offset by lower expenses associated with the rationalization associated with the Crain Acquisition. Results in 1998 were impacted by a $1.0 million charge associated with the Orlando, Florida fire and costs related to the Crain Acquisition transition of $0.9 million.

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

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges (credits). The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. The loss from operations in 1999 was primarily associated with the $10.8 million of restructuring and other charges discussed below. The loss from operations in 1998 included $10.1 million of net restructuring credits discussed below. The loss from operations for 1998 was impacted by accounts receivable and inventory write downs of approximately $8.5 million at the Mexico City facility and start up costs of $2.5 million for Foamex L.P.'s Asian joint venture.

     Restructuring and other charges for 1999 amounted to $10.8, as discussed previously.

     In 1998, net restructuring credits were approximately $10.1 million, which reflect a $14.8 million reversal of prior year's restructuring plans, offset by other charges of $4.7 million. The $4.7 million was comprised of a $2.4 million reserve for net receivables due from Trace and a $2.3 million of impaired cost in excess of assets acquired associated with a foreign facility. However, these charges were offset by a $14.8 million restructuring credit associated with modifications to the 1997 restructuring plan. The $14.8 million credit reflected the reversal of $10.2 million of fixed asset write-downs, $3.5 million of plant closure and lease obligations and $1.1 million of personnel reductions.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $66.5 million in 1999, slightly higher than the 1998 expense of $66.1 million. The benefit of lower average debt levels was offset by higher effective interest rates and increased amortization expense related to additional debt issuance costs paid during 1999.

     Other Expense, Net

     Other expense, net totaled $0.9 million and was primarily due to losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction. Interest income totaled $2.2 million in 1999.

     Other expense, net for 1998 primarily consists of: $3.0 million of foreign currency losses in Mexico; $2.5 million of fees and costs related to the GFI Transaction; and other expenses offset by approximately $3.4 million of interest income.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Income (Loss) Before Extraordinary Loss

     Income (loss) before extraordinary loss increased to $15.6 million for 1999 as compared to a loss of $5.9 million in 1998. The increase is primarily due to improved operating results during 1999 as compared to 1998, as discussed above.

     Extraordinary Loss

     The extraordinary loss on the early extinguishment of debt in 1998 was $3.2 million. The charge primarily reflected the write-off of debt issuance costs in connection with the GFI Transaction.

Business Outlook

     The coming year presents a number of challenges for Foamex L.P. Although the domestic economy is clearly not as strong as in recent years, Foamex L.P. believes improved results are attainable. In Foam Products, reduced profit margins are anticipated to continue, given the current cost structure. Any improvement in profit margins for Foam Products will largely depend on the ability to implement selling price increases to recover higher raw material costs and higher transportation costs, combined with a continued focus on operating efficiencies. In Carpet Cushion Products, the introduction by Foamex Carpet of new products and marketing strategies, including expansion of commercial applications, will be a key to improving results in the coming year. In Automotive Products, the slow down in the automotive industry is anticipated to continue in the short term and will continue to limit results. Improved results for the Mexico City operation, reported in Other, is primarily dependent on a continued focus on a higher-value product mix and increased shipments. Technical Products are anticipated to continue their growth trend and results for the business segment should help to offset the impact of the unfavorable business conditions discussed above.

     The effective start up of two new VPF(SM) facilities and the conversion to other production technologies to comply with new emission standards, effective in the fourth quarter of 2001, will be also a key success factor.

     Results in 2001 should also benefit from continued growth and results from Foamex L.P.'s joint venture in Asia and from lower interest expense resulting from anticipated debt reduction and anticipated lower effective interest rates, discussed below.

Liquidity and Capital Resources

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Based on the business outlook discussed above, Foamex L.P. believes that cash flow from its operating activities, cash on hand and periodic borrowings under its credit facility, discussed below, will be adequate to meet its liquidity requirements. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements; therefore, Foamex International is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Cash and cash equivalents totaled $2.9 million at the end of 2000 compared to $1.6 million at the end of 1999. Working capital at the end of 2000 was $109.5 million compared to working capital at the end of 1999 of $110.5 million. The current ratio was 1.7 to 1 at year-end 2000 and 1999. The increase in accrued employee compensation and benefits primarily reflects an increase in the amount of contributions required for the Foamex L.P. defined benefit pension plan in the United States.

     Total debt at the end of 2000 was $664.5 million, down $25.5 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

     Cash Flow from Operating Activities

     Cash provided by operating activities in 2000 was $46.7 million compared to $58.1 million in 1999. The cash flow decrease primarily reflected lower results and an increase in retirement benefit funding. Working capital and other requirements were relatively comparable for the two years.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $22.5 million in 2000. Cash requirements for capital expenditures were $22.8 million, partially offset by $4.0 million of proceeds from the sale of assets. In 1999, cash flow used for investing activities totaled $15.8 million primarily for $19.4 million of capital expenditures partially offset by a $2.5 million repayment of a note receivable from Foamex International and $1.5 million of proceeds from Foamex L.P.'s packaging business. Foamex L.P. expects capital expenditures for 2001 to be approximately $17.0 million, which includes the completion of a fourth VPF(SM) facility. In addition, Foamex L.P. is continuing to explore the possible implementation of a new ERP software system, but no significant expenditures are anticipated for the balance of 2001.

     Cash Flow from Financing Activities

     Cash used for financing activities was $22.9 million in 2000 compared to cash used of $43.8 million in 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000 with borrowings under the Foamex L.P. revolving credit facility. The remaining cash requirements for financing activities primarily reflected other debt repayments. Cash used for financing activities in 1999 was primarily due to net debt repayments, net distributions paid to partners and costs incurred to amend certain financing agreements.

     Financial Condition

     Based on the business outlook discussed above, coupled with forecasted capital expenditures in 2001 of approximately $17.0 million, Foamex L.P.'s targeted debt reduction is approximately $35.0 million in the coming year.

     The Foamex L.P. Credit Facility contains certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the Foamex L.P. Credit Facility. Management's current business plan for Foamex L.P. anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plan is necessary for compliance with the various financial covenants in 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, Foamex L.P. will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

     Foamex L.P. Credit Facility

     At December 31, 2000, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks which provided for a revolving credit facility commitment of $177.5 million and three term loans with an outstanding balance totaling $248.8 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International, as discussed below. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003. On January 2, 2001, the revolving credit facility commitment was $175.0 million with the fourth quarter 2000 reduction applied on January 2nd because the last day of 2000 was a Sunday.

     Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (see Note 12 to the consolidated financial statements); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

     In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1 to the consolidated financial statements. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at year-end 2000 and 1999.

     At year-end 2000, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified above. The effective interest rates for the Foamex L.P. Credit Facility at the end of 2000 ranged between 10.31% and 10.69%.

     Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There were no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, a 25 basis point adjustment will be applicable for the calculation of interest in 2001, effective upon delivery of the financial statements to the lenders.

     Available borrowings under the revolving credit facility totaled $10.5 million at year-end 2000. Letters of credit outstanding at December 31, 2000 totaled $21.1 million.

     As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. There was no required prepayment at year-end 2000. The prepayment amount determined 1999 was $13.3 million and was financed through revolving loans under the facility. The 1999 required payment was made during the second quarter of 2000.

Buyout Proposals - History

     On February 9, 2000, Foamex International announced that it was in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. Foamex International stated that the proposal was subject to a number of conditions, including the buyer's due diligence and the execution of definitive agreements. Foamex International agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in Foamex International's Annual Report on Form 10-K to the prospective buyer. On April 5, 2000, Foamex International announced that discussions with the potential buyer were terminated with no agreement having been reached. Foamex International subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, Foamex International ended discussions with JP Morgan concerning an additional engagement.

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

Foamex International Shareholder and Change in Control Developments

     Trace is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. The Foamex Credit Facility pursuant to which approximately $351.1 million of principal was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, Foamex International was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above.

     On July 31, 2000, Foamex International announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of Foamex International's common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

Environmental and Health and Safety Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. Liabilities recorded by Foamex L.P. in connection with environmental matters as of December 31, 2000 totaled $3.1 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in the consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a significant adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

     On November 14, 2000, the United States Occupational Safety and Health Administration ("OSHA") released the final ergonomics standard ("Ergonomics Standard"), which applies to Foamex L.P., as well as all other employers in the United States, with certain industry specific exclusions. The Ergonomics
Standard addresses musculoskeletal disorders, including those commonly referenced as repetitive motion disorders.

     The Ergonomics Standard is comprehensive, covering essentially all employees of Foamex L.P. in the United States. Although the implementation costs could be significant, in the present form, Foamex L.P. does not believe it will have a negative impact on the its competitive position within the industry.

     Subsequent to year-end 2000, a joint resolution by the United States House of Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal has been submitted to the President of the United States for his review and signature.

Inflation and Other Matters

     On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, Foamex L.P. believes it has the flexibility in operations and capital structure to maintain a competitive position. In recent years, results of operations were adversely affected by raw material cost increases. The price of the two principal chemicals used, TDI and polyol, is influenced by demand, manufacturing capacity and oil prices. Results for 2000 were negatively impacted by higher transportation costs related to oil price increases and higher costs for raw materials. Foamex L.P. attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that Foamex L.P. will be successful in implementing selling price increases or that competitive pricing pressure will not require Foamex L.P. to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the inability of Foamex L.P. to implement, selling price increases to offset raw material cost increases.

Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, was effective as of January 1, 2000 and was adopted in the fourth quarter of 2000. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable. Based on the review of the SAB No. 101 requirements, no significant impact was incurred or anticipated on the revenue recognition practices of Foamex L.P.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Foamex L.P. has determined that a portion of shipping costs billed to certain customers prior to February 28, 1998 required a reclassification from costs of sales to revenue. Accordingly, net sales for 1998 in the consolidated statements of operations reflect the reclassification required. On a segment basis, the Carpet Cushion Products was the only business segment impacted and net sales for 1998 reflect the reclassification required. All other shipping and handling costs associated with product shipments are reported in cost of goods sold.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for Foamex L.P. in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, Foamex L.P. did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements will not have a significant impact on the results of operations or financial position of Foamex L.P. The adoption of the statements will require a reclassification in the consolidated balance sheets, effective in 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities will be reclassified to accumulated other comprehensive loss under partners' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years, as discussed in Note 12 to the consolidated financial statements. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 31, 2000, indebtedness with variable interest rates totaled $405.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1%, interest expense would increase by approximately $4.1 million; concomitantly in fact interest rates have decreased by 150 basis points for a potential savings in excess of $6.0 million for the year 2001.

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

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements and Schedule

       Foamex L.P. and Subsidiaries
         Report of Independent Accountants                                                                      F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999                                           F-3
         Consolidated Statements of Operations for the years 2000, 1999 and 1998                                F-5
         Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998                                F-6
         Consolidated Statements of Partners' Deficit for the years 2000, 1999 and 1998                         F-7
         Notes to Consolidated Financial Statements                                                             F-8
       Foamex Capital Corporation
         Report of Independent Accountants                                                                     F-36
         Balance Sheets as of December 31, 2000 and 1999                                                       F-37
         Notes to Balance Sheets                                                                               F-38
       Foamex L.P. and Subsidiaries Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts                                                        S-2

(b)    Reports on Form 8-K.

          A report, dated November 2, 2000, was filed for Item 5. Other Events, concerning the consummation of an agreement with The Bank of Nova Scotia relating to the shares of Foamex International's voting common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankrutpcy filing.

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

3.7.2(cc)    -  Certificate  of  Incorporation  of Foamex Carpet  Cushion,  Inc.
             ("Foamex Carpet").
3.8(a)       - By-laws of Foamex International.
3.8.1(cc)    - By-laws of Foamex Carpet.
4.1.1(d)     - Indenture,  dated as of June 12, 1997,  by and among Foamex L.P.,
             FCC,  the  Subsidiary  Guarantors  and  The  Bank of New  York,  as
             trustee, relating to $150,000,000 principal amount of 9 7/8% Senior
             Subordinated  Notes due 2007 (the "9 7/8%  Notes"),  including  the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(v)     - First  Supplemental  Indenture,  dated as of December  23,  1997, between  Foamex LLC ("FLLC") and The Bank of New York,  as trustee, relating to the 9 7/8% Notes.
4.1.3(x)     - Second  Supplemental  Indenture,  dated as of February  27, 1998, among Foamex L.P. and FCC, as joint and several  obligors,  General
             Felt,  Foamex  Fibers,   Inc.  ("Foamex  Fibers"),   and  FLLC,  as
             withdrawing  guarantors,  and The  Bank of New  York,  as  trustee, relating to the 9 7/8% Notes.
4.1.4(d)     - Registration Rights Agreement,  dated as of June 12, 1997, by and among Foamex L.P., FCC, General Felt, Foamex Fibers, and all future direct or indirect domestic subsidiaries of Foamex L.P. or FCC, and
             Donaldson,  Lufkin  &  Jenrette  Securities  Corporation,   Salomon
             Brothers Inc. and Scotia Capital Markets, as Initial Purchasers.
4.2.1(v)     - Indenture,  dated as of December  23,  1997,  by and among Foamex
             L.P.,  FCC, the Subsidiary  Guarantors,  Crain Holdings  Corp.,  as
             Intermediate  Obligator,  and The  Bank of New  York,  as  trustee,
             relating  to  $98,000,000   principal  amount  of  13  1/2%  Senior
             Subordinated  Notes due 2005 (the "13 1/2%  Notes"),  including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)     - First  Supplemental  Indenture,  dated as of February  27,  1998, among Foamex L.P. and FCC, as joint and several  obligors,  General
             Felt,  Foamex Fibers and FLLC,  as  withdrawing  guarantors,  Crain
             Industries, Inc., as withdrawing Intermediate Obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Notes.
4.3(x)       - Discharge of  Indenture,  dated as of February  27, 1998,  by and among Foamex L.P.,  General Felt,  Foamex  International  and State
             Street Bank and Trust Company,  as trustee,  relating to the 9 1/2%
             Senior Secured Notes due 2000.
4.4.2(x)     - Second Amended and Restated Foamex International Guaranty,  dated as of February 27, 1998, made by Foamex  International  in favor of
             Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)     - Amended and Restated Partnership  Guaranty,  dated as of February
             27,  1998,  made  by  FMXI in  favor  of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.4(p)     - Foamex  Guaranty,  dated as of June 12, 1997, made by Foamex L.P.
             in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(p)     - Subsidiary  Guaranty,  dated as of June 12, 1997,  made by Foamex
             Latin  America,  Inc. in favor of Citicorp USA, Inc., as Collateral
             Agent.
4.4.6(p)     - Subsidiary  Guaranty,  dated as of June 12, 1997,  made by Foamex
             Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.7(p)     - Subsidiary  Guaranty,  dated as of June 12, 1997,  made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p)     - Subsidiary  Guaranty,  dated as of June 12, 1997,  made by Foamex
             Mexico II, Inc.  in favor of  Citicorp  USA,  Inc.,  as  Collateral
             Agent.
4.4.9(p)     - Subsidiary  Guaranty,  dated as of June 12, 1997,  made by Foamex
             Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.10(p)    - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by
             FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p)    - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by
             Foamex  Latin  America,  Inc. in favor of Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.12(p)    - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by
             Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as Collateral
             Agent.
4.4.13(p)    - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by
             Foamex  Mexico,  Inc. in favor of Citicorp USA, Inc., as Collateral
             Agent.
4.4.14(p)    - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by
             Foamex  Mexico  II,  Inc.  in  favor  of  Citicorp  USA,  Inc.,  as
             Collateral Agent.

4.4.15(p)    - Foamex  Security  Agreement,  dated as of June 12, 1997,  made by
             Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex  Latin  America,  Inc. in favor of Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.17(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex  Mexico,  Inc. in favor of Citicorp USA, Inc., as Collateral
             Agent.
4.4.18(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex  Mexico  II,  Inc.  in  favor  of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.19(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as Collateral
             Agent.
4.4.20(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r)    - Foamex  Pledge  Agreement,  dated as of June  12,  1997,  made by
             Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w)    - First Amendment to Foamex Pledge Agreement,  dated as of December
             23,  1997,  by Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.23(w)    -  First  Amendment  to  Foamex  Security  Agreement,  dated  as of
             December 23, 1997, by Foamex L.P. in favor of Citicorp  USA,  Inc., as Collateral Agent.
4.4.24(w)    - First Amendment to Foamex Patent Agreement,  dated as of December
             23,  1997,  by Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.25(w)    - First  Amendment to  Trademark  Security  Agreement,  dated as of
             December 23, 1997, by Foamex L.P. in favor of Citicorp  USA,  Inc., as Collateral Agent.
4.4.26(w)    -  Acknowledgment  of  Guaranty  by  each  of the  guarantors  to a
             Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)    - First  Amendment  to Pledge  Agreement,  dated as of December 23,
             1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)    - Crain Industries,  Inc. ("Crain") Guaranty,  dated as of December
             23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)    - Partnership Pledge Agreement, dated as of February 27, 1998, made by Foamex International and FMXI in favor of Citicorp USA, Inc., as
             Collateral Agent.
4.4.30(bb)   -  Amendment   No.  1  to  Second   Amended  and  Restated   Foamex
             International Guaranty, dated March 11, 1999.
4.4.31(bb)   - Amendment No. 1 to Foamex International Guaranty, dated March 12,
             1999.
4.4.32(dd)   - Foamex  Patent  Agreement,  dated as of June 12, 1997,  by Foamex
             L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.33(dd)   -  Trademark  Security  Agreement,  dated as of June 12,  1997,  by
             Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.34(ee)   - Amended and Restated  Foamex Pledge  Agreement,  dated as of June
             30, 1999 made by Foamex L.P.  in favor of Citicorp  U.S.A.  Inc. as
             Collateral Agent.
4.4.35(ee)   - Amended and Restated  Partnership  Pledge Agreement,  dated as of
             June 30, 1999 by FMXI and Foamex International in favor of Citicorp
             USA Inc. as FII Intercreditor Collateral Agent.
4.5          - Commitment letter, dated October 31, 2000,  from The Bank of Nova
             Scotia to Foamex Canada Inc.
4.6(a)       -  Subordinated  Promissory  Note,  dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").
4.7(a)       - Marely Loan Commitment Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)       - DLJ Loan Commitment Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.9.1(p)     - Promissory Note, dated June 12, 1997, in the aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p)     - Promissory Note, dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.

4.10.1(x)    - Credit  Agreement,  dated as of February 27,  1998,  by and among
             Foamex Carpet,  the institutions from time to time party thereto as lenders,  the  institutions  from  time to time  party  thereto  as issuing  banks and Citicorp  USA, Inc. and The Bank of Nova Scotia, as administrative agents.
4.10.2(x)    - Foamex  International  Guaranty,  dated as of February  27, 1998, made by Foamex  International  in favor of Citicorp  USA,  Inc., as
             Collateral Agent.
4.10.3(x)    - Foamex International  Pledge Agreement,  dated as of February 27,
             1998, made by Foamex  International in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x)    - New GFI Security  Agreement,  dated as of February 27, 1998, made by Foamex  Carpet in favor of Citicorp  USA,  Inc.,  as  Collateral
             Agent.
4.10.5(x)    - New GFI Intercreditor  Agreement,  dated as of February 27, 1998,
             by  and  among  Foamex  Carpet,   The  Bank  of  Nova  Scotia,   as
             Administrative  Agent,  and Citicorp USA,  Inc., as  Administrative
             Agent and Collateral Agent.
4.10.6(x)    - FII  Intercreditor  Agreement,  dated as of February 27, 1998, by and  between  Foamex  International  and  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.10.9(dd)   - Amendment No. 1 to Foamex Carpet Credit Agreement,  dated October
             30, 1998.
4.10.10(bb)  - Amendment No. 2 to Foamex Carpet  Credit  Agreement,  dated March
             12, 1999.
4.10.11(ee)  - Foamex L.P. Credit Agreement, dated June 12, 1997, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P.,  FMXI,  the  institutions  from time to time party thereto as lenders,  the institutions  from time to time party  thereto as issuing  banks and Citicorp USA, Inc. and the Bank of Nova Scotia as Administrative Agents.
4.10.12(ee)  - Amendment No. 3 to Foamex Carpet Credit Agreement, dated June 30,
             1999.
4.10.13(ee)  - Foamex International Pledge Agreement,  dated June 30, 1999, made by Foamex  International  in favor of Citicorp  U.S.A.  Inc. as FII
             Intercreditor Collateral Agent.
4.10.14(gg)  -  Amendment  No. 1 to the  Foamex  L.P.  Credit  Agreement,  dated
             December 23, 1999,  as amended and restated as of February 27, 1998 as further  amended and  restated as of June 29, 1999 among  Foamex
             L.P.,  FMXI,  the  institutions  from time to time party thereto as lenders,  the  institutions  from  time to time  party  thereto  as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as
             Administrative Agents.
4.10.15(hh)  -  Amendment  No. 2 to the  Foamex  L.P.  Credit  Agreement,  dated
             February 16, 2000,  as amended and restated as of February 27, 1998 as further  amended and  restated as of June 29, 1999 among  Foamex
             L.P.,  FMXI,  the  institutions  from time to time party thereto as lenders,  the  institutions  from  time to time  party  thereto  as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as
             Administrative Agents.
4.11.1(x)    -  Promissory  Note of Foamex L.P. in favor of Foam  Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)    - Promissory  Note of Foamex Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.
4.12.2(bb)   - Amendment to  Promissory  Note of Foamex  Carpet in favor of Foam
             Funding LLC dated March 15, 1999.
4.12.3(ee)   -  Amendment  to  Promissory  Note of Foamex  L.P. in favor of Foam
             Funding LLC dated as of June 30, 1999.
4.12.4(ee)   - Amendment to  Promissory  Note of Foamex  Carpet in favor of Foam
             Funding LLC dated as of June 30, 1999.
4.13(dd)     - Waiver, dated as of April 15, 1999 to the Credit Agreement, dated as of February 27,  1998,  among Foamex  Carpet,  the  institutions party thereto as Lenders, the institutions party thereto as Issuing
             Banks,  and  Citicorp  USA,  Inc.  and The Bank of Nova  Scotia  as
             Administrative Agents.
4.13.1(gg)   - Waiver,  dated as of April 15, 1999 to the Promissory Note, dated as of February 27, 1998,  payable by Foamex  Carpet to Foam Funding
             LLC.
4.13.2(gg)   - Waiver,  dated as of May 6, 1999 to the Promissory Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam Funding LLC.
4.14.1(gg)   - Revolving Note of Foamex International in favor of Foamex L.P. in the principal amount of $2,490,000, dated as of October 20, 1999.

4.14.2(hh)   - Certificate of Designations of Series B Preferred Stock of Foamex
             International, dated as of November 2, 2000.
10.1.1(p)    - Amendment to Master Agreement,  dated as of June 5, 1997, between
             Citibank, N.A. and Foamex L.P.
10.1.2(p)    -  Amended  Confirmation,  dated  as  of  June  13,  1997,  between
             Citibank, N.A. and Foamex L.P.
10.1.3(w)    - Amended  Confirmation,  dated as of  February  2,  1998,  between
             Citibank, N.A. and Foamex L.P.
10.2(h)      -  Reimbursement  Agreement,  dated as of March 23,  1993,  between
             Trace Holdings and General Felt.
10.3(h)      - Shareholder  Agreement,  dated December 31, 1992, among, Recticel
             s.a.  ("Recticel"),  Recticel  Holding  Noord  B.V.,  Foamex  L.P.,
             Beamech Group Limited,  LME-Beamech,  Inc.,  James Brian Blackwell,
             and Prefoam AG relating to foam technology-sharing arrangement.
10.4.1(k)    - Asset Transfer  Agreement,  dated as of October 2, 1990,  between
             Trace Holdings and Foamex L.P. (the "Trace  Holdings Asset Transfer
             Agreement").
10.4.2(k)    - First  Amendment,  dated as of December  19,  1991,  to the Trace
             Holdings Asset Transfer Agreement.
10.4.3(k)    - Amended and  Restated  Guaranty,  dated as of December  19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)    - Asset Transfer  Agreement,  dated as of October 2, 1990,  between
             Recticel Foam  Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
             Transfer Agreement").
10.5.2(k)    - First Amendment,  dated as of December 19, 1991, to the RFC Asset
             Transfer Agreement.
10.5.3(k)    -  Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the "5.03
             Protocol").
10.5.4(h)    - The 5.03 Protocol Assumption  Agreement,  dated as of October 13,
             1992, between RFC and Foamex L.P.
10.5.5(h)    - Letter  Agreement  between Trace Holdings and Recticel  regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)      - Supply  Agreement,  dated June 28, 1994,  between Foamex L.P. and
             Foamex International.
10.7.1(l)    - First  Amended and  Restated Tax Sharing  Agreement,  dated as of
             December 14, 1993,  among Foamex L.P.,  Trace Foam, FMXI and Foamex
             International.
10.7.2(d)    - First  Amendment  to  First  Amended  and  Restated  Tax  Sharing
             Agreement,  dated as of June 12,  1997,  by and among  Foamex L.P.,
             Foamex International, FMXI and Trace Foam.
10.7.3(w)    - Second  Amendment  to First  Amended  and  Restated  Tax  Sharing
             Agreement, dated as of December 23, 1997, by and among Foamex L.P.,
             Foamex International, FMXI, and Trace Foam.
10.7.4(y)    - Third  Amendment  to  First  Amended  and  Restated  Tax  Sharing
             Agreement,  dated as of February  27, 1998,  by and between  Foamex
             L.P., Foamex International and FMXI.
10.8.1(m)    - Tax  Distribution  Advance  Agreement,  dated as of December  11,
             1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d)    - Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as
             of  June  12,  1997,   by  and  between   Foamex  L.P.  and  Foamex
             International.
10.9.1(h)    - Trace Foam  Management  Agreement  between  Foamex L.P. and Trace
             Foam, dated as of October 13, 1992.
10.9.2(l)    -  Affirmation  Agreement  re:  Management  Agreement,  dated as of
             December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)    - First  Amendment to  Management  Agreement,  dated as of June 12,
             1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k)   - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k)   - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)   - Equity Growth Participation Program.
10.10.4(o)   - The Foamex L.P.  Salaried  Pension Plan  (formerly.  "The General
             Felt  Industries,  Inc.  Retirement Plan for Salaried  Employees"),
             effective as of January 1, 1995.
10.10.5(u)   - The  Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The  Foamex
             Products  Inc.  Hourly  Employee   Retirement  Plan"),  as  amended
             December 31, 1995.
10.10.6(u)   - Foamex L.P.'s 401(k) Savings Plan effective October 1, 1997.
10.10.7(ff)  - Foamex  International's  Amended and  Restated  1993 Stock Option
             Plan.
10.10.8(a)   - Foamex International's Non-Employee Director Compensation Plan.

10.11.1(o)   -  Employment  Agreement,  dated as of  February  1,  1994,  by and between Foamex L.P. and William H. Bundy.
10.11.2(dd)  - Employment Agreement,  dated as of March 16, 1999, by and between
             Foamex International and John G. Johnson, Jr.
10.11.3(jj)  - Employment  Agreement,  amended effective as of January 29, 2001, by and between Foamex International and John Televantos.
10.12.1(a)   - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)   - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)     - Warrant  Agreement,  dated as of June 28,  1994,  by and  between
             Foamex International and Shawmut Bank.
10.14(o)     - Stock Purchase  Agreement,  dated as of December 23, 1993, by and
             between   Transformacion   de  Espumas  u   Fieltros,   S.A.,   the
             stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)   - Asset  Purchase  Agreement,  dated as of August 29, 1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.15.2(s)   -  Addendum  to Asset  Purchase  Agreement,  dated as of October 1,
             1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The
             Dixie Group.
10.16.1(x)   - Supply  Agreement,  dated as of February 27, 1998, by and between
             Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)   - Administrative Services Agreement, dated as of February 27, 1998, by and between  Foamex L.P. and General Felt (as assigned to Foamex
             Carpet).
10.17(y)     - Tax Sharing  Agreement,  dated as of February 27,  1998,  between
             Foamex International and Foamex Carpet.
10.18.1(w)   - Joint  Venture  Agreement  between  Hua Kee  Company  Limited and
             Foamex Asia, Inc., dated as of July 8, 1997.
10.18.2(w)   - Loan Agreement  between Hua Kee Company  Limited and Foamex Asia,
             Inc., dated as of July 8, 1997.
21           - Subsidiaries of registrant.
- ----------------------------

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

(ee) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 30, 1999.

(ff) Incorporated herein by reference to the Exhibit to Foamex International's definitive proxy statement dated May 31, 2000.

(gg) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the fiscal year ended December 31, 1999.

(hh) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarter ended March 31, 2000.

(ii) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on July 31, 2000.

(jj) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the fiscal year ended December 31, 2000.

     Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March 2001.

                                          FOAMEX L.P.
                                          By: FMXI, Inc.
                                              General Partner


                                          By: /s/ George L. Karpinski
                                              ----------------------------
                                              Name:  George L. Karpinski
                                              Title: Vice President


                                          FOAMEX CAPITAL CORPORATION


                                          By: /s/ George L. Karpinski
                                              ----------------------------
                                              Name:  George L. Karpinski
                                              Title: Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and as of the dates indicated:

Signature                               Title                          Date


/s/ Marshall S. Cogan              Director of FMXI and FCC      March 30, 2001
- ------------------------
    Marshall S. Cogan



/s/ John Televantos                Director of FMXI and FCC      March 30, 2001
- ------------------------
    John Televantos

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Registrants
Foamex L.P.
   Report of Independent Accountants                                                                   F-2
   Consolidated Balance Sheets as of December 31, 2000 and 1999                                        F-3
   Consolidated Statements of Operations for the years 2000, 1999 and 1998                             F-5
   Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998                             F-6
   Consolidated Statements of Partners' Deficit for the years 2000, 1999 and 1998                      F-7
   Notes to Consolidated Financial Statements                                                          F-8

Foamex Capital Corporation
   Report of Independent Accountants                                                                   F-36
   Balance Sheets as of December 31, 2000 and 1999                                                     F-37
   Notes to Balance Sheets                                                                             F-38

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Foamex L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' deficit and cash flows present fairly, in all material respects, the financial position of Foamex L.P. and its subsidiaries, an indirect wholly owned subsidiary of Foamex International Inc. ("Foamex International"), at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for each of the three years in the period ended December 31, 2000 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of Foamex L.P.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12, during the year ending December 31, 2001, Foamex L.P.'s financial debt covenants, with which Foamex L.P. must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 12.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 30, 2001

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,           December 31,
ASSETS                                                                                    2000                   1999
                                                                                      ------------           ------------
                                                                                                  (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                            $  2,887               $  1,573
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $6,458 and $5,310                                         134,478                128,929
    Accounts receivable from related parties                                               12,483                 16,717
    Inventories                                                                            96,673                 93,812
    Other current assets                                                                   20,569                 21,541
                                                                                         --------               --------

            Total current assets                                                          267,090                262,572
                                                                                         --------               --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                              6,805                  6,947
    Buildings and leasehold improvements                                                   99,312                 98,098
    Machinery, equipment and furnishings                                                  249,975                246,392
    Construction in progress                                                               21,640                 14,598
                                                                                         --------               --------

            Total                                                                         377,732                366,035

    Less accumulated depreciation and amortization                                       (175,260)              (154,720)
                                                                                         --------               --------

       Property, plant and equipment, net                                                 202,472                211,315

COST IN EXCESS OF ASSETS ACQUIRED, net of
accumulated amortization of $20,677 in 2000 and
$15,804 in 1999                                                                           178,299                183,481

DEBT ISSUANCE COSTS, net of
accumulated amortization of $8,719 in 2000 and
$5,787 in 1999                                                                             11,491                 14,423

OTHER ASSETS                                                                               18,209                 26,704
                                                                                         --------               --------

TOTAL ASSETS                                                                             $677,561               $698,495
                                                                                         ========               ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,           December 31,
LIABILITIES AND PARTNERS' DEFICIT                                                         2000                   1999
                                                                                      ------------           ------------
                                                                                                  (thousands)
CURRENT LIABILITIES
    Short-term borrowings                                                                $      -               $  1,627
    Current portion of long-term debt                                                       8,356                  7,866
    Accounts payable                                                                       82,756                 82,229
    Accrued employee compensation and benefits                                             20,420                 16,341
    Accrued interest                                                                        9,133                  9,457
    Accrued restructuring                                                                   3,831                  3,915
    Deferred income taxes                                                                   1,511                  2,080
    Accrued customer rebates                                                               12,400                  9,652
    Other accrued liabilities                                                              19,205                 18,864
                                                                                         --------               --------

      Total current liabilities                                                           157,612                152,031

LONG-TERM DEBT                                                                            656,168                646,544

LONG-TERM DEBT - RELATED PARTY                                                                  -                 34,000

ACCRUED EMPLOYEE BENEFITS                                                                  18,366                 14,131

ACCRUED RESTRUCTURING                                                                       4,681                  7,097

OTHER LIABILITIES                                                                           9,641                  9,283
                                                                                         --------               --------

    Total liabilities                                                                     846,468                863,086
                                                                                         --------               --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
      General partners                                                                   (130,235)              (143,271)
      Limited partners                                                                          -                      -
      Accumulated comprehensive loss                                                      (24,461)                (8,923)
      Notes and advances receivable from partner                                           (4,990)                (3,176)
      Notes receivable from related party                                                  (9,221)                (9,221)
                                                                                         --------               --------

         Total partners' deficit                                                         (168,907)              (164,591)
                                                                                         --------               --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                                  $677,561               $698,495
                                                                                         ========               ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years 2000, 1999 and 1998

                                                                      2000               1999                1998
                                                                  ------------       ------------        ------------
                                                                                     (thousands)
NET SALES                                                          $1,161,017         $1,190,679          $1,157,751

COST OF GOODS SOLD                                                  1,016,643          1,036,056           1,029,074
                                                                   ----------         ----------          ----------

GROSS PROFIT                                                          144,374            154,623             128,677

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                           54,240             60,067              73,315

RESTRUCTURING AND OTHER CHARGES (CREDITS)                               6,019             10,821             (10,146)
                                                                   ----------         ----------          ----------

INCOME FROM OPERATIONS                                                 84,115             83,735              65,508

INTEREST AND DEBT ISSUANCE EXPENSE                                     69,259             66,471              66,112

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                            1,652                512                   -

OTHER EXPENSE, NET                                                     (1,330)              (882)             (4,325)
                                                                   ----------         ----------          ----------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                                       15,178             16,894              (4,929)

PROVISION FOR INCOME TAXES                                              1,910              1,313                 940
                                                                   ----------         ----------          ----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                13,268             15,581              (5,869)

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT                                                  -                  -              (3,195)
                                                                   ----------         ----------          ----------

NET INCOME (LOSS)                                                  $   13,268         $   15,581          $   (9,064)
                                                                   ==========         ==========          ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years 2000, 1999 and 1998

                                                                         2000           1999             1998
                                                                      ----------     ----------       ----------
OPERATING ACTIVITIES                                                                 (thousands)
   Net income (loss)                                                   $ 13,268        $ 15,581        $(9,064)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                       33,801          32,590          31,679
     Amortization of debt issuance costs, debt premium, deferred
        swap adjustment and gain, and debt discount                         383             457            (244)
     Asset write-downs and other charges (credits)                        2,822             356          (5,507)
     Extraordinary loss on early extinguishment of debt                       -               -           2,857
     Provision for uncollectible accounts                                 1,736           2,493           2,000
     Retirement benefit funding (greater) less than expense              (6,502)          2,405           1,081
     Deferred income taxes                                                 (646)             81             267
     Other, net                                                           1,717           1,075          (5,274)
   Changes in operating assets and liabilities:
     Accounts receivable and accounts receivable from related parties    (3,051)         12,695         (19,026)
     Inventories                                                         (2,861)         33,824         (20,288)
     Accounts payable and accounts payable to related parties               527         (58,288)         13,530
     Accrued restructuring                                               (2,500)          1,491         (14,183)
     Other assets and liabilities                                         8,003          13,301          (5,610)
                                                                       --------        --------        --------

        Net cash provided by (used for) operating activities             46,697          58,061         (27,782)
                                                                       --------        --------        --------

INVESTING ACTIVITIES
   Capital expenditures                                                 (22,786)        (19,407)        (31,715)
   Proceeds from sale of assets                                           3,995           1,510           2,230
   Repayment of (purchase of) note from Foamex International                  -           2,490          (2,490)
   Redemption of General Felt                                                 -               -         (10,153)
   Increase in revolving loan with Foamex International                  (1,814)           (676)              -
   Other investing activities                                            (1,850)            249            (922)
                                                                       --------        --------        --------

        Net cash used for investing activities                          (22,455)        (15,834)        (43,050)
                                                                       --------        --------        --------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                   (1,627)         (1,330)         (3,641)
   Net proceeds from (repayments of) revolving loans                     32,220         (25,753)         84,511
   Proceeds from long-term debt                                               -               -         138,810
   Repayments of long-term debt                                         (20,550)         (8,271)       (142,212)
   Repayments of long-term debt - related parties                       (34,000)              -               -
   Increase (decrease) in cash overdrafts                                 1,029          (1,444)          7,300
   Tax distribution repayments                                                -          13,618               -
   Net distribution paid to partners                                          -         (17,296)        (20,293)
   Debt issuance costs                                                        -          (3,370)           (979)
   Other financing activities                                                 -               -           1,123
                                                                       --------        --------        --------

        Net cash provided by (used for) financing activities            (22,928)        (43,846)         64,619
                                                                       --------        --------        --------

Net increase (decrease) in cash and cash equivalents                      1,314          (1,619)         (6,213)

Cash and cash equivalents at beginning of period                          1,573           3,192           9,405
                                                                       --------        --------        --------

Cash and cash equivalents at end of period                             $  2,887        $  1,573        $  3,192
                                                                       ========        ========        ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                     For the Years Ended 2000, 1999 and 1998

                                                                    Accumulated                     Notes
                                                                       Other          Notes       Receivable
                                              General    Limited    Comprehensive    Receivable     Related
                                              Partners   Partners       Loss        from Partners    Party        Total
                                             ----------  --------   -------------   -------------  ----------   ---------
                                                                       (thousands)
Balances at December 28, 1997                $(122,304)  $      -     $ (8,085)        $(16,118)    $(9,795)    $(156,302)

Net loss                                          (181)    (8,883)                                                 (9,064)
Minimum pension liability adjustment                                   (11,525)                                   (11,525)
Foreign currency translation adjustment                                 (6,598)                                    (6,598)
                                                                                                                ---------
   Comprehensive loss                                                                                             (27,187)
Distributions                                       (8)      (326)                                                   (334)
Distribution associated with the
   GFI Transaction                                (400)   (19,600)                                                (20,000)
Equity adjustment associated with the
   GFI Transaction                                 201      9,868                                                  10,069
Purchase of note receivable from Foamex
   International                                                                         (2,490)                   (2,490)
Other                                                         207                                                     207
Deficit balance of Limited Partner assumed
   by General Partner                          (18,734)    18,734                                                       -
                                             ---------   --------     --------         --------     -------     ---------
Balances at December 31, 1998                 (141,426)         -      (26,208)         (18,608)     (9,795)     (196,037)

Net income                                         312     15,269                                                  15,581
Minimum pension liability adjustment                                    12,331                                     12,331
Foreign currency translation adjustment                                  4,954                                      4,954
                                                                                                                ---------
   Comprehensive income                                                                                            32,866
Distributions                                       (7)      (321)                                                   (328)
Distribution associated with tax distribution
   advance                                        (346)   (16,967)                                                (17,313)
Repayment of note receivable from Foamex
   International                                                                          2,490                     2,490
Repayment of tax advance                                                                 13,618                    13,618
Revolving loan with Foamex International                                                   (676)                     (676)
Other                                                         215                                       574           789
Deficit balance of Limited Partner assumed
   by General Partner                           (1,804)     1,804                                                      -
                                             ---------   --------     --------         --------     -------     ---------
Balances at December 31, 1999                 (143,271)         -       (8,923)          (3,176)     (9,221)     (164,591)

Net income                                         265     13,003                                                  13,268
Minimum pension liability adjustment                                   (14,628)                                   (14,628)
Foreign currency translation adjustment                                   (910)                                      (910)
                                                                                                                ---------
   Comprehensive loss                                                                                              (2,270)
Distributions                                       (8)      (432)                                                   (440)
Revolving loan with Foamex International                                                 (1,814)                   (1,814)
Other                                                         208                                                     208
Offset balance against Limited Partner deficit
   assumed by General Partner                   12,779    (12,779)                                                      -
                                             ---------   --------     --------         --------     -------     ---------
Balances at December 31, 2000                $(130,235)  $      -     $(24,461)        $ (4,990)    $(9,221)    $(168,907)
                                             =========   ========     ========         ========     =======     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Foamex L.P. is a manufacturer and distributor of flexible polyurethane foam and advanced polymer foam products. As of December 31, 2000, Foamex L.P.'s operations consists of the following operating segments: (i) Foam Products, (ii) Carpet Cushion Products, (iii) Automotive Products, (iv) Technical Products and
(v) Other, which primarily consists of certain foreign manufacturing operations in Mexico, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 15. For periods prior to February 27, 1998, the consolidated financial statements include the results of operations and cash flows of General Felt Industries, Inc. ("General Felt"). In connection with the GFI Transaction (see
Note 12) the net assets and operations of General Felt were transferred from Foamex L.P. and were acquired by Foamex Carpet Cushion, Inc. ("Foamex Carpet"), a wholly owned subsidiary of Foamex International Inc. ("Foamex International").

     Foamex L.P. is a Delaware limited partnership. Effective February 27, 1998, Foamex L.P. became an indirect wholly owned subsidiary of Foamex International. FMXI, Inc. ("FMXI") has a 2% managing general partnership interest in Foamex L.P. Foamex International has a 98% limited partnership interest in Foamex L.P. FMXI is a wholly owned subsidiary of Foamex International.

Foamex International Shareholder and Change in Control Developments

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility, pursuant to which approximately $351.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     On July 31, 2000, Foamex International announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of Foamex International's common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock: (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

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

Revenue Recognition, Discounts and Rebates

     Revenue from sales, net of discounts and estimated returns, allowances and rebates, is recognized when product title passes to the customer, which is primarily at the time of shipment. See the section below entitled "Accounting Changes - Revenue Recognition" regarding developments concerning revenue recognition requirements.

Cash Equivalents

     Highly liquid investments with an original maturity of three months or less when purchased are recognized as cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2000, 1999 and 1998 was $27.1 million, $25.9 million and $24.6 million, respectively.

     Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

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

Foreign Currency Translation

     The financial statements of foreign subsidiaries, except in countries that are considered as highly inflationary as discussed below, have been translated into U.S. dollars by using the year-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in other partners' deficit. In 1998, Mexico was considered a highly inflationary economy. Accordingly, certain financial statement amounts for the Mexican operations were translated at either current or historical exchange rates, as appropriate. These translation adjustments were reflected in the results of operations. Transaction gains (losses) are reflected in operations and are insignificant. The effect of foreign currency exchange rates on cash flows is insignificant.

Start-Up Costs

     Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting basis and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods.

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

Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, was effective as of January 1, 2000 and was adopted in the fourth quarter of 2000. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable. Based on the review of the SAB No. 101 requirements, no significant impact was incurred or anticipated on the revenue recognition practices of Foamex L.P.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Foamex L.P. determined that a portion of shipping costs billed to certain customers prior to February 28, 1998 required a reclassification from cost of sales to revenue. Accordingly, net sales for 1998 in the consolidated statements of operations reflect the reclassification required. On a segment basis, the Carpet Cushion Products was the only business segment impacted and net sales for 1998 reflect the reclassification required. All other shipping and handling costs associated with product shipments are reported in cost of goods sold.

Reclassifications

     Certain amounts have been reclassified to conform with the current year's presentation.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for Foamex L.P. in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, Foamex L.P. did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements will not have a significant impact on the results of operations or financial position of Foamex L.P. The adoption of the statements will require a reclassification in the consolidated balance sheets, effective in 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities will be reclassified to accumulated other comprehensive loss under partners' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years, as discussed in Note 12 to the consolidated financial statements. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

3.   ASSET SALES

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

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

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

     In addition, Foamex L.P. recorded restructuring and other charges (credits) of $4.7 million during 1998 to reserve for approximately $2.4 million of net receivables due from Trace and to write down approximately $2.3 million of impaired cost in excess of net assets acquired associated with a foreign facility. Also during 1998, Foamex L.P. incurred additional plant closure costs of $5.2 million and personnel reduction costs of $1.2 million associated with the closure of the former Crain facilities. The additional costs associated with the closure of the former Crain facilities resulted in an increase to cost in excess of net assets acquired.

1999

     During 1999, Foamex L.P. approved and implemented four restructuring plans to reduce selling, general and administrative costs and to rationalize plant operations.

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

     In connection with the third restructuring plan, Foamex L.P. recorded restructuring charges of approximately $1.7 million relating to the closure of one facility and certain product line rationalizations. The $1.7 million charge was comprised of approximately $0.1 million of severance costs in connection with the work force reductions of 115 employees, $0.1 million of lease and plant closure costs and $1.5 million of asset write-downs.

     In connection with the fourth restructuring plan, Foamex L.P. closed its New York office (see Note 17). Foamex L.P. recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

     In addition, Foamex L.P. recorded restructuring charges of approximately $1.1 million relating to changes in estimates to prior years' plans, primarily for the sale of the packaging business in 1999. The $1.1 million charge is comprised of $0.2 million of severance, $1.7 million of lease and plant closure costs, offset by $0.8 million of adjustments for asset write-downs. Foamex L.P. also recorded $0.3 million of other charges relating to rent due from Trace for the New York office prior to its closure.

2000

     During  2000,   Foamex  L.P.   approved  and   implemented   four  separate
restructuring plans to further rationalize plant operations and to reduce selling, general and administrative expenses.

     Foamex L.P. recorded restructuring charges of $1.7 million for severance costs in connection with the first restructuring plan. This plan reduced Foamex L.P.'s salaried work force by 15 employees, including certain executives of Foamex L.P.

     The second restructuring plan was implemented to rationalize certain plant operations relating to the increase in the VPF(SM) capacity in North Carolina. Foamex L.P. recorded a restructuring charge of $0.7 million associated with this plan. The restructuring charge was comprised of $0.1 million of severance costs in connection with a work force reduction of 12 employees, $0.4 million of lease and plant closure costs and $0.2 million of asset write-downs.

     The third restructuring plan, as amended, was implemented to exit Foamex L.P.'s fiber operations in Indiana. Foamex L.P. recorded a restructuring charge of $1.1 million in connection with this plan which was comprised of less than $0.1 million of severance costs for the work force reduction of seven employees, $0.1 million of lease and plant closure costs and $1.0 million of asset write-downs.

     The fourth restructuring plan was implemented for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Foamex L.P. recorded a restructuring charge of $2.3 million in connection with this plan. The charge was comprised of $0.2 million of severance costs relating to work force reductions of 65 employees, $0.8 million for lease and plant closure costs and $1.3 million for asset write-downs.

     In addition, Foamex L.P. recorded a net restructuring charge of $0.2 million associated with changes in estimates to prior years' restructuring plans. The net charge was comprised of $0.3 million for asset write-downs offset by a credit of $0.1 million relating to severance costs. Also during May 2000, Foamex L.P. sold a facility for net proceeds of $3.6 million. The facility was closed as part of the 1997 restructuring plan.

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                           Asset          Plant Closure      Personnel
                                               Total     Write-downs        and Leases       Reductions        Other
                                            ----------   -----------      -------------      ----------     -----------
                                                                       (millions)
       Balance at December 28, 1997             $21.2       $(5.7)            $23.5             $3.4           $  -

       Cash spending                            (15.3)          -             (11.8)            (3.5)             -
       Cash proceeds                              2.1          2.1                -                -              -
       1998 restructuring charge                  4.7          4.7                -                -              -
       Restructuring adjustments                (14.8)       (10.2)             (3.5)            (1.1)            -
       Accruals transferred in connection
         with the GFI Transaction                (3.7)        (0.6)             (3.1)              -              -
       Asset write-off/write-downs               (5.6)        (4.8)             (0.8)              -              -
       Reclassified fixed asset basis
         for restructuring credit                 8.8          8.8                -                -              -
       Plant consolidation costs                  6.4           -                5.2              1.2             -
                                                -----       ------            ------            -----          ----
       Balance at December 31, 1998               3.8         (5.7)              9.5                -             -

       Cash spending                             (8.6)          -               (3.9)            (4.4)         (0.3)
       Cash proceeds                              1.5          1.5                -                -              -
       1999 restructuring charge                  9.7          1.5               1.0              6.9           0.3
       Restructuring adjustments                  1.1         (0.8)              1.7              0.2             -
       Asset write-off/write-downs               (0.3)        (0.3)               -                -              -
                                                 -----      ------            ------            -----          ----
       Balance at December 31, 1999               7.2         (3.8)              8.3              2.7             -

       Cash spending                             (5.7)          -               (2.8)            (2.9)            -
       Cash proceeds                              3.6          3.6                -                -              -
       2000 restructuring charge                  5.8          2.5               1.3              2.0             -
       Restructuring adjustments                  0.2          0.3                -              (0.1)            -
       Asset write-off/write-downs               (2.8)        (2.8)               -                -              -
                                                -----       ------            ------            -----          ----
       Balance at December 31, 2000             $ 8.3        $(0.2)           $  6.8            $ 1.7          $  -
                                                =====       ======            ======            =====          ====

     As indicated in the table above, the balance at December 31, 2000 will be used for payments relating to severance and lease and plant closure costs, including runout costs at the facilities. As of December 31, 2000, all employees subject to the plans have been terminated. The $0.2 million of asset write-downs relates to estimated proceeds and is included in noncurrent assets. Foamex L.P. expects to spend approximately $3.8 million during 2001 with the balance to be spent through 2006, principally for lease runout costs.

5.   RETIREE BENEFIT PLANS

Pensions

     Foamex L.P. provides pension and survivor benefits for salaried and certain hourly employees in the United States. Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service. Effective at the end of 1999, the two defined benefit plans for the salaried and hourly employees in the United States were merged into a single plan. Benefits provided did not change as a result of the plan merger.

     Certain employees in a wholly owned Canadian subsidiary are provided pension and survivor benefits. The following disclosures include the results from this foreign plan, which is relatively small compared to the plan discussed above.

     The components of pension expense are listed below. Included in the table below are Foamex Carpet's allocated net periodic costs of $0.7 million, $0.5 million and $0.4 million for 2000, 1999 and 1998, respectively.

                                                                     2000            1999            1998
                                                                  ----------      ----------      ----------
                                                                                  (thousands)
       Service cost                                                  $3,307         $3,685          $3,064
       Interest cost                                                  5,667          5,121           4,721
       Expected return on plan assets                                (6,371)        (5,708)         (5,953)
       Amortization
         Transition asset                                               (75)           (75)            (75)
         Prior service cost                                            (240)          (240)           (245)
         (Gains) losses and other                                       179            819             111
                                                                     ------         ------          ------
           Total                                                     $2,467         $3,602          $1,623
                                                                     ======         ======          ======

     The following table sets forth the changes in obligations and assets, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                                                     December 31,      December 31,
                                                                                         2000              1999
                                                                                     -----------       ------------
       Change in Benefit Obligation                                                           (thousands)
         Benefit obligations at beginning of year                                     $ 75,220           $ 77,451
         Service cost                                                                    3,307              3,685
         Interest cost                                                                   5,667              5,121
         Amendments                                                                          -                 85
         Benefits paid                                                                  (4,207)            (3,933)
         Actuarial loss (gain)                                                           4,833             (7,189)
                                                                                      --------           --------
           Projected benefit obligation at end of year                                $ 84,820           $ 75,220
                                                                                      ========           ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year                               $ 65,102           $ 58,378
         Actual return on plan assets                                                   (3,075)             9,506
         Company contributions                                                           9,299              1,656
         Benefits paid                                                                  (4,207)            (3,933)
         Other                                                                            (920)              (505)
                                                                                      --------           --------
           Fair value of plan assets at end of year                                   $ 66,199           $ 65,102
                                                                                      ========           ========

       Funded Status
         Plan assets in excess of (less than) benefit obligation                      $(18,621)          $(10,118)
         Unamortized transition (asset) obligation                                        (590)              (665)
         Unamortized prior service cost                                                 (1,832)            (2,072)
         Unamortized net (gain) loss                                                    22,578              7,565
                                                                                      --------           --------
           Net prepaid assets (accrued liabilities)                                   $  1,535           $ (5,290)
                                                                                      ========           ========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                                        $    207           $    114
         Accrued benefit liability                                                     (16,480)            (8,613)
         Intangible assets                                                                 268                296
         Accumulated other comprehensive loss (a)                                       17,540              2,913
                                                                                      --------           --------
           Net amount recognized                                                      $  1,535           $ (5,290)
                                                                                      ========           ========

       (a) Minimum pension liability.

     Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                      2000            1999           1998
                                                                   ----------      ----------     ----------
     Expected long-term rate of return on plan assets (a)            10.0%           10.0%           10.0%
     Discount rate on projected benefit obligations                   7.25%           7.5%            6.5%
     Rate of compensation increase                                    4.0%            4.0%            4.0%

(a) Beginning in 2001, the expected long-term rate of return on plan assets assumption will be lowered to 9.0%.

     Foamex L.P.'s funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code").

     At December 31, 2000 and 1999, included in plan assets were 420,000 shares of Foamex International's stock. In 1994, 250,000 shares were purchased for $2.5 million, and in 1995, 170,000 shares were purchased for $1.6 million. The value of the plan's investment in Foamex International's stock was approximately $2.3 million and $3.5 million at December 31, 2000 and 1999, respectively. Plan assets at the end of 1998 included shares of Trace Global Opportunities Fund, which was a related party to Trace. The shares were purchased during 1995 and 1997, at an aggregate cost of $5.0 million. The value of the plan's investment in Trace Global Opportunities Fund, was approximately $4.3 million at December 31, 1998. In 1999, Trace divested its interest in the Trace Global Opportunities Fund. The fund changed its name to the GLS Global Opportunities Fund, which is not a related party to Foamex International. During 1998, 250,000 shares of United Auto Group ("UAG"), which was a related party to Trace, were purchased for approximately $4.8 million. The value of the UAG shares was $2.2 million at December 31, 1999. During the fourth quarter of 2000, all of the UAG shares were sold for $1.8 million.

Retiree Medical and Life Insurance Benefits

     Foamex L.P. provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

     The components of retiree medical and life insurance benefits expense are listed below.

                                                                      2000            1999             1998
                                                                    --------        --------         --------
                                                                                  (thousands)
       Service cost                                                   $15             $20              $10
       Interest cost                                                   57              62               46
       Amortization
         Prior service costs                                           (6)             (6)             (35)
         (Gains) losses and other                                     (27)            (21)             (29)
                                                                      ---             ---              ---
       Total                                                          $39             $55              $(8)
                                                                      ===             ===              ===

     The following table outlines the changes in obligations and benefit payments, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                                                     December 31,      December 31,
                                                                                         2000              1999
                                                                                     ------------      -------------
                                                                                              (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                                     $    868           $    651
         Service cost                                                                       15                 20
         Interest cost                                                                      57                 62
         Employee contributions                                                             28                 28
         Benefits paid                                                                    (433)              (164)
         Amendments                                                                          -                363
         Actuarial loss (gain)                                                             228                (92)
                                                                                      --------           --------
           Projected benefit obligation at end of year                                $    763           $    868
                                                                                      ========           ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year                               $      -           $      -
         Company contributions                                                             405                136
         Employee contributions                                                             28                 28
         Benefits paid                                                                    (433)              (164)
                                                                                      --------           --------
           Fair value of plan assets at end of year                                   $      -           $      -
                                                                                      ========           ========

       Funded Status of the Plan
         Plan assets in excess of (less than) benefit obligation                      $   (763)          $   (868)
         Unamortized prior service cost                                                    (67)               (73)
         Unamortized net (gain) loss                                                      (389)              (644)
                                                                                      --------           --------
           Net prepaid assets (accrued liabilities)                                   $ (1,219)          $ (1,585)
                                                                                      ========           ========

     Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                                     2000            1999             1998
                                                                   --------        --------         --------
                                                                                  (thousands)
     Discount rates on projected benefit obligations                 7.25%            7.5%            6.5%
     Health care cost increase                                       7.0%             7.5%            6.0%

     The health care cost increase assumption was revised during 1999. The rate will gradually be reduced to 5.0% by 2005. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

6.   COMPENSATION PLANS

Incentive Compensation

     Most of Foamex L.P.'s salaried employees participate in incentive compensation programs. These programs are based on the consolidated results of Foamex L.P. and on the results of business segments. Incentive compensation expense was approximately $1.5 million in 2000, $3.0 million in 1999 and $0.3 million in 1998.

Defined Contribution Plan

     Foamex L.P. maintains a defined  contribution plan which is qualified under
Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees of Foamex L.P. and Foamex Carpet who elect to participate. Under the terms of the 401(k) Plan, Foamex L.P. partially matches certain employee contributions. Expense for these contributions for 2000, 1999 and 1998 was approximately $1.0 million, $0.9 million and $0.8 million, respectively. During 2000, 1999 and 1998, Foamex Carpet contributed approximately $0.1 million annually to the plan for matching contribution expense for its employees.

7.   OTHER EXPENSE, NET

     Other expense, net in 2000 totaled $1.3 million and primarily consisted of:
$1.3 million loss on the disposal of fixed assets and $0.7 million of letter of credit fees offset by $0.6 million of interest income.

     Other expense, net in 1999 totaled $0.9 million was primarily due to losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction (see Note 12). Interest income totaled $2.2 million in 1999.

     Other expense, net for 1998 totaled $4.3 million and primarily consisted of: $3.0 million of foreign currency translation and transaction losses; $1.5 million of fees and $1.0 million of continuing costs related to the GFI Transaction; and other expenses offset by approximately $3.4 million of interest income.

8.   INCOME TAXES

     The sources of income (loss) before provision for income taxes and extraordinary loss are listed below.

                                                                       2000            1999             1998
                                                                    ----------      ----------       ----------
                                                                                    (thousands)
       United States                                                 $10,203         $13,959           $ 5,364
       Foreign                                                         4,975           2,935           (10,293)
                                                                     -------         -------           -------

       Income (loss) before provision for income taxes
         and extraordinary loss                                      $15,178         $16,894           $(4,929)
                                                                     =======         =======           =======

     A reconciliation of the statutory federal income tax to the income tax before extraordinary loss is listed below.

                                                                       2000            1999             1998
                                                                    ----------      ----------       ----------
                                                                                    (thousands)
       Statutory income taxes                                        $ 5,312         $ 5,913           $(1,725)
       State income taxes, net of federal benefit                        593             794               300
       Permanent difference on partnership income                     (6,156)         (6,921)           (1,570)
       Increase (decrease) in valuation allowance                        720             711                 -
       Amortization of cost in excess of assets acquired               1,017           1,038                53
       Limitation on the utilization of foreign tax benefits               -               -             3,800
       Write-off excess cost                                               -               -               770
       Other, net                                                        424            (222)             (688)
                                                                     -------         -------           -------
       Total                                                         $ 1,910         $ 1,313           $   940
                                                                     =======         =======           =======

     The provision for income taxes is summarized as follows:

                                                                       2000            1999             1998
                                                                    ----------      ----------       ----------
        Current                                                                    (thousands)
         Federal                                                     $     -         $     -           $     -
         State                                                            65             115                 -
         Foreign                                                       1,566           1,117               673
                                                                     -------         -------           -------
           Total current                                               1,631           1,232               673
                                                                     -------         -------           -------

       Deferred
         Federal                                                           -               -               318
         State                                                             -               -                 -
         Foreign                                                        (441)           (630)              (51)
                                                                     -------         -------           -------
           Total deferred                                               (441)           (630)              267
                                                                     -------         -------           -------

       Change in valuation allowance                                     720             711                 -
                                                                     -------         -------           -------

       Total provision for income taxes                              $ 1,910         $ 1,313           $   940
                                                                     =======         =======           =======

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                                     December 31,       December 31,
                                                                                         2000               1999
                                                                                     ------------       ------------
                                                                                              (thousands)
       Deferred income tax assets                                                      $ 1,759            $ 1,056
       Valuation allowance for deferred income tax assets                               (1,431)              (711)
                                                                                       -------            -------

         Deferred income tax assets                                                        328                345
                                                                                       -------            -------

       Deferred income tax liabilities
         Basis difference in property, plant and equipment                                (903)              (568)
         Other                                                                          (1,514)            (2,145)
                                                                                       -------            -------

         Deferred income tax liabilities                                                (2,417)            (2,713)
                                                                                       -------            -------

       Net deferred income tax liabilities                                             $(2,089)           $(2,368)
                                                                                       =======            =======

     During 2000 and 1999, the increase in valuation allowance for deferred income tax assets related to net operating loss carryfowards from a foreign subsidiary.

9.   EXTRAORDINARY LOSSES

     In 1998, extraordinary losses of $3.2 million were recorded. The loss was in connection with the GFI Transaction, and related to the early extinguishment of approximately $125.1 million of term loans under a Foamex L.P. credit facility. The extraordinary loss was generated entirely from the write-off of debt issuance costs.

10.  INVENTORIES

     The components of inventory are listed below.

                                                                                     December 31,       December 31,
                                                                                         2000               1999
                                                                                     ------------       -------------
                                                                                               (thousands)
       Raw materials and supplies                                                      $64,801             $65,211
       Work-in-process                                                                  11,437              11,447
       Finished goods                                                                   20,435              17,154
                                                                                       -------             -------
       Total                                                                           $96,673             $93,812
                                                                                       =======             =======

11.  SHORT-TERM BORROWINGS

     Foamex Canada Inc., a wholly owned subsidiary of Foamex L.P., has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of $5.2 million) of which up to $2.0 million are available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 1/2% as of December 31, 2000. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 1/2% as of December 31, 2000. At year-end 2000, there were no short-term borrowings outstanding and $5.2 million was available. The weighted average interest rates on short-term borrowings outstanding at year-end 1999 was 7.3%.

12.  LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                                     December 31,       December 31,
                                                                                         2000               1999
                                                                                     ------------       -------------
       Foamex L.P. Credit Facility                                                             (thousands)
         Term Loan B (1)                                                               $ 77,136             $ 81,874
         Term Loan C (1)                                                                 70,124               74,431
         Term Loan D (1)                                                                101,565              107,800
         Revolving credit facility (1)                                                  145,904              113,685
       9 7/8% Senior subordinated notes due 2007 (2)                                    150,000              150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $8,308 and $10,100 of unamortized debt premium) (2)                            106,308              108,100
       Industrial revenue bonds (3)                                                       7,000                7,000
       Subordinated note payable (net of unamortized
         debt discount of $49 and $232) (3)                                               2,289                4,444
       Other                                                                              4,198                7,076
                                                                                       --------             --------
                                                                                        664,524              654,410

       Less current portion                                                               8,356                7,866
                                                                                       --------             --------

       Long-term debt-unrelated parties                                                $656,168             $646,544
                                                                                       ========             ========

     The components of related party long-term debt are listed below.

                                                                                     December 31,       December 31,
                                                                                         2000               1999
                                                                                     ------------       -------------
                                                                                               (thousands)
       Foamex/GFI Note (3)                                                             $      -             $ 34,000
                                                                                       ========             ========

(1)  Debt of Foamex L.P., guaranteed by Foamex International and FMXI.
(2)  Debt of Foamex L.P. and FCC.
(3)  Debt of Foamex L.P.

Foamex L.P. Credit Facility

     At December 31, 2000, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks which provided for a revolving credit facility commitment of $177.5 million and three term loans with an outstanding balance totaling $248.8 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International, as discussed in Note 1. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003. On January 2, 2001, the revolving credit facility commitment was $175.0 million with the fourth quarter 2000 reduction applied on January 2nd because the last day of 2000 was a Sunday.

     Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

     In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result, the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1. Changes in the interest rate structure, effective in 2000, were also made and are discussed below.

     At year-end 2000, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified above. The effective interest rates for the Foamex L.P. Credit Facility at the end of 2000 ranged between 10.31% and 10.69%. Interest capitalized as a component of the construction costs of plant and equipment totaled $0.8 million in 2000.

     Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There was no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment will be applicable for the calculation of interest in 2001, effective upon delivery of the financial statements to the lenders.

     Available borrowings under the revolving credit facility totaled $10.5 million at year-end 2000. Letters of credit outstanding at December 31, 2000 totaled $21.1 million.

     As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. There was no required prepayment at year-end 2000. The prepayment amount determined for 1999 was $13.3 million and was financed through revolving loans under the facility. The 1999 required payment was made during the second quarter of 2000.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At the end of 2000, the interest rate was 4.85% on the $6.0 million bond and 4.65% on the $1.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If  Foamex  L.P.  exercises  its  option  to  convert  the bonds to a fixed interest rate structure the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.6 million at December 31, 2000 and letters of credit approximating $7.3 million.

Subordinated Note Payable

     This note payable was issued during 1993 to John Rallis, a former President and Chief Operating Officer of Foamex International. The note was issued by Foamex L.P. in connection with the 1993 acquisition of Great Western Foam Products Corporation and certain related entities and assets. The note carries a maximum interest rate of 6.0% and the principal is payable in three equal annual installments that began in May 1999 and end in May 2001.

Other

     At year-end 2000, other debt primarily included a term loan held by a majority owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at year-end 2000 was 11.11%.

Related Party - Foamex/GFI Note

     As a result of the GFI Transaction, discussed below, Foamex L.P. owed a $34.0 million promissory note payable to Foam Funding LLC. Interest was based on a variable rate equal to the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex L.P., the note was convertible to a LIBOR-based interest rate plus 0.75%.

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

GFI Transaction

     On February 27, 1998, Foamex International, Foamex L.P. and certain of their affiliates completed a series of transactions which changed Foamex L.P.'s structure (collectively, the "GFI Transaction"). Prior to the consummation of the GFI Transaction, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and the Foamex/GFI Note, described above. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of Foamex International, Foamex International, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P.

     No gain was recognized on the GFI Transaction. The net impact of the GFI Transaction was an increase in Foamex L.P.'s partners' deficit of approximately $10.1 million, a distribution of $20.0 million to Foamex International and approximately $1.5 million of fees charged to earnings. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was used to repay approximately $125.1 million of term loan borrowings that was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $3.2 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity.

Interest Rate Swap Agreements

     Prior to 1999, Foamex L.P. entered into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. Foamex L.P. did not hold or issue financial instruments for trading purposes.

     In connection with a refinancing plan in 1997, Foamex L.P.'s then existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the refinancing plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the then existing interest rate swap agreements, Foamex L.P. entered into an amendment of the then existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit, which is being amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, Foamex L.P. entered into a new amendment to its interest rate swap agreement. The new amendment provided for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. In September 1998, Foamex L.P. sold its existing interest rate swap agreement for a net gain of approximately $1.0 million. Accordingly, the $1.0 million gain has been recorded as a deferred credit, which is being amortized through June 2007, which is the maturity date of the underlying debt.

     See Future Accounting Changes - Accounting for Derivatives and Hedging Activities included in Note 2, which discusses a balance sheet reclassification required in 2001 related to these swap transactions.

     The effect of the interest rate swaps was a favorable adjustment to interest and debt issuance expense of $0.7 million in 1998. The effect of the amortization of the deferred credits was a favorable adjustment to interest and debt issuance expense of $0.9 million for 2000, 1999 and 1998.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that will limit, among other things to varying degrees, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of December 31, 2000, Foamex L.P. was able to pay Foamex International funds only to the extent to enable Foamex International to meet its tax payment liabilities.

     Foamex L.P. was in compliance with its various financial covenants of its loan agreements as of December 31, 2000 and 1999.

     The Foamex L.P. Credit Facility contains certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the various quarterly financial covenants in the Foamex L.P. Credit Facility. Management's current business plan for Foamex L.P. anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plan is necessary for compliance with the various financial covenants in 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the Foamex L.P. Credit Facility, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, Foamex L.P. will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

Future Obligations on Debt

     Scheduled maturities of long-term debt and long-term debt - related party are shown below (thousands):

         2001                                      $  8,356
         2002                                         3,936
         2003                                       164,031
         2004                                        50,844
         2005                                       155,273
         Balance                                    273,825
                                                   --------
         Total                                      656,265
         Unamortized debt premium, net                8,259
                                                   --------
         Total                                     $664,524
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

     The estimated fair values of Foamex L.P.'s financial instruments are listed below.

                                                Carrying Amount    Fair Value
                                                ---------------    ----------
     Liabilities:                                          (thousands)
         Total debt - December 31, 2000             $664,524        $547,667
                                                    ========        ========

         Total debt - December 31, 1999             $690,037        $650,057
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

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      2000           1999           1998
                                                                   ----------     ----------     ----------
                                                                                   (thousands)
       Cash paid for interest                                       $69,939         $65,507        $69,615
                                                                    =======         =======        =======

       Cash paid for income taxes, net                              $ 2,935         $ 1,126        $   884
                                                                    =======         =======        =======

       Non-cash capital expenditures                                $    53         $   456        $    24
                                                                    =======         =======        =======

15.  BUSINESS SEGMENTS

     The  reportable   business   segments  reflects  Foamex  L.P.'s  management
organization that was structured based on distinct product lines and customers.

     An executive vice president heads each operating segment. Each vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring charges. Foamex L.P. does not allocate restructuring and other charges to operating segments because many of Foamex L.P.'s facilities produce products for multiple segments.

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

     The "other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges (credits). Asset and capital expenditure information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments. The restructuring and other charges (credits) amounted to $6.0 million in 2000, $10.8 million in 1999 and $(10.1) million in 1998.

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. Geographic sales are determined based on the location in which the sale originated.

     During 2000 and 1999, sales to a customer which is included in Automotive Products, accounted for approximately 13.3% and 12.5%, respectively, of Foamex L.P.'s net sales. Sales to Foamex Carpet, reported under Carpet Cushion Products, totaled $165.8 million in 2000, $187.7 million in 1999 and $185.5 million in 1998. No other unaffiliated customer accounted for more than 10.0% of Foamex L.P.'s net sales during any of the last three years.

                                                Carpet
                                   Foam         Cushion       Automotive      Technical
                                 Products       Products       Products        Products        Other         Total
                                 --------       --------      ----------      ---------      ----------   -----------
2000                                                              (thousands)
Net sales                        $512,507       $165,783      $342,386        $106,697        $33,644     $1,161,017
Income (loss) from operations      54,929        (11,661)       22,652          29,287        (11,092)        84,115
Depreciation and amortization      17,615          5,238         5,785           2,663          2,500         33,801

1999
Net sales                        $521,377       $187,668      $361,806         $92,180        $27,648     $1,190,679
Income (loss) from operations      54,439            869        22,853          23,048        (17,474)        83,735
Depreciation and amortization      16,390          6,436         4,596           2,564          2,604         32,590

1998
Net sales (a)                    $559,690       $212,146      $285,190         $79,140        $21,585     $1,157,751
Income (loss) from operations      36,253            (58)       17,319          14,919         (2,925)        65,508
Depreciation and amortization      17,418          5,092         4,582           2,615          1,972         31,679

                                                                 United
                                                                 States          Canada       Mexico     Consolidated
                                                               -----------     ----------    ---------   ------------
2000                                                                                (thousands)
Net sales                                                        $927,627       $69,180      $164,210     $1,161,017
Property, plant and equipment, net                                173,207         4,623        24,642        202,472

1999
Net sales                                                        $978,049       $61,486      $151,144     $1,190,679
Property, plant and equipment, net                                182,533         5,406        23,376        211,315

1998
Net sales (a)                                                  $1,025,019       $62,529       $70,203     $1,157,751
Property, plant and equipment, net                                190,122         4,998        24,517        219,637

(a) As discussed in Note 2, net sales for periods prior to February 28, 1998 reflect a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products. On a geographic basis, the reclassification impacted the Untied States net sales for periods prior to February 28, 1998.

16.  PARTNERS' DEFICIT

     Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through February 1998. As of December 31, 2000, the partnership interests of Foamex L.P. are a 2% managing general partnership interest held by FMXI and a 98% limited partnership interest held by Foamex International.

     Net cash distributions in connection with a tax sharing agreement for 2000, 1999 and 1998 were paid (received) as follows:

                                2000            1999          1998
                              --------        --------      --------
                                             (thousands)
     FMXI                      $   -            $ (5)         $ 6
     Foamex International          -             (12)          287
                               -----            ----          ----
       Total                   $   -            $(17)         $293
                               =====            ====          ====

Accumulated Other Comprehensive Loss

     The accumulated other comprehensive loss consists of the following:

                                                                 December 31,      December 31,      December 31,
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
                                                                                   (thousands)
       Foreign currency translation adjustment                     $ (6,921)         $(6,011)         $(10,965)
       Minimum pension liability                                    (17,540)          (2,912)          (15,243)
                                                                   --------          -------          --------
                                                                   $(24,461)         $(8,923)         $(26,208)
                                                                   ========          =======          ========

17.  RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Supply Agreements

     In connection with the GFI Transaction (see Note 12), Foamex L.P. and General Felt entered into a supply agreement that was subsequently assigned to Foamex Carpet (the "Supply Agreement"). Pursuant to the Supply Agreement, Foamex L.P. will, at the option of Foamex Carpet, supply finished carpet cushion products to Foamex Carpet at the lower of: (i) cost, as defined, plus 4.7% or
(ii) fair market value, as defined. Foamex L.P. will also supply various raw materials used in the manufacture of carpet cushion products to Foamex Carpet at the lower of cost, as defined, or fair market value, as defined. During 2000, 1999 and 1998, Foamex L.P. had sales of approximately $165.8 million, $187.7 million and $185.5 million, respectively, to Foamex Carpet under the Supply Agreement. In addition, pursuant to the Supply Agreement, Foamex Carpet will, at the option of Foamex L.P., supply various finished products to Foamex L.P. at the lower of: (i) cost, as defined, plus 15.0% or (ii) fair market value, as defined. Foamex Carpet will also supply various raw materials to Foamex L.P. at the lower of cost, as defined or fair market value, as defined. During 2000, 1999 and 1998, Foamex L.P. had purchases of approximately $7.8 million, $9.9 million and $1.3 million, respectively, from Foamex Carpet under the Supply Agreement. The initial term of the Supply Agreement is until December 31, 2004 at which time the Supply Agreement will continue year to year unless notice of termination is given by either party or unless terminated earlier due to an event of default, as defined.

     Foamex L.P. had a supply agreement (the "Foamex International Supply Agreement") with Foamex International pursuant to which, at the option of Foamex L.P., Foamex International would purchase certain raw materials, which are necessary for the manufacture of Foamex L.P.'s products, and resell such materials to Foamex L.P. at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Foamex International Supply Agreement were no less favorable than those, which Foamex L.P. could have obtained from an unaffiliated third party. The Foamex International Supply Agreement was terminated in April 1998. During 1998, Foamex L.P. purchased approximately $12.6 million of raw materials under the Foamex International Supply Agreement.

Administrative Services Agreement

     Also, in connection with the GFI Transaction, Foamex L.P. and General Felt entered into an administrative services agreement that was subsequently assigned to Foamex Carpet (the "Services Agreement"). Pursuant to the Services Agreement, Foamex L.P. will provide Foamex Carpet administrative and management services, as defined, at cost plus out-of-pocket expenses. During 2000, 1999 and 1998, Foamex L.P. invoiced approximately $0.5 million, $0.5 million and $1.8 million, respectively, of services to Foamex Carpet under the Services Agreement. The Services Agreement can be terminated by either party by giving at least 30 days written notice prior to the end of a calendar year. As of December 31, 2000 and 1999, Foamex L.P. had net receivables due from Foamex Carpet of approximately $11.5 million and $16.4 million, respectively, associated with the Supply Agreement and Services Agreement.

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

     At  December  31,  2000  and  1999,   Foamex  L.P.  had  a  receivable   of
approximately $2.5 million and $0.7 million, respectively, relating to the revolving note. The receivable for both notes is classified as a component of partners' deficit.

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

     Note 3 includes disclosures regarding 1999 activity concerning Trace promissory notes payable to Foamex L.P. The Trace notes are included in the other component of partners' deficit, which is consistent with the recognition in prior years. Based on Trace's financial position discussed in Note 1, Trace may not be able to pay the aggregate amount of $9.2 million. Accordingly, Foamex L.P. did not record interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivables

     At year-end 2000 and 1999, operating accounts receivables from Trace were approximately $2.7 million. During 1998, an allowance of $2.4 million was recorded as a restructuring and other charges (credits) due to the financial difficulties of Trace. Foamex L.P. established an allowance of $0.3 million during 1999 for additional operating accounts receivable from Trace. The allowance was recorded as a restructuring and other charges (credit).

Trace Management Agreement

     Foamex L.P. had a management service agreement with a subsidiary of Trace pursuant to which general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature were provided to Foamex L.P. During June 1997, the management services agreement was amended to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred. An amendment to the Foamex L.P. Credit

Facility on June 30, 1999 no longer permits Foamex L.P. to pay the management fee. On July 29, 1999, Foamex L.P. submitted formal notice of the termination of the management agreement.

Tax Distribution

     On December 11, 1996, Foamex L.P. entered into a tax distribution advance agreement, pursuant to which its partners are entitled to obtain advances, in the aggregate not to exceed $17.0 million, against future distributions under Foamex L.P.'s tax distribution agreement. On December 23, 1999, Foamex International repaid the $13.6 million of advances made in 1997, plus accrued interest, with proceeds received from a $17.3 million distribution from Foamex L.P., discussed above.

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

Foamex/GFI Note

     In connection with the GFI Transaction (see Note 12), Foamex L.P. entered into the Foamex/GFI Note with General Felt that was subsequently retained by Foam Funding LLC. As discussed in Note 12, the $34.0 million Foamex/GFI Note was repaid in March 2000. During 2000, 1999 and 1998, Foamex L.P. paid approximately $0.6 million, $2.1 million and $1.7 million, respectively, of interest on the note payable to Foam Funding LLC.

Other

     The general director of Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which is Foamex L.P.'s operating subsidiary in Mexico has a 5% stock interest in Foamex de Mexico. A member of the board provides consulting services to Foamex L.P. for which fees paid to him in 2000 were $0.1 million, in 1999 were $0.2 million and were $0.1 million in 1998.

     As discussed in Note 12, included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International.

     Foamex L.P. chartered an aircraft, which was owned by a wholly owned subsidiary of Foamex International and incurred costs of approximately $0.1 million and $0.9 million in 1999 and 1998, respectively. Foamex International sold this aircraft on March 31, 1999. The sale of the aircraft triggered an obligation to Trace of approximately $0.6 million. The obligation was offset against Trace's two promissory notes payable to Foamex L.P. The Trace notes are included in partners' deficit, which is consistent with the recognition in prior years.

     During 1999, certain employees of Foamex L.P. were also employed by Trace. Foamex L.P. paid a portion of the total compensation of such employees based on the amount of time devoted to Foamex L.P.'s matters by such employees in the aggregate. All such dual employment relationships have been terminated. Such payments totaled $1.8 million and $2.2 million in 1999 and 1998, respectively.

     Foamex L.P. made charitable contributions to the Trace International Holdings, Inc. Foundation of approximately $0.2 million in 1998.

     Foamex L.P., Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and affiliates of Recticel are current shareholders of Foamex International, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process.

18.  BUYOUT PROPOSALS - HISTORY

     On February 9, 2000, Foamex International announced that it was in discussions with respect to a proposal involving the acquisition of all of Foamex International's outstanding common stock for cash. Foamex International stated that the proposal was subject to a number of conditions, including the buyer's due diligence and the execution of definitive agreements. Foamex International agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in Foamex International's Annual Report on Form 10-K to the prospective buyer. On April 5, 2000, Foamex International announced that discussions with the potential buyer were terminated with no agreement having been reached. Foamex International subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, Foamex International ended discussions with JP Morgan concerning an additional engagement.

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

19.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of Foamex L.P.'s various restructuring/consolidation plans) required under operating leases at December 31, 2000 are:

                                                    Operating
                                                      Leases
                                                    ----------
                                                    (thousands)
       2001                                           $13,317
       2002                                            11,878
       2003                                             9,841
       2004                                             7,239
       2005                                             5,074
       Balance                                         11,010
                                                      -------
       Total                                          $58,359
                                                      =======

     Rental expense charged to operations under operating leases approximated $14.7 million, $15.4 million and $17.7 million for 2000, 1999 and 1998, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Litigation - Foamex International Shareholders

     On August 1, 2000, Foamex International announced that it had reached agreements in principle with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of such actions, subject to certain conditions, including court approval.

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of Foamex International and its stockholders, originally named as defendants Foamex International, certain of its current and former directors and officers, Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to Foamex International in connection with an attempt by Trace to acquire Foamex International's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing Foamex International to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for Foamex International.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants Foamex International, Trace and certain current and former officers and directors of Foamex
International, on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleged that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint sought class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action."

     The Settlements. On August 23, 2000, Foamex International and the plaintiffs in the Federal Action entered into a settlement agreement providing that members of the class of shareholders who purchased shares between May 7, 1998 and April 16, 1999 would receive payments as defined in the agreement. The court approved the settlement and dismissed the action with prejudice on January 11, 2001, and no appeals were filed. Payments to class members and plaintiffs' lawyers' fees in the Federal Action have been paid directly by Foamex International's insurance carrier on behalf of Foamex International.

     Under the terms of the agreement in principle to settle the Delaware Action, Foamex International agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On September 28, 2000, Foamex International announced that Raymond E. Mabus, Jr. was elected to Foamex International's Board of Directors. On December 21, 2000, Foamex International announced that Virginia A.

Kamsky was elected to Foamex International's Board of Directors. The addition of Mr. Mabus and Ms. Kamsky adds two independent directors and brought the total number of directors to eight. The parties are negotiating the terms of the settlement agreement and related documentation. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

     The settlement of the Delaware Action (assuming a definitive settlement agreement is reached with plaintiffs) is subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against Foamex International and its current and former directors and officers. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by Foamex International or any individuals. If management's assessment of Foamex International's liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex International's consolidated financial position, results of operations and cash flows.

Litigation - Breast Implants

     As of March 21, 2001, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 2,104 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

     Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of Foamex L.P. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2000, Foamex L.P. had accruals of approximately $3.1 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Foamex L.P. believes that the use of alternative technologies, including VPF(SM), which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     Foamex L.P. has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at six facilities. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. Foamex L.P. has accruals of $2.1 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P. reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     Foamex L.P. has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations.

     On November 14, 2000, the United States Occupational Safety and Health Administration ("OSHA") released the final ergonomics standard ("Ergonomics Standard"), which applies to Foamex L.P., as well as all other employers in the United States, with certain industry specific exclusions. The Ergonomics
Standard addresses musculoskeletal disorders, including those commonly referenced as repetitive motion disorders.

     The Ergonomics Standard is comprehensive, covering essentially all employees of Foamex L.P. in the United States. Although the implementation costs could be significant, in the present form, Foamex L.P. does not believe it will have a negative impact on its competitive position within the industry.

     Subsequent to year-end 2000, a joint resolution by the United States House of Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal has been submitted to the President of the United States for his review and signature.

     On April 10, 1997, the OSHA promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of Foamex L.P.'s manufacturing processes. The phase-in of the standards was completed in 1999 and Foamex L.P. has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact Foamex L.P.'s competitive position.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Foamex Capital Corporation
Wilmington, Delaware

In our opinion, the accompanying balance sheets present fairly, in all material respects, the financial position of Foamex Capital Corporation ("FCC") (a wholly owned subsidiary of Foamex L.P.) at December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. These balance sheets are the responsibility of FCC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, during the year ending December 31, 2001, Foamex L.P. financial debt covenants, with which Foamex L.P. must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 2.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 30, 2001

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS


                                                                                     December 31,        December 31,
                                                                                         2000                1999
                                                                                     ------------        ------------
CASH                                                                                    $1,000             $1,000
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

2.   COMMITMENTS AND CONTINGENCIES

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International Inc.'s ("Foamex International") outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. The Foamex L.P. credit facility pursuant to which approximately $351.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     On July 31, 2000, Foamex International announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of Foamex International's common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

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

     The Foamex L.P. Credit Facility contains certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the various quarterly financial covenants in the Foamex L.P. Credit Facility. Management's current business plan for Foamex L.P. anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plan is necessary for compliance with the various financial covenants in 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the Foamex L.P. Credit Facility and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. If any such default occurs under the Foamex L.P. Credit Facility, it would also result in a default under the senior subordinated notes described above. In the event that such noncompliance appears likely, or occurs, Foamex L.P. will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

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

                                                                   Schedule II
                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                                  Balance at        Charged to          Charged to                     Balance at
                                                  Beginning of      Costs and              other                         End of
                                                    Period          Expenses            Accounts     Deductions         Period
                                                  ------------      ----------          ----------    ----------       ----------

YEAR ENDED DECEMBER 31, 2000
Allowance for Uncollectible Accounts                $ 4,333          $ 1,736            $     -         $  857           $5,212
                                                    =======          =======            =======         ======           ======

Reserve for Discounts                               $   977          $     -            $ 9,379 (1)     $9,110           $1,246
                                                    =======          =======            =======         ======           ======

Deferred Income Tax Asset Valuation Allowance       $   711          $   720            $     -         $    -           $1,431
                                                    =======          =======            =======         ======           ======



YEAR ENDED DECEMBER 31, 1999
Allowance for Uncollectible Accounts                $ 6,349          $ 2,493            $     -         $4,509           $4,333
                                                    =======          =======            =======         ======           ======

Reserve for Discounts                               $   929          $     -            $ 9,365 (1)     $9,317           $  977
                                                    =======          =======            =======         ======           ======

Deferred Income Tax Asset Valuation Allowance       $     -          $   711            $     -         $    -           $  711
                                                    =======          =======            =======         ======           ======


YEAR ENDED DECEMBER 31, 1998
Allowance for Uncollectible Accounts                $ 6,844          $ 2,000            $  (762)(1)(2)  $1,733           $6,349
                                                    =======          =======            =======         ======           ======

Reserve for Discounts                               $ 1,238          $     -            $ 6,889 (1)     $7,198           $  929
                                                    =======          =======            =======         ======           ======

Deferred Income Tax Asset Valuation Allowance       $ 9,097          $     -            $(9,097)(3)     $    -           $    -
                                                    =======          =======            =======         ======           ======

(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Includes  $3.2  million  of  reserves   transferred  out  due  to  the  GFI
     Transaction.

(3)  Represents valuation allowances transferred out due to the GFI Transaction.