Form 10-Q
period 2001-03-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2001-05-21
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                          05-0475617
          Delaware                                          22-3182164
-------------------------------                       -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

1000 Columbia Avenue
Linwood, PA                                                   19061
--------------------------------------                -------------------------
(Address of principal                                       (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
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

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 8, 2001 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                      Page

Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters Ended
                March 31, 2001 and March 31, 2000                                                        3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2001
                and December 31, 2000                                                                    4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters Ended
                March 31, 2001 and March 31, 2000                                                        5

              Notes to Condensed Consolidated Financial Statements (unaudited)                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                        13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                           18

Part II. Other Information

          Item 1.  Legal Proceedings.                                                                   18

          Item 5.  Other Information.                                                                   18

          Item 6.  Exhibits and Reports on Form 8-K.                                                    18

Signatures                                                                                              19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

Foamex L.P.'s independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                          Quarters Ended
                                                                                    ---------------------------
                                                                                    March 31,         March 31,
                                                                                      2001              2000
                                                                                    ---------         ---------
                                                                                           (thousands)
NET SALES                                                                           $281,314           $305,520

COST OF GOODS SOLD                                                                   245,289            269,011
                                                                                    --------           --------

GROSS PROFIT                                                                          36,025             36,509

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                            12,942             14,248

RESTRUCTURING AND OTHER CHARGES (CREDITS)                                                (42)             2,821
                                                                                    --------           --------

INCOME FROM OPERATIONS                                                                23,125             19,440

INTEREST AND DEBT ISSUANCE EXPENSE                                                    16,397             17,091

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                                             200                292

OTHER EXPENSE, NET                                                                       (55)              (287)
                                                                                    --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                               6,873              2,354

PROVISION FOR INCOME TAXES                                                               897                217
                                                                                    --------           --------

NET INCOME                                                                          $  5,976           $  2,137
                                                                                    ========           ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                      March 31,          December 31,
ASSETS                                                                                  2001                 2000
                                                                                     ----------          ------------
CURRENT ASSETS                                                                                 (thousands)
   Cash and cash equivalents                                                          $  1,906             $  2,887
   Accounts receivable, net of allowances of $6,701in 2001
     and $6,458 in 2000                                                                156,806              134,478
   Accounts receivable from related parties                                             13,090               12,483
   Inventories                                                                          99,152               96,673
   Other current assets                                                                 21,442               20,569
                                                                                      --------             --------
       Total current assets                                                            292,396              267,090
                                                                                      --------             --------

Property, plant and equipment                                                          382,793              377,732
Less accumulated depreciation                                                         (180,913)            (175,260)
                                                                                      --------             --------
   NET PROPERTY, PLANT AND EQUIPMENT                                                   201,880              202,472

COST IN EXCESS OF ASSETS ACQUIRED, net of
   accumulated amortization of $22,175 in 2001 and $20,677 in 2000                     176,801              178,299

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $9,404 in 2001 and $8,719 in 2000                                                 10,806               11,491

OTHER ASSETS                                                                            19,110               18,209
                                                                                      --------             --------

TOTAL ASSETS                                                                          $700,993             $677,561
                                                                                      ========             ========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
   Current portion of long-term debt                                                  $  7,728                8,356
   Accounts payable                                                                    114,502               82,756
   Cash overdrafts                                                                      13,170                6,885
   Accrued employee compensation and benefits                                           20,661               20,420
   Accrued interest                                                                      9,416                9,133
   Accrued customer rebates                                                              5,903               12,400
   Other accrued liabilities                                                            16,087               17,662
                                                                                      --------             --------
       Total current liabilities                                                       187,467              157,612

LONG-TERM DEBT                                                                         645,226              656,168

OTHER LIABILITIES                                                                       26,312               32,688
                                                                                      --------             --------

       Total liabilities                                                               859,005              846,468
                                                                                      --------             --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
   General partners                                                                   (124,259)            (130,235)
   Limited partners                                                                          -                    -
   Accumulated other comprehensive loss                                                (19,542)             (24,461)
   Notes and advances receivable from partner                                           (4,990)              (4,990)
   Notes receivable from related party                                                  (9,221)              (9,221)
                                                                                      --------             --------
       Total partners' deficit                                                        (158,012)            (168,907)
                                                                                      --------             --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                               $700,993             $677,561
                                                                                      ========             ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                          Quarters Ended
                                                                                    ---------------------------
                                                                                    March 31,         March 31,
                                                                                      2001              2000
                                                                                    ---------         ---------
                                                                                           (thousands)
OPERATING ACTIVITIES
   Net income                                                                       $  5,976          $  2,137
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                     7,552             8,000
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                                 38                79
     Other operating activities                                                          757             1,067
     Changes in operating assets and liabilities, net                                 (4,924)           (4,112)
                                                                                    --------          --------

         Net cash provided by operating activities                                     9,399             7,171
                                                                                    --------          --------

INVESTING ACTIVITIES
   Capital expenditures                                                               (5,394)           (5,007)
   Proceeds from sale of fixed assets                                                    302                 -
   Increase in revolving loan with Foamex International                                    -              (760)
   Other investing activities                                                           (406)                -
                                                                                    ---------         --------

         Net cash used for investing activities                                       (5,498)           (5,767)
                                                                                    --------          --------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                                 -               599
   Net proceeds from (repayments of) revolving loans                                  (9,800)           36,708
   Repayments of long-term debt                                                       (1,367)           (1,450)
   Repayment of long- term debt - related party                                            -           (34,000)
   Increase (decrease) in cash overdraft                                               6,285            (1,494)
                                                                                    --------          --------

         Net cash provided by (used for) financing activities                         (4,882)              363
                                                                                    --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                     (981)            1,767

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                              2,887             1,573
                                                                                    --------          --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                 $  1,906          $  3,340
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Foamex L.P. and subsidiaries' financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Foamex L.P. is a wholly owned subsidiary of Foamex International Inc. ("Foamex International"). Foamex L.P.'s independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

Accounting Changes - Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives are recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements were effective for Foamex L.P. in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, Foamex L.P. did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements did not have a significant impact on the results of operations or financial position of Foamex L.P. The adoption of the statements did require a reclassification in the consolidated balance sheets, effective as of January 1, 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities has been reclassified to accumulated other comprehensive loss under partners' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

2.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                          Quarters Ended
                                                  -----------------------------
                                                  March 31,           March 31,
                                                    2001                2000
                                                  ---------           ---------
                                                         (thousands)
     Net income                                    $5,976              $2,137
     Foreign currency translation adjustments        (927)                306
                                                   ------              ------
     Total comprehensive income                    $5,049              $2,443
                                                   ======              ======

3.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

     During the first quarter of 2001, a net restructuring credit of less than $0.1 million was recorded. The credit was comprised of: (i) restructuring charges of $0.3 million for severance relating to the termination of 26 employees; (ii) other charges of $1.4 million relating to severance for the former President and Chief Executive Officer; (iii) offset by a $1.8 million restructuring credit. The restructuring credit is comprised of $1.5 million for a sublease and early lease termination of an idle facility and $0.3 million for the sale of another facility. Both facilities and related restructuring charges were part of prior years' restructuring plans.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    ESTRUCTURING AND OTHER CHARGES (CREDITS)

     During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million for work force reduction costs that included 27 employees, including certain executives and employees impacted by the closure of certain operations as a result of a VPFSM capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

     Foamex L.P. paid $2.2 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $4.5 million for plant closure and lease costs and $2.0 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

4.   INVENTORIES

     The components of inventory are listed below.

                                             March 31,         December 31,
                                               2001               2000
                                             ---------         ------------
                                                    (thousands)
       Raw materials and supplies            $64,587             $64,801
       Work-in-process                        12,732              11,437
       Finished goods                         21,833              20,435
                                             -------             -------
       Total                                 $99,152             $96,673
                                             =======             =======

5.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                                     March 31,             December 31,
                                                                                       2001                   2000
                                                                                     ---------             -----------
       Foamex L.P. Credit Facility                                                             (thousands)
         Term Loan B (a)                                                             $ 76,936               $ 77,136
         Term Loan C (a)                                                               69,942                 70,124
         Term Loan D (a)                                                              101,304                101,565
         Revolving credit facility (a) (b)                                            136,105                145,904
       9 7/8% Senior subordinated notes due 2007                                      150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $7,860 and $8,308 of unamortized debt premium)                               105,860                106,308
       Industrial revenue bonds                                                         7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $14 and $49)                                                  2,324                  2,289
       Other                                                                            3,483                  4,198
                                                                                     --------               --------
                                                                                      652,954                664,524

       Less current portion                                                             7,728                  8,356
                                                                                     --------               --------

       Long-term debt                                                                $645,226               $656,168
                                                                                     ========               ========




                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

     (a) The interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, by the end of the second quarter of 2001, a total of 50 basis points will be the applicable incremental interest rate margin.

     (b) At March 31, 2001, the revolving credit facility commitment was $175.0 million, the weighted average interest rate was 8.71%, available borrowings totaled $17.7 million and letters of credit outstanding totaled $21.2 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On April 2, 2001, the revolving credit facility commitment was $172.5 million with the first quarter 2001 reduction applied on April 2nd because the last day of the first quarter 2001 was a Saturday.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P.'s (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of March 31, 2001, Foamex L.P. was able to pay Foamex International funds only to the extent to enable Foamex International to meet its tax payment liabilities.

     Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of March 31, 2001.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges (credits). The restructuring and other charges (credits) totaled less than ($0.1) million in the first quarter of 2001 and $2.8 million in the first quarter of 2000.

     Segment results are presented below.

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other        Total
                                      ---------   ---------   -------------  ----------   ----------    ---------
                                                                  (thousands)
Quarter ended March 31, 2001
Net sales                            $125,238      $34,598      $84,511        $27,781      $9,186      $281,314
Income (loss) from operations          14,328       (3,835)       5,493          7,914        (775)       23,125
Depreciation and amortization           3,862        1,296        1,217            734         443         7,552

Quarter ended March 31, 2000
Net sales                            $128,558      $41,240      $97,311        $27,454     $10,957      $305,520
Income (loss) from operations          12,566       (4,388)       7,308          7,632      (3,678)       19,440
Depreciation and amortization           3,884        1,527        1,205            644         740         8,000

7.   RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Foamex/GFI Note

     In the first quarter of 2000, Foamex L.P. paid $0.6 million of interest on the Foamex/GFI Note. The $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000.

Other

     Foamex L.P. sold during the quarters ended March 31, 2001 and 2000, approximately $34.6 million and $41.2 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $1.7 million and $2.1 million, respectively, of carpet cushion products from Foamex Carpet during the quarters ended March 31, 2001 and 2000. In addition, Foamex L.P. provided and invoiced approximately $0.1 million of administrative services to Foamex Carpet during the quarters ended March 31, 2001 and 2000, respectively.

8.   COMMITMENTS AND CONTINGENCIES

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of Foamex International and its stockholders, originally named as defendants Foamex International, certain of its current and former directors and officers, Trace International Holdings, Inc. ("Trace") and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to Foamex International in connection with an attempt by Trace to acquire Foamex International's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing Foamex International to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for Foamex International.

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

     Under the terms of the agreement in principle to settle the Delaware Action, Foamex International agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On September 28, 2000, Foamex International announced that Raymond E. Mabus, Jr. was elected to Foamex International's Board of Directors. On December 21, 2000, Foamex International announced that Virginia
A. Kamsky was elected to Foamex International's Board of Directors. On April 24, 2001, Foamex International announced that Steven B. Sharpe was elected to the Board of Directors. The addition of Mr. Mabus, Ms. Kamsky and Mr. Sharpe added three independent directors and brought the total number of directors to nine. The parties are negotiating the terms of the settlement agreement and related documentation. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

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

Litigation - Breast Implants

     As of May 14, 2001, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 2,319 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)

and judicial proceedings and inquiries relating to environmental matters. As of March 31, 2001, Foamex L.P. had accruals of approximately $3.1 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

     During  2001,   a  joint   resolution   by  the  United   States  House  of
Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal was submitted and signed by the President of the United States.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting Changes  - Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives are recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements were effective for Foamex L.P. in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, Foamex L.P. did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements did not have a significant impact on the results of operations or financial position of Foamex L.P. The adoption of the statements did require a reclassification in the consolidated balance sheets, effective as of January 1, 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities has been reclassified to accumulated other comprehensive loss under partners' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

Segment Results

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other        Total
                                      ---------   ---------   -------------  ----------   ----------   ------------
                                                                       (thousands)
Quarter ended March 31, 2001
Net sales                            $125,238    $34,598         $84,511      $27,781      $9,186       $281,314
Income (loss) from operations          14,328     (3,835)          5,493        7,914        (775)        23,125
Depreciation and amortization           3,862      1,296           1,217          734         443          7,552
Income (loss) from operations
   as a percentage of net sales         11.4%     (11.1%)        6.5%           28.5%     n.m.*             8.2%

Quarter ended March 31, 2000
Net sales                              $128,558    $41,240      $97,311        $27,454     $10,957      $305,520
Income (loss) from operations            12,566     (4,388)       7,308          7,632      (3,678)       19,440
Depreciation and amortization             3,884      1,527        1,205            644         740         8,000
Income (loss) from operations
   as a percentage of net sales           9.8%     (10.6%)        7.5%            27.8%   n.m.*             6.4%

* not meaningful

Income from Operations

     Net sales for the first quarter of 2001 decreased 7.9% to $281.3 million from $305.5 million in the first quarter of 2000. As discussed on a segment basis below, lower sales were recorded in all segments, except for Technical Products. Income from operations for the first quarter of 2001 was $23.1 million, which represented a 19.0% increase from the $19.4 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001 and $2.8 million in 2000. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $23.1 million in the first quarter of 2001 compared to $22.3 million in the 2000 first quarter. On this basis, income from operations was 8.2% of net sales in 2001 compared to 7.3% of net sales in 2000.

     The impact of the sales decline was offset by the favorable impact of cost reduction programs, a higher-value shipment mix, higher selling prices in certain product lines which partially offset raw material cost increases incurred in 2000, and lower selling, general and administrative expenses. The gross profit margin was 12.8% in the first quarter of 2001 compared to 11.9% in same quarter of 2000. Certain raw material cost reductions had the effect of improving the gross profit margin percentage in the first quarter of 2001 by approximately two percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of 2001.

     Selling, general and administrative expenses were down 9.2% in the first quarter of 2001 compared to the first quarter of 2000. Contributing to the decrease were lower incentive compensation expenses and a reduction in expense for uncollectible accounts receivable.

     Foam Products

     Foam Products net sales for the first quarter of 2001 decreased 2.6% to $125.2 million from $128.6 million in the first quarter of 2000. The decrease was primarily attributable to a sales decline in the consumer products market. Despite the sales decline, income from operations increased 14.0%, from $12.6 million in the first quarter of 2000 to $14.3 million in the first quarter of 2001. The improvement primarily reflected the benefits of cost reduction programs, increased selling prices and a higher-value shipment mix. Income from operations was 11.4% of net sales in 2001, up from 9.8% in 2000. As previously reported in the Form 10-K for the year ended December 31, 2000, Foamex L.P. was exploring a marketing alliance for consumer products. During 2001, Foamex L.P. terminated the exploratory discussions.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first quarter of 2001 decreased 16.1% to $34.6 million from $41.2 million in the first quarter of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower sales translated to a loss from operations of $3.8 million compared to a loss from operations of $4.4 million in 2000. The loss from operations represented 11.1% of net sales in 2001 and 10.6% in 2000.

     Automotive Products

     Automotive Products net sales for the first quarter of 2001 decreased 13.2% to $84.5 million from $97.3 million in the first quarter of 2000. The decline reflected lower automotive builds during the first quarter of 2001 compared to 2000 and the termination of certain lamination programs that were not fully replaced. Income from operations of $5.5 million in the first quarter of 2001 was down 24.8% compared to $7.3 million in the comparable 2000 period. The combination of lower sales and higher raw material costs resulted in the decrease. Income from operations represented 6.5% of net sales in 2001 and 7.5% in 2000.

     Technical Products

     Net sales for Technical Products in the first quarter of 2001 were up 1.2% to $27.8 million from $27.5 million in the first quarter of 2000. Income from operations increased 3.7% to $7.9 million in the first quarter of 2001, up from $7.6 million in the first quarter of 2000. Income from operations represented 28.5% of net sales in 2001 compared to 27.8% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges (credits). The decrease in net sales associated with this segment primarily resulted from lower net sales from the Foamex L.P.'s Mexico City operation. The loss from operations was $0.8 million in the first quarter of 2001 and included restructuring and other charges (credits) of less than ($0.1) million, discussed below. The $3.7 million loss from operations in the first quarter of 2000 included restructuring and other charges totaling $2.8 million.

     During the first quarter of 2001, a net restructuring credit of less than $0.1 million was recorded. The credit was comprised of: (i) restructuring charges of $0.3 million for severance relating to the termination of 26 employees; (ii) other charges of $1.4 million relating to severance for the former President and Chief Executive Officer; (iii) offset by a $1.8 million restructuring credit. The restructuring credit is comprised of $1.5 million for a sublease and early lease termination of an idle facility and $0.3 million for the sale of another facility. Both facilities were part of prior years' restructuring plans.

     During the first quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision included $1.7 million for work force reduction costs that included 27 employees, including certain executives and employees impacted by the closure of certain operations related to increase the VPFSM capacity in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

     Foamex L.P. paid $2.2 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $4.5 million for plant closure and lease costs and $2.0 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $16.4 million in the first quarter of 2001, which represented a 4.1% decrease from the 2000 first quarter expense of $17.1 million. The decrease primarily reflected lower average debt levels. As discussed in Note 5 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. By the end of the second quarter of 2001, a total of 50 basis points will be the applicable interest rate margin.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.2 million for the first quarter of 2001 compared to $0.3 million in the first quarter of 2000.

Other Expense, Net

     Other net expense recorded for the first quarter of 2001 totaled $0.1 million and primarily reflected letter of credit fees partially offset by interest income. During the first quarter of 2000, other net expense of $0.3 million reflected letter of credit fees and a loss on the disposal of fixed assets, partially offset by interest income.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 2000, the effective tax rate was higher in 2001 primarily due to a greater percentage of income from foreign sources and a higher effective tax rate on foreign source income.

Net Income

     Net income for the first quarter of 2001 was $6.0 million compared to $2.1 million recorded in the first quarter of 2000.

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

     Cash and cash equivalents totaled $1.9 million at the end of the first quarter of 2001 compared to $2.9 million at the end of 2000. Working capital at the end of the first quarter of 2001 was $104.9 million and the current ratio was 1.6 to 1 compared to working capital at the end of 2000 of $109.5 million and a current ratio of 1.7 to 1. The decline in working capital primarily reflected an increase of $31.7 million in accounts payable, partially offset by a $22.3 million increase in accounts receivable and a $6.5 million decrease in accrued customer rebates.

     Total debt at the end of the first quarter of 2001 was $653.0 million, down $11.6 million from year-end 2000. As of March 31, 2001, there were $136.1 million of revolving credit borrowings, at a weighted average interest rate of 8.71%, under the Foamex L.P. credit facility with $17.7 million available for additional borrowings and $21.2 million of letters of credit outstanding. There were no borrowings by Foamex Canada Inc. ("Foamex Canada") as of March 31, 2001 under Foamex Canada's revolving credit agreement with unused availability of approximately $5.1 million.

     As of March 31, 2001, Foamex L.P. was in compliance with the various financial covenants of its loan agreements.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first quarter of 2001 was $9.4 million compared to $7.2 million for the first quarter of 2000. The cash flow increase was primarily due to improved results and a net decrease in working capital, as discussed above.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.5 million for the first quarter of 2001. Cash requirements included capital expenditures of $5.4 million and other investing activities of $0.4 million, partially offset by $0.3 million of proceeds from the sale of assets. In the first quarter of 2000, cash flow used for investing activities totaled $5.8 million, which was attributable to capital expenditures of $5.0 million and an increase in the a revolving loan with Foamex International of $0.8 million. Foamex L.P. expects capital expenditures for 2001 to be approximately $17.0 million, which includes the completion of a fourth VPFSM facility.

     Cash Flow from Financing Activities

     Cash used for financing activities was $4.9 million for the first quarter of 2001 compared to cash provided of $0.4 million in the first quarter of 2000. Financing requirements included $9.8 million for repayments of revolving loans and $1.4 million for repayments of long-term debt, partially offset by a $6.3 million increase in cash overdrafts. During the first quarter of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The remaining cash requirements for financing activities primarily reflected other debt repayments and a $1.5 million decrease in cash overdrafts.

Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of March 31, 2001 was $3.1 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in Note 8 to Foamex L.P.'s condensed consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 31, 2001, indebtedness with variable interest rates totaled $394.5 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $3.9 million.

Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000.

          The information from Note 8 of the condensed consolidated financial statements is incorporated herein by reference.

Item 5.   Other Information.

          On May 9, 2001, Foamex International  announced the resignation of Lee
          C. Stewart, Executive Vice President and Chief Financial Officer of Foamex International. Carl E. Kraus, who had been Interim Chief Financial Officer, prior to Mr. Stewart's appointment, and who remained with Foamex International, will continue in that capacity until Foamex International appoints a permanent chief financial officer.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

4.10.17   Amendment No. 5 to Foamex Carpet Cushion Agreement, dated March 30,
          2001.

4.12.5 Amendment to Promissory Note of Foamex Carpet in favor of Foam Funding LLC, dated as of March 30, 2001.

10.11.4 Termination and Release Agreement dated as of January 30, 2001 by and between Foamex International and John J. Johnson, Jr. Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarter ended March 31, 2001.

     (b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended March 31, 2000:

          No reports on Form 8-K were filed for the quarter ended March 31, 2001.

          Subsequent to the end of the first quarter of 2001, a report dated May 3, 2001, was filed for Item 5. Other Events, concerning a press release announcing financial results for Foamex International and selected financial results for Foamex. L.P. for the quarter ended March 31, 2001.

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

                                           FOAMEX L.P.
                                            By: FMXI, Inc.
                                                General Partner


Date:  May 21, 2001                         By:  /s/ George L. Karpinski
                                                 ------------------------
                                                 George L. Karpinski
                                                 Vice President


                                           FOAMEX CAPITAL CORPORATION


Date:  May 21, 2001                         By:  /s/ George L. Karpinski
                                                 ------------------------
                                                 George L. Karpinski
                                                 Vice President