Form 10-Q
period 2001-06-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2001-08-15
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 8, 2001 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
                Year to Date Periods Ended June 30, 2001 and June 31, 2000                                      3

              Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2001
                and December 31, 2000                                                                           4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Year to date
                Periods Ended June 30, 2001 and June 30, 2000                                                   5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                               14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                  21

Part II. Other Information

          Item 1.  Legal Proceedings.                                                                          22

          Item 5.  Other Information.                                                                          22

          Item 6.  Exhibits and Reports on Form 8-K.                                                           22

Signatures                                                                                                     23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

     Foamex L.P.'s independent auditors was not engaged to and did not review the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. See Part II Item 5 "Other Information" concerning changes in independent accountants.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                          Quarterly Periods Ended       Year to Date Periods Ended
                                                        June 30,          June 30,      June 30,          June 30,
                                                          2001              2000          2001              2000
                                                        --------          --------      --------          --------
                                                                                (thousands)
NET SALES                                               $292,293          $297,688          $573,607     $603,208

COST OF GOODS SOLD                                       249,337           257,254           494,626      526,265
                                                        --------          --------          --------     --------
GROSS PROFIT                                              42,956            40,434            78,981       76,943

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                17,499            14,115            30,441       28,363

RESTRUCTURING AND OTHER CHARGES (CREDITS)                     (5)                -               (47)       2,821
                                                        --------          --------          --------     --------
INCOME FROM OPERATIONS                                    25,462            26,319            48,587       45,759

INTEREST AND DEBT ISSUANCE EXPENSE                        15,138            17,257            31,535       34,348

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURE                                             324               440               524          732

OTHER EXPENSE, NET                                          (193)             (151)             (248)        (438)
                                                        --------          --------          --------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES                  10,455             9,351            17,328       11,705

PROVISION FOR INCOME TAXES                                 1,236             1,473             2,133        1,690
                                                        --------          --------          --------     --------
NET INCOME                                              $  9,219          $  7,878          $ 15,195     $ 10,015
                                                        ========          ========          ========     ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               June 30,           December 31,
ASSETS                                                                           2001                 2000
                                                                               --------           ------------
CURRENT ASSETS                                                                         (thousands)
   Cash and cash equivalents                                                   $  1,240             $  2,887
   Accounts receivable, net of allowances of $9,418 in 2001
     and $6,458 in 2000                                                         158,853              134,478
   Accounts receivable from related parties                                      13,474               12,483
   Inventories                                                                   81,863               96,673
   Other current assets                                                          24,266               20,569
                                                                               --------             --------
       Total current assets                                                     279,696              267,090

Property, plant and equipment                                                   390,450              377,732
Less accumulated depreciation                                                  (186,960)            (175,260)
                                                                               --------             --------
   NET PROPERTY, PLANT AND EQUIPMENT                                            203,490              202,472

COST IN EXCESS OF ASSETS ACQUIRED, net of
   accumulated amortization of $23,156 in 2001 and $20,677 in 2000              175,820              178,299

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $10,092 in 2001 and $8,719 in 2000                                         10,118               11,491

OTHER ASSETS                                                                     19,877               18,209
                                                                               --------             --------
TOTAL ASSETS                                                                   $689,001             $677,561
                                                                               ========             ========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
   Short-term borrowings                                                       $     66             $      -
   Current portion of long-term debt                                              5,386                8,356
   Accounts payable                                                             101,129               82,756
   Cash overdrafts                                                               11,895                6,885
   Accrued employee compensation and benefits                                    21,682               20,420
   Accrued interest                                                               8,567                9,133
   Accrued customer rebates                                                       8,796               12,400
   Other accrued liabilities                                                     14,875               17,662
                                                                               --------             --------
       Total current liabilities                                                172,396              157,612

LONG-TERM DEBT                                                                  638,614              656,168

OTHER LIABILITIES                                                                26,156               32,688
                                                                               --------             --------
       Total liabilities                                                        836,166              846,468

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
   General partners                                                            (115,217)            (130,235)
   Limited partners                                                                   -                    -
   Accumulated other comprehensive loss                                         (18,737)             (24,461)
   Notes and advances receivable from partner                                    (4,990)              (4,990)
   Notes receivable from related party                                           (9,221)              (9,221)
                                                                               --------             --------
       Total partners' deficit                                                 (148,165)            (168,907)
                                                                               --------             --------
TOTAL LIABILITIES AND PARTNERS' DEFICIT                                        $689,001             $677,561
                                                                               ========             ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                               Year to Date Periods Ended
                                                                               June 30,            June 30,
                                                                                 2001                2000
                                                                               --------            --------
                                                                                       (thousands)
OPERATING ACTIVITIES
   Net income                                                                  $15,195             $10,015
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                              15,131              15,845
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                           57                 134
     Asset writedowns and other charges                                              -                 626
     Other operating activities                                                  2,518               1,568
     Changes in operating assets and liabilities, net                           (7,950)             (8,035)
                                                                               -------             -------
         Net cash provided by operating activities                              24,951              20,153
                                                                               -------             -------

INVESTING ACTIVITIES
   Capital expenditures                                                        (12,105)            (10,300)
   Proceeds from sale of assets                                                    637               3,571
   Increase in revolving loan with Foamex International                              -              (1,235)
   Other investing activities                                                     (511)               (445)
                                                                               -------             -------
         Net cash used for investing activities                                (11,979)             (8,409)
                                                                               -------             -------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                          66                 867
   Net proceeds from (repayments of) revolving loans                           (14,653)             40,160
   Repayments of long-term debt                                                 (5,042)            (18,493)
   Repayment of long-term debt - related party                                       -             (34,000)
   Increase (decrease) in cash overdrafts                                        5,010                (381)
                                                                               -------             -------
         Net cash used for financing activities                                (14,619)            (11,847)
                                                                               -------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,647)               (103)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                        2,887               1,573
                                                                               -------             -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                            $ 1,240             $ 1,470
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Foamex L.P. and subsidiaries' consolidated financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Foamex L.P. is a wholly owned subsidiary of Foamex International Inc. ("Foamex International"). Foamex L.P.'s independent auditor was not engaged to and did not review the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. See Part II Item 5 Other Information concerning changes in independent accountants.

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

2.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                        Quarterly Periods Ended       Year to Date Periods Ended
                                                       June 30,          June 30,     June 30,           June 30,
                                                         2001              2000         2001               2000
                                                       --------          --------     --------           --------
                                                                               (thousands)
       Net income                                       $ 9,219           $7,878       $15,195          $10,015
       Foreign currency translation adjustments           1,040             (471)          113             (165)
                                                        -------           ------       -------          -------
       Total comprehensive income                       $10,259           $7,407       $15,308          $ 9,850

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

     During the second quarter of 2001, Foamex L.P. recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of changes in estimates for previously recognized restructuring plans.

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

     Foamex L.P. paid $3.6 million during the first half of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of June 30, 2001, the components of the net accrued restructuring and other charges balance included $4.3 million for plant closure and lease costs and $0.9 million for personnel reductions. All employees impacted by the first quarter 2001 work force reduction were terminated by the end of the second quarter of 2001. Approximately $1.1 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

4.   INVENTORIES

     The components of inventory are listed below.

                                            June 30,              December 31,
                                              2001                    2000
                                            --------              ------------
                                                      (thousands)
     Raw materials and supplies             $49,000                 $64,801
     Work-in-process                         12,188                  11,437
     Finished goods                          20,675                  20,435
                                            -------                 -------
     Total                                  $81,863                 $96,673

5.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                         June 30,              December 31,
                                                                           2001                    2000
                                                                         --------              ------------
       Foamex L.P. Credit Facility                                                  (thousands)
         Term Loan B (a)                                                  $ 76,737                $ 77,136
         Term Loan C (a)                                                    69,761                  70,124
         Term Loan D (a)                                                   101,043                 101,565
         Revolving credit facility (a) (b)                                 131,203                 145,904
       9 7/8% Senior subordinated notes due 2007                           150,000                 150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $7,411 and $8,308 of unamortized debt premium)                    105,411                 106,308
       Industrial revenue bonds                                              7,000                   7,000
       Subordinated note payable (net of unamortized
         debt discount of $49 in 2000)                                           -                   2,289
       Other                                                                 2,845                   4,198
                                                                          --------                --------
                                                                           644,000                 664,524

       Less current portion                                                  5,386                   8,356
                                                                          --------                ---------
       Long-term debt                                                     $638,614                $656,168
                                                                          ========                ========

5.   LONG-TERM DEBT (continued)

(a) The interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment will become effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin.

(b) At June 30, 2001, the revolving credit facility commitment was $172.5 million, the weighted average interest rate was 7.98%, available borrowings totaled $20.1 million and letters of credit outstanding totaled $21.2 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On July 2, 2001, the revolving credit facility commitment was $170.0 million with the second quarter 2001 reduction applied on July 2nd because the last day of the second quarter 2001 was a Saturday.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P.'s (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of June 30, 2001, Foamex L.P. was able to pay Foamex International funds only to the extent to enable Foamex International to meet its tax payment liabilities.

     Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of June 30, 2001.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material costs changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

6.   RETIREE BENEFITS

     Effective May 15, 2001, a non-qualified supplemental executive retirement plan (the "SERP") for certain executives was established. The SERP is a non-qualified plan and provides retirement benefits that supplement the benefits provided under the qualified pension plan. SERP pension expense for the period May 15, 2001 to December 31, 2001 is $0.2 million. The projected benefit obligation and unamortized prior service cost at May 15, 2001 were $0.9 million each, measured using a 6.75% discount rate.

7.   SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges (credits). The restructuring and other charges (credits) totaled less than ($0.1) million in the second quarter of 2001 and less than ($0.1) million for the 2001 year to date period. No restructuring and other charges were recorded in the second quarter of 2000 and $2.8 million was recorded for the 2000 year to date period.

     Segment results are presented below.

                                                    Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ----------    -------     ----------
                                                                  (thousands)
Quarterly period ended June 30, 2001
Net sales                              $121,196     $40,104     $100,858      $24,357       $5,778      $292,293
Income (loss) from operations            16,885      (3,945)       7,546        6,113       (1,137)       25,462
Depreciation and amortization             3,584       1,547        1,121          873          454         7,579

Quarterly period ended June 30, 2000
Net sales                              $129,008     $42,461      $92,428      $26,176       $7,615      $297,688
Income (loss) from operations            15,546      (2,263)       7,445        7,062       (1,471)       26,319
Depreciation and amortization             3,811       1,483        1,192          646          713         7,845

Year to date period ended June 30, 2001
Net sales                              $246,434     $74,702     $185,369      $52,138      $14,964      $573,607
Income (loss) from operations            31,213      (7,780)      13,039       14,027       (1,912)       48,587
Depreciation and amortization             7,446       2,843        2,338        1,607          897        15,131

Year to date period ended June 30, 2000
Net sales                              $257,566     $83,701     $189,739      $53,630      $18,572      $603,208
Income (loss) from operations            28,112      (6,651)      14,753       14,694       (5,149)       45,759
Depreciation and amortization             7,695       3,010        2,397        1,290        1,453        15,845

8.   RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

     Foamex L.P. sold during the quarters ended June 30, 2001 and 2000, approximately $36.8 million and $42.5 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $2.0 million and $1.5 million, respectively, of carpet cushion products from Foamex Carpet during the quarters ended June 30, 2001 and 2000. In addition, Foamex L.P. provided and invoiced approximately $0.1 million of administrative services to Foamex Carpet during the quarters ended June 30, 2001 and 2000, respectively.

     Foamex L.P. sold during the first half of 2001 and 2000, approximately $71.5 million and $83.7 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $3.9 million and $4.1 million, respectively, of carpet cushion products from Foamex Carpet during the first half of 2001 and 2000. In addition, Foamex L.P. provided and invoiced approximately $0.2 million and $0.2 million of administrative services to Foamex Carpet during the first half of 2001 and 2000, respectively.

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

Litigation - Breast Implants

     As of August 14, 2001, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 2,313 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

     During the second quarter of 2001, Foamex International was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace before 1990. The insurance provider is contending that Foamex International is liable for the claims of approximately $3.0 million. Foamex

International intends to strongly defend this claim and considers the dispute to be without merit. If management's assessment of Foamex International's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex International.

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

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 30, 2001, Foamex L.P. had accruals of approximately $3.1 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

10.  SUBSEQUENT EVENTS

Acquisitions

     On July 25, 2001, Foamex L.P. announced the purchase of certain assets of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets. The asset purchase primarily included inventory and machinery and equipment.

Future Accounting Changes

     Subsequent to quarter end, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition referenced above, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and vary in amount. SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition referenced above, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Foamex L.P. continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.

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

Future Accounting Changes

     Subsequent to quarter end, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition referenced above, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and vary in amount. SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Foamex L.P. continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

                                                    Carpet
                                         Foam      Cushion      Automotive   Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------   ---------      -------     ----------
                                                                       (thousands)
Quarterly period ended June 30, 2001
Net sales                              $121,196     $40,104     $100,858      $24,357       $5,778      $292,293
Income (loss) from operations            16,885      (3,945)       7,546        6,113       (1,137)       25,462
Depreciation and amortization             3,584       1,547        1,121          873          454         7,579
Income (loss) from operations
  as a percentage of net sales           14.3%       (9.8)%         7.5%        25.1%        n.m.*          8.9%

Quarterly period ended June 30, 2000
Net sales                              $129,008     $42,461      $92,428      $26,176       $7,615      $297,688
Income (loss) from operations            15,546      (2,263)       7,445        7,062       (1,471)       26,319
Depreciation and amortization             3,811       1,483        1,192          646          713         7,845
Income (loss) from operations
  as a percentage of net sales           12.1%       (5.3)%         8.1%        27.0%         n.m*          8.8%



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.
                                                    Carpet
                                         Foam      Cushion      Automotive   Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------   ---------      -------     ----------
                                                                       (thousands)
Year to date period ended June 30, 2001
Net sales                              $246,434     $74,702     $185,369      $52,138      $14,964      $573,607
Income (loss) from operations            31,213      (7,780)      13,039       14,027       (1,912)       48,587
Depreciation and amortization             7,446       2,843        2,338        1,607          897        15,131
Income (loss) from operations
as a percentage of net sales             12.8%      (10.4)%         7.0%        26.9%        n.m.*          8.5%

Year to date period ended June 30, 2000
Net sales                              $257,566     $83,701     $189,739      $53,630      $18,572      $603,208
Income (loss) from operations            28,112      (6,651)      14,753       14,694       (5,149)       45,759
Depreciation and amortization             7,695       3,010        2,397        1,290        1,453        15,845
Income (loss) from operations
  as a percentage of net sales           10.9%       (7.9)%         7.8%        27.4%         n.m*          7.6%

* not meaningful

Income from Operations

     Net sales for the second quarter of 2001 decreased 1.8% to $292.3 million from $297.7 million in the second quarter of 2000. The decrease was primarily attributed to lower sales in Foam Products, Carpet Cushion Products, Technical Products and Other segments, partially offset by an increase in Automotive Products.

     The gross profit margin was 14.7% in the second quarter of 2001 compared to 13.6% in the same quarter of 2000. Certain raw material cost reductions had the favorable effect of improving the gross margin in the second quarter by approximately two percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 24.0% higher in the second quarter of 2001 with the increase attributable to higher expenses for the estimation of uncollectible accounts receivable, incentive compensation and professional fees.

     Income from operations for the second quarter of 2001 was $25.5 million, which represented a 3.3% decrease from the $26.3 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations remained at $25.5 million in the second quarter of 2001 compared to $26.3 million in the 2000 second quarter. On this basis, income from operations was 8.7% of net sales in 2001 compared to 8.8% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs were also a positive factor.

     Foam Products

     Foam Products net sales for the second quarter of 2001 decreased 6.1% to $121.2 million from $129.0 million in the second quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Partially offsetting these unfavorable factors was an increase in consumer products sales. Despite the sales decline, income from operations increased 8.6% from $15.5 million in the second quarter of 2000 to $16.9 million in the second quarter of 2001. Income from operations was 13.9% of net sales in 2001, up from 12.1% in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the second quarter of 2001 decreased 5.6% to $40.1 million from $42.5 million in the second quarter of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower sales translated to a loss from operations of $3.9 million in 2001 compared to a loss from operations of 2.3 million in 2000. The loss from operations represented 9.8% of net sales in 2001 and 5.3% in 2000.

     Automotive Products

     Automotive Products net sales for the second quarter of 2001 increased 9.1% to $100.9 million from $92.4 million in the second of 2000. The improvement primarily reflected new product programs and renewed activity in the domestic automotive industry following inventory corrections earlier in the year. Higher sales translated to a 1.4% increase in income from operations, from $7.4 million in the second quarter of 2000 to $7.5 million in the second quarter of 2001. Income from operations represented 7.5% of net sales in 2001 and 8.1% in 2000.

     Technical Products

     Net sales for Technical Products in the second quarter of 2001 were down 6.9% to $24.4 million from $26.2 million in the second quarter of 2000. Lower sales primarily reflected a slow down in the technology sector. Income from operations decreased 13.4% to $6.1 million in the second quarter of 2001 compared to $7.1 million in the second quarter of 2000. Income from operations represented 25.1% of net sales in 2001 compared to 27.0% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges (credits). The decrease in net sales associated with this segment primarily resulted from lower net sales from the Foamex L.P.'s Mexico City operation. The loss from operations was $1.1 million in the second quarter of 2001 and included restructuring and other charges (credits) of less than ($0.1) million, discussed below. In the second quarter of 2000, a $1.5 million loss from operations was recorded.

     During the second quarter of 2001, Foamex L.P. recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of changes in estimates for previously recognized restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $15.1 million in the second quarter of 2001, which represented a 12.3% decrease from the 2000 second quarter expense of $17.3 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 5 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

debt leverage ratio, as defined. During the third quarter of 2001, a total of 75 basis points will be the cumulative adjustment to the applicable interest rate margin.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.3 million for the second quarter of 2001 compared to $0.4 million in the second quarter of 2000.

Other Expense, Net

     Other net expense recorded for the second quarter of 2001 totaled $0.2 million and primarily included letter of credit fees and losses on the disposition of fixed assets. During the second quarter of 2000, other net expense recorded totaled $0.2 million and included a loss on disposition of fixed assets.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

Net Income

     Net income for the second quarter of 2001 was $9.2 million compared to $7.9 million recorded in the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED JUNE 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED JUNE 30, 2000

Income from Operations

     Net sales for the first half of 2001 decreased 4.9% to $573.6 million from $603.2 million in the first half of 2000. Lower sales were recorded in all segments, as discussed on a segment basis below.

     The gross profit margin was 13.8% in the first half of 2001 compared to 12.8% in the comparable period in 2000. Certain raw material cost reductions had the favorable effect of improving the gross margin in the first half by approximately two percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 7.3% higher in the first half of 2001 with the increase primarily attributable to higher expenses for the estimation of uncollectible accounts receivable, higher employee medical costs and professional fees.

     Income from operations for the first half of 2001 was $48.6 million, which represented a 6.2% increase from the $48.6 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001 and $2.8 million in the first half of 2000. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $48.6 million for the first half of 2001 compared to $48.6 million in the 2000 first half. On this basis, income from operations was 8.5% of net sales in 2001 compared to 8.1% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

     Foam Products

     Foam Products net sales for the first half of 2001 decreased 4.3% to $246.4 million from $257.6 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Consumer products sales were also down, although sales levels did rebound during the second quarter. Despite the sales decline, income from operations increased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

11.0%, from $28.1 million in the first half of 2000 to $31.2 million in the first half of 2001. Income from operations was 12.7% of net sales in 2001, up from 10.9% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first half of 2001 decreased 10.8% to $74.7 million from $83.7 million in the comparable period of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower sales translated to a loss from operations of $7.8 million in the first half of 2001 compared to a loss from operations of $6.7 million in 2000. The loss from operations represented 10.4% of net sales in 2001 and 7.9% of net sales in 2000.

     Automotive Products

     Automotive Products net sales for the first half of 2001 decreased 2.3% to $185.4 million from $189.7 million in the first half of 2000. The decline reflected a slow down in the domestic automobile industry following inventory corrections earlier in the year. During the second quarter of 2001, sales levels rebounded which primarily reflected new product programs and improved order levels. Lower sales translated into a 11.6% decline in income from operations, from $14.8 million in the first half of 2000 to $13.0 million in the first half of 2001. Income from operations represented 7.0% of net sales in 2001 and 7.8% in 2000.

     Technical Products

     Net sales for Technical Products in the first half of 2001 were down 2.8% to $52.1 million from $53.6 million in the comparable period of 2000. Lower sales primarily reflected a slow down in the technology sector. Income from operations decreased 4.5% to $14.0 million in the first half of 2001 compared to $14.7 million in the first half of 2000. Income from operations represented 26.9% of net sales in 2001 compared to 27.4% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from lower net sales from the Company's Mexico City operation. The loss from operations was $1.9 million in the first half of 2001 and included restructuring and other charges (credits ), discussed below. The $5.1 million loss from operations in the first half of 2000 included restructuring and other charges totaling $2.8 million.

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

     During the second quarter of 2001, Foamex L.P. recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of changes in estimates for previously recognized restructuring plans.

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

     Foamex L.P. paid $3.6 million during the first half of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of June 30, 2001, the components of the net accrued restructuring and other charges balance included $4.3 million for plant closure and lease costs and $0.9 million for personnel reductions. All employees impacted by the first quarter 2001 work force reduction were terminated by the end of the second quarter of 2001. Approximately $1.1 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $31.5 million in the first half of 2001, which represented a 8.2% decrease from the 2000 first half expense of $34.3 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 5 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. By the end of the third quarter of 2001, a total of 75 basis points will be the applicable incremental interest rate margin.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.5 million for the first half of 2001 compared to $0.7 million in the comparable period of 2000.

     Other Expense, Net

     Other net expense recorded for the first half 2001 totaled $0.2 million and primarily included letter of credit fees and losses on the disposition of fixed assets. During the first half of 2000, other net expense recorded totaled $0.4 million and primarily included losses on the disposition of fixed assets.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Net Income

     Net income for the first half of 2001 was $15.2 million compared to $10.0 million recorded in the first half of 2000.

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

     Cash and cash equivalents totaled $1.2 million at the end of the first quarter of 2001 compared to $2.9 million at the end of 2000. Working capital at the end of the second quarter of 2001 was $107.3 million and the current ratio was 1.6 to 1 compared to working capital at the end of 2000 of $109.5 million and a current ratio of 1.7 to 1. Significant changes in working capital included a $24.4 million increase in accounts receivable, a $14.8 million decrease in inventories and an $18.4 million increase in accounts payable. During the second quarter of 2001, Foamex L.P. achieved improved payment terms with a number of vendors that contributed to the improvement of working capital and may have a more favorable significant effect in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Total debt at the end of the second quarter of 2001 was $644.1 million, down $20.5 million from year-end 2000. As of June 30, 2001, there were $131.2 million of revolving credit borrowings, at a weighted average interest rate of 7.98%, under the Foamex L.P. credit facility with $20.1 million available for additional borrowings and $21.2 million of letters of credit outstanding. There was less than $0.1 million of borrowings by Foamex Canada Inc. ("Foamex Canada") as of June 30, 2001 under Foamex Canada's revolving credit agreement with unused availability of approximately $5.2 million.

     As of June 30, 2001, Foamex L.P. was in compliance with the various financial covenants of its loan agreements.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material costs changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first half of 2001 was $25.0 million compared to $20.2 million for the first half of 2000. The increase primarily reflected improved results and reduced working capital requirements.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $12.0 million for the first half of 2001. Cash requirements included capital expenditures of $12.1 million and other investing activities of $0.5 million, partially offset by $0.6 million of proceeds from the sale of assets. In the first half of 2000, cash flow used for investing activities totaled $8.4 million, which included $10.3 million of capital expenditures, and increase in the revolving loan with Foamex International of $1.2 million, partially offset by $3.6 million of proceeds from the sale of assets. Foamex L.P. has increased its estimate of capital expenditures for 2001 and currently expects capital expenditures for 2001 to be less than $25.0 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $14.6 million for the first half of 2001 compared to cash used of $11.8 million in the first half of 2000. Cash requirements for 2001 primarily reflected debt repayments, partially offset by an increase in cash overdrafts. During the first half of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility.

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

recorded by Foamex L.P. in connection with environmental matters as of June 30, 2001 was $3.1 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in Note 8 to Foamex L.P.'s condensed consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 30, 2001, indebtedness with variable interest rates totaled $388.4 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $3.9 million.

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

Item 5.   Other Information.

     On June 28, 2001, PricewaterhouseCoopers LLP, Foamex International's and Foamex L.P.'s independent auditor resigned. Foamex International and Foamex L.P. announced early in July that Deloitte & Touche LLP were retained as the new independent auditor. Additional information concerning these developments were included in the Current Reports on Form 8-K and 8-K/A, referenced in Item 6 below.

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.10.9  Foamex  International  Inc.  Equity  Incentive  Plan  for  Non-Employee
         Directors is incorporated herein by reference from the Foamex International Amended and Restated Proxy for the 2001 Annual Meeting.
10.10.10 Foamex International Inc. Key Employee Incentive Bonus Plan is incorporated herein by reference from the Foamex International Amended and Restated Proxy for the 2001 Annual Meeting.
10.10.11 Agreement  with  Consultant, dated April 24, 2001 by and between Robert
         J. Hay  and  Foamex  L.P.  was  filed  as  an  exhibit  to  the  Foamex
         International Form 10-Q for the second quarter and is incorporated herein by reference.

     (b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended June 30, 2001:

     A report dated May 3, 2001,was filed for Item 5. Other Events, concerning a press release announcing Foamex International's financial results for the quarter ended March 31, 2001.

     A report dated June 28, 2001, was filed for Item 5. Other Events, concerning a press release announcing the resignation of the independent accountants of Foamex International and Foamex L.P. and adjournment of the Foamex International June 29, 2001 Annual Meeting of Stockholders. On July 6, 2001, an amended report was filing with the required disclosures under
     Item 4. Changes in Registrant's Certifying Accountant.

     Subsequent to the end of the second quarter of 2001, a report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing an acquisition agreement.

     Subsequent to the end of the second quarter of 2001, a report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing the engagement of a new independent auditors. On July 18, 2001, an amended report was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

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


                                     FOAMEX L.P.
                                     By: FMXI, Inc.
                                         General Partner


Date:  August 15, 2001               By:  /s/ George L. Karpinski
                                          --------------------------
                                          George L. Karpinski
                                          Vice President


                                     FOAMEX CAPITAL CORPORATION


Date:  August 15, 2001               By:  /s/ George L. Karpinski
                                          --------------------------
                                          George L. Karpinski
                                          Vice President