Form 10-Q
period 2001-09-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2001-11-14
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                       05-0475617
          Delaware                                       22-3182164
-------------------------------                     -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

1000 Columbia Avenue
Linwood, PA                                                  19061
-------------------------------                     -------------------------
(Address of principal                                      (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
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

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 13, 2001 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX
                                                                                                         Page

Part I.  Financial Information

         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
                Year to Date Periods Ended September 30, 2001 and September 30, 2000                       3

              Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2001
                and December 31, 2000                                                                      4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Year to date
                Periods Ended September 30, 2001 and September 30, 2000                                    5

              Notes to Condensed Consolidated Financial Statements (unaudited)                             6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.                                                                        15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                             22

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                      23

         Item 5.  Other Information.                                                                      23

         Item 6.  Exhibits and Reports on Form 8-K.                                                       23

Signatures                                                                                                24


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

Foamex L.P.'s independent auditor was not engaged to and did not review the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. See Part II Item 5 "Other Information" concerning changes in independent accountants.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                        Quarterly Periods Ended       Year to Date  Periods Ended
                                                     September 30,   September 30,    September 30,  September 30,
                                                         2001            2000             2001           2001
                                                     -------------   ------------     -------------  -------------
                                                                              (thousands)
NET SALES                                               $304,765       $286,371          $878,372       $889,579

COST OF GOODS SOLD                                       263,307        247,732           757,933        773,997
                                                        --------       --------          --------       --------

GROSS PROFIT                                              41,458         38,639           120,439        115,582

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                16,431         13,966            46,872         42,329

RESTRUCTURING AND OTHER CHARGES                              238          2,800               191          5,621
                                                        --------       --------          --------       --------

INCOME FROM OPERATIONS                                    24,789         21,873            73,376         67,632

INTEREST AND DEBT ISSUANCE EXPENSE                        14,467         17,757            46,002         52,105

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURE                                             350            282               874          1,014

OTHER EXPENSE, NET                                          (981)          (488)           (1,229)          (926)
                                                        --------       --------          --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES                   9,691          3,910            27,019         15,615

PROVISION FOR INCOME TAXES                                 1,184            868             3,317          2,558
                                                        --------       --------          --------       --------

NET INCOME                                              $  8,507       $  3,042          $ 23,702       $ 13,057
                                                        ========       ========          ========       ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               September 30,      December 31,
                                                                                   2001               2000
ASSETS                                                                         -------------      ------------
CURRENT ASSETS                                                                         (thousands)
   Cash and cash equivalents                                                     $  5,480           $  2,887
   Accounts receivable, net of allowances of $7,645 in 2001
     and $6,458 in 2000                                                           174,117            134,478
   Accounts receivable from related parties                                        14,369             12,483
   Inventories                                                                     93,354             96,673
   Other current assets                                                            21,232             20,569
                                                                                 --------           --------
       Total current assets                                                       308,552            267,090
                                                                                 --------           --------

Property, plant and equipment                                                     390,364            377,732
Less accumulated depreciation                                                    (185,075)          (175,260)
                                                                                 --------           --------
   NET PROPERTY, PLANT AND EQUIPMENT                                              205,289            202,472

COST IN EXCESS OF ASSETS ACQUIRED, net of
   accumulated amortization of $24,304 in 2001 and $20,677 in 2000                184,030            178,299

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $10,849 in 2001 and $8,719 in 2000                                            9,871             11,491

OTHER ASSETS                                                                       27,212             18,209
                                                                                 --------           --------

TOTAL ASSETS                                                                     $734,954           $677,561
                                                                                 ========           ========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
   Current portion of long-term debt                                             $  5,270           $  8,356
   Accounts payable                                                               144,091             82,756
   Cash overdrafts                                                                 13,790              6,885
   Accrued employee compensation and benefits                                      21,457             20,420
   Accrued interest                                                                10,536              9,133
   Accrued customer rebates                                                         9,878             12,400
   Other accrued liabilities                                                       20,232             17,662
                                                                                 --------           --------
       Total current liabilities                                                  225,254            157,612

LONG-TERM DEBT                                                                    623,700            656,168

OTHER LIABILITIES                                                                  42,894             32,688
                                                                                 --------           --------

       Total liabilities                                                          891,848            846,468
                                                                                 --------           --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
   General partners                                                              (110,648)          (130,235)
   Limited partners                                                                     -                  -
   Accumulated other comprehensive loss                                           (34,535)           (24,461)
   Notes and advances receivable from partner                                      (2,490)            (4,990)
   Notes receivable from related party                                             (9,221)            (9,221)
                                                                                 --------           --------
       Total partners' deficit                                                   (156,894)          (168,907)
                                                                                 --------           --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                          $734,954           $677,561
                                                                                 ========           ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Year to Date Periods Ended
                                                                               September 30,      September 30,
                                                                                   2001               2000
                                                                               -------------      ------------
                                                                                        (thousands)
OPERATING ACTIVITIES
   Net income                                                                    $23,702             $13,057
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                22,888              24,652
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                            133                 172
     Loss on disposition of assets                                                   634                   -
     Asset writedowns and other charges                                                -               2,789
     Other operating activities                                                     (217)              3,731
     Changes in operating assets and liabilities, net                             18,550              21,171
                                                                                 -------             -------

         Net cash provided by operating activities                                65,690              65,572
                                                                                 -------             -------

INVESTING ACTIVITIES
   Capital expenditures                                                          (16,704)            (18,460)
   Acquisitions - asset purchase                                                 (16,950)                  -
   Proceeds from sale of assets                                                      635               3,571
   Proceeds from notes due from partners                                           2,500                   -
   Increase in revolving loan with Foamex International                                -              (1,805)
   Other investing activities                                                       (934)             (1,134)
                                                                                 -------             -------

         Net cash used for investing activities                                  (31,453)            (17,828)
                                                                                 -------             -------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                                 -              (1,627)
   Repayments of revolving loans                                                 (27,881)            (12,031)
   Repayments of long-term debt                                                   (6,392)            (19,201)
   Repayment of long-term debt - related party                                         -             (34,000)
   Distributions paid to partners                                                 (3,766)                  -
   Debt issuance costs                                                              (510)                  -
   Increase in cash overdrafts                                                     6,905              20,748
                                                                                 -------             -------

         Net cash used for financing activities                                  (31,644)            (46,111)
                                                                                 -------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          2,593               1,633

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                          2,887               1,573
                                                                                 -------             -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                              $ 5,480             $ 3,206
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

Future Accounting Changes

     During the third quarter of 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition discussed in Note 2, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 2, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Foamex L.P. continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

     Also during the third quarter of 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. Foamex L.P. has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

2.   ACQUISITION - ASSET PURCHASE

     On July 25, 2001, Foamex L.P. announced the purchase of certain assets of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets. The assets purchased primarily included inventory and machinery and equipment. In connection with the transaction, Foamex L.P. also assumed certain liabilities.

3.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                       Quarterly Periods Ended        Year to Date Periods Ended
                                                     September 30,   September 30,  September 30,   September 30,
                                                         2001            2000           2001            2000
                                                     -------------   ------------   -------------   -------------
                                                                             (thousands)
     Net income                                         $ 8,507         $3,042          $23,702         $13,057
     Foreign currency translation adjustments            (1,156)          (387)          (1,043)           (552)
     Minimum pension liability adjustment (a)           (14,408)             -          (14,408)              -
                                                        -------         ------          -------         -------
     Total comprehensive income (loss)                  $(7,057)        $2,655          $ 8,251         $12,505
                                                        =======         ======          =======         =======

     (a)  See Note 7

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

2001
     During the first quarter of 2001, a net restructuring credit of less than $0.1 million was recorded. The credit was comprised of: (i) restructuring charges of $0.3 million for severance relating to the termination of 26 employees; (ii) other charges of $1.4 million relating to severance for the former President and Chief Executive Officer; (iii) offset by a $1.8 million restructuring credit. The restructuring credit is comprised of $1.5 million for a sublease and early lease termination of an idle facility and $0.3 million for the sale of another facility. Both facilities and related restructuring charges were part of prior years' restructuring plans.

     During the second quarter of 2001, Foamex L.P. recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of changes in estimates for previously recognized restructuring plans.

     During the third quarter of 2001, Foamex L.P. recorded restructuring and other charges of $0.2 million for changes in estimates for previously recognized restructuring plans.

     Foamex L.P. paid $3.8 million during the first three quarters of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of September 30, 2001, the components of the net accrued restructuring and other charges balance included $3.9 million for plant closure and lease costs and $0.9 million for personnel reductions. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $0.6 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

2000

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

     During the third quarter 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed asset writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for 72 employees. The third quarter of 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

5.   INVENTORIES

     The components of inventory are listed below.

                                            September 30,       December 31,
                                                2001                2000
                                            -------------       ------------
                                                      (thousands)
     Raw materials and supplies               $58,335              $64,801
     Work-in-process                           12,214               11,437
     Finished goods                            22,805               20,435
                                              -------              -------
     Total                                    $93,354              $96,673
                                              =======              =======

6.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                         September 30,          December 31,
                                                                              2001                  2000
                                                                         -------------          ------------
       Foamex L.P. Credit Facility                                                    (thousands)
         Term Loan B (a)                                                    $ 76,538               $ 77,136
         Term Loan C (a)                                                      69,580                 70,124
         Term Loan D (a)                                                     100,782                101,565
         Revolving credit facility (a) (b)                                   118,024                145,904
       9 7/8% Senior subordinated notes due 2007                             150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $6,963 and $8,308 of unamortized debt premium)                      104,963                106,308
       Industrial revenue bonds                                                7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $49 in 2000)                                             -                  2,289
       Other                                                                   2,083                  4,198
                                                                            --------               --------
                                                                             628,970                664,524

       Less current portion                                                    5,270                  8,356
                                                                            --------               --------

       Long-term debt                                                       $623,700               $656,168
                                                                            ========               ========



                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

(a) The interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment became effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin. At September 30, 2001, the calculated leverage ratio was below the 5.00 to 1.00 leverage ratio covenant and the cumulative adjustment of 75 basis points, discussed above, was eliminated.

(b) At September 30, 2001, the revolving credit facility commitment was $170.0 million, the weighted average interest rate was 7.69%, available borrowings totaled $31.3 million and letters of credit outstanding totaled $20.7 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On October 1, 2001, the revolving credit facility commitment was $168.5 million with the third quarter 2001 reduction applied on October 1st because the last day of the third quarter 2001 was a Sunday.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P.'s (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of September 30, 2001, Foamex L.P. was able to pay Foamex International funds only to the extent to enable Foamex International to meet its tax payment liabilities.

     Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of September 30, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of Foamex L.P.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated, the asset utilization program does not result in the realization of adequate proceeds, or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance  appears  likely,  or occurs,  Foamex L.P.  will seek the lenders'
approvals of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

7.   RETIREE BENEFITS

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

     Foamex L.P. initiated a valuation of pension obligations as of September 30, 2001. The projected benefit obligation, measured using a 7.0% discount rate, was $90.9 million and included the SERP obligations discussed above. As a result of the valuation and a net decrease in pension plan assets from the beginning of the year, an adjustment to the minimum pension liability was required. The increase in minimum pension liability resulted in the increase to other liabilities (long-term) in the condensed consolidated balance sheet. Included in
Note 3 is the minimum pension liability adjustment required to increase the amount of the accumulated comprehensive loss. As a result of the valuation, pension expense for the fourth quarter will increase. Foamex L.P. will complete another valuation of pension obligations at year-end 2001.

8.   SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges. The restructuring and other charges totaled $0.2 million in the third quarter of 2001 and $0.2 million for the 2001 year to date period. Restructuring and other charges of $2.8 million were recorded in the third quarter of 2000 and $5.6 million were recorded for the 2000 year to date period.

     Segment results are presented below.

                                                        Carpet
                                              Foam      Cushion      Automotive     Technical
                                            Products    Products      Products       Products       Other          Total
                                            --------    --------     ----------     ---------     ---------     ----------
                                                                       (thousands)
Quarterly period ended September 30, 2001
Net sales                                   $130,920     $40,752       $95,705       $29,653        $7,735       $304,765
Income (loss) from operations                 20,541      (3,476)        4,261         4,971        (1,508)        24,789
Depreciation and amortization                  3,803       1,411         1,182           821           540          7,757

Quarterly period ended September 30, 2000
Net sales                                   $134,456     $41,438       $76,242       $27,029        $7,206       $286,371
Income (loss) from operations                 15,543      (1,429)        4,065         7,718        (4,024)        21,873
Depreciation and amortization                  4,112       1,462         1,198           657         1,378          8,807



                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   SEGMENT RESULTS (continued)

                                                        Carpet
                                              Foam      Cushion      Automotive     Technical
                                            Products    Products      Products       Products       Other          Total
                                            --------    --------     ----------     ---------     ---------     ----------
                                                                       (thousands)
Year to date period ended September 30, 2001
Net sales                                   $377,354    $115,454      $281,074       $81,791       $22,699       $878,372
Income (loss) from operations                 51,754     (11,256)       17,300        18,998        (3,420)        73,376
Depreciation and amortization                 11,249       4,254         3,520         2,428         1,437         22,888

Year to date period ended September 30, 2000
Net sales                                   $392,022    $125,139      $265,981       $80,659       $25,778       $889,579
Income (loss) from operations                 43,655      (8,080)       18,818        22,412        (9,173)        67,632
Depreciation and amortization                 11,807       4,472         3,595         1,947         2,831         24,652

9.   RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

     Foamex L.P. sold during the quarters ended September 30, 2001 and 2000, approximately $40.3 million and $41.4 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $1.8 million and $1.7 million, respectively, of carpet cushion products from Foamex Carpet during the quarters ended September 30, 2001 and 2000. In addition, Foamex L.P. provided and invoiced approximately $0.1 million of administrative services to Foamex Carpet during the quarters ended September 30, 2001 and 2000, respectively.

     Foamex L.P. sold during the first three quarters of 2001 and 2000, approximately $111.7 million and $125.1 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $5.5 million and $5.3 million, respectively, of carpet cushion products from Foamex Carpet during the first three quarters of 2001 and 2000. In addition, Foamex L.P. provided and invoiced approximately $0.3 million of administrative services to Foamex Carpet during the first three quarters of 2001 and 2000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  COMMITMENTS AND CONTINGENCIES (continued)

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

     Under the terms of the stipulation of settlement related to the Delaware Action (which has been filed with the Delaware Court), Foamex International agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John
V. Tunney, would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

     The settlement of the Delaware Action is subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against Foamex International and its current and former directors and officers. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by Foamex International or any individuals. If management's assessment of Foamex International's liability with respect to these actions is incorrect, such actions could have a material adverse effect on Foamex International's consolidated financial position, results of operations and cash flows.

Litigation - Breast Implants

     As of November 8, 2001, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 1,955 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. Foamex L.P. believes that the number of suits and claimants may increase. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  COMMITMENTS AND CONTINGENCIES (continued)

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

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 2001, Foamex L.P. had accruals of approximately $2.7 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPFSM, which do not utilize methylene chloride and Foamex L.P.'s ability to shift current production to the facilities which use these alternative technologies, Foamex L.P. is compliance with these regulations. The 1990 CAA Amendments also may result in the

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  COMMITMENTS AND CONTINGENCIES (continued)

imposition of additional  standards  regulating air emissions from  polyurethane
foam  manufacturers,   but  these  standards  have  not  yet  been  proposed  or
promulgated.

     Foamex L.P. has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at six facilities. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. Foamex L.P. has accruals of $1.7 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P. reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

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

Future Accounting Changes

     During the third quarter of 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition discussed in Note 2, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 2, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Foamex L.P. continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.


     Also during the third quarter of 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. Foamex L.P. has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001
COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

                                                        Carpet
                                              Foam      Cushion      Automotive     Technical
                                            Products    Products      Products       Products       Other          Total
                                            --------    --------     ----------     ---------     ---------     ----------
Quarterly period ended September 30, 2001
Net sales                                   $130,920     $40,752       $95,705       $29,653        $7,735       $304,765
Income (loss) from operations                 20,541      (3,476)        4,261         4,971        (1,508)        24,789
Depreciation and amortization                  3,803       1,411         1,182           821           540          7,757
Income (loss) from operations
   as a percentage of net sales                15.7%       (8.5)%         4.5%         16.8%         n.m.*           8.1%

Quarterly period ended September 30, 2000
Net sales                                   $134,456     $41,438       $76,242       $27,029        $7,206       $286,371
Income (loss) from operations                 15,543      (1,429)        4,065         7,718        (4,024)        21,873
Depreciation and amortization                  4,112       1,462         1,198           657         1,378          8,807
Income (loss) from operations
   as a percentage of net sales                11.6%       (3.4)%         5.3%         28.6%         n.m.*           7.6%

Year to date period ended September 30, 2001
Net sales                                   $377,354    $115,454      $281,074       $81,791       $22,699       $878,372
Income (loss) from operations                 51,754     (11,256)       17,300        18,998        (3,420)        73,376
Depreciation and amortization                 11,249       4,254         3,520         2,428         1,437         22,888
Income (loss) from operations
   as a percentage of net sales                13.7%       (9.7)%         6.2%         23.2%         n.m.*           8.4%

Year to date period ended September 30, 2000
Net sales                                   $392,022    $125,139      $265,981       $80,659       $25,778       $889,579
Income (loss) from operations                 43,655      (8,080)       18,818        22,412        (9,173)        67,632
Depreciation and amortization                 11,807       4,472         3,595         1,947         2,831         24,652
Income (loss) from operations
   as a percentage of net sales                11.1%       (6.5)%         7.1%         27.8%         n.m.*           7.6%

* not meaningful

Income from Operations

     Net sales for the third quarter of 2001 increased 6.4% to $304.8 million from $286.4 million in the third quarter of 2000. The increase was primarily attributable to improved sales in Automotive Products. Technical Products and the Other segment also reported higher sales. Partially offsetting these sales gains were decreases in Foam Products and Carpet Cushion Products. The improvement in sales partially reflected the impact of sales related to the acquisition, discussed in Note 2.

     The gross profit margin was 13.6% in the third quarter of 2001 and 13.5% in the third quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the third quarter of 2001 by approximately 1.2 percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 17.7% higher in the third quarter of 2001. The increase included the impact of higher professional fees, including those related to the change in independent accountants.

     Income from operations for the third quarter of 2001 was $24.8 million, which represented a 13.3% increase from the $21.9 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.2 million in 2001 and $2.8 million in 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

from operations was $25.0 million in the third quarter of 2001 compared to $24.7 million in the 2000 third quarter. On this basis, income from operations was 8.2% of net sales in 2001 compared to 8.6% of net sales in 2000.

     Foam Products

     Foam Products net sales for the third quarter of 2001 decreased 2.6% to $130.9 million from $134.5 million in the third quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Despite the sales decline, income from operations increased 32.2%, from $15.5 million in the third quarter of 2000 to $20.5 million in the third quarter of 2001. Income from operations was 15.7% of net sales in 2001, up from 11.6% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the third quarter of 2001 decreased 1.7% to $40.8 million in 2001 from $41.4 million in the third quarter of 2000. Sales declines translated to a loss from operations of $3.5 million in the third quarter of 2001 compared to a loss from operations of $1.4 million in the 2000 third quarter. The loss from operations represented 8.5% of net sales in 2001 and 3.4% of net sales in 2000.

     Automotive Products

     Automotive Products net sales for the third quarter of 2001 increased 25.5% to $95.7 million from $76.2 million in the third quarter of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Higher sales translated into a 4.8% increase in income from operations, from $4.1 million in the third quarter of 2000 to $4.3 million in the third quarter of 2001. Income from operations represented 4.5% of net sales in 2001 and 5.3% in 2000.

     Technical Products

     Net sales for Technical Products in the third quarter of 2001 were up 9.7% to $29.7 million from $27.0 million in the third quarter of 2000. The improvement primarily reflected sales from the acquisition, discussed in Note 2. Income from operations decreased 35.6% to $5.0 million in the third quarter of 2001 compared to $7.7 million in the third quarter of 2000. Results continue to be impacted by a slow down in the technology industry. Income from operations represented 16.8% of net sales in 2001 compared to 28.6% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from the Company's Mexico City operation. The loss from operations was $1.5 million in the third quarter of 2001 and included restructuring and other charges, discussed below. The $4.0 million loss from operations in the third quarter of 2000 also included restructuring and other charges, discussed below.

     During the third quarter of 2001, the Company recorded restructuring and other charges of $0.2 million for changes in estimates for previously recognized restructuring plans.

     During the third quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed assets writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for 72 employees. The third quarter 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $14.5 million in the third quarter of 2001, which represented a 18.5% decrease from the 2000 third quarter expense of $17.8 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 6, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will be benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.4 million for the third quarter of 2001 compared to $0.3 million in the third quarter of 2000.

     Other Expense, Net

     Other net expense recorded for the third quarter of 2001 totaled $1.0 million and included losses on the disposition of fixed assets and losses related to the impairment of fixed assets. During the third quarter of 2000, other net expense recorded totaled $0.5 million and included losses on the disposition of fixed assets.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Net Income

     Net income for the third quarter of 2001 was $8.5 million compared to $3.0 million recorded in the third quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2000

Income from Operations

     Net sales for the first three quarters of 2001 decreased 1.3% to $878.4 million from $889.6 million in the first three quarters of 2000. The decline was primarily attributable to lower sales in Foam Products and Carpet Cushion Products, partially offset by higher sales in Automotive Products and Technical Products.

     The gross profit margin was 13.7% in the first three quarters of 2001 compared to 13.0% in the comparable period in 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first three quarters of 2001 by approximately 1.8 percentage points. There can no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 10.7% higher in the first three quarters of 2001. The increase included the impact of higher professional fees, including those associated with the change in independent accountants.

     Income from operations for the first three quarters of 2001 was $73.4 million, which represented an 8.5% increase from the $67.6 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.2 million in 2001 and $5.6 million in the first three quarters of 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $73.6 million for the first three quarters of 2001 compared to $73.3 million in the comparable 2000 period. On this basis, income from operations was 8.4% of net sales in 2001 and 8.2% of sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the first three quarters of 2001 decreased 3.7% to $377.4 million from $392.0 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Despite the sales decline, income from operations increased 18.6%, from $43.7 million in the first three quarters of 2000 to $51.8 million in the comparable period of 2001. Income from operations was 13.7% of net sales in 2001, up from 11.1% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first three quarters of 2001 decreased 7.7% to $115.5 million from $125.1 million in the comparable period of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Sales declines translated to a loss from operations of $11.3 million in the first three quarters of 2001 compared to a loss from operations of $8.1 million in 2000. The loss from operations represented 9.7% of net sales in 2001 and 6.5% of net sales in 2000.

     Automotive Products

     Automotive Products net sales for the first three quarters of 2001 increased 5.7% to $281.1 million from $266.0 million in the first three quarters of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Income from operations declined 8.1%, from $18.8 million in the first three quarters of 2000 to $17.3 million in the first three quarters of 2001. Income from operations represented 6.2% of net sales in 2001 and 7.1% in 2000.

     Technical Products

     Net sales for Technical Products in the first three quarters of 2001 were up 1.4% to $81.8 million from $80.7 million in the comparable period of 2000. Higher sales primarily reflected sales from the acquisition, discussed in Note
2. Income from operations decreased 15.2% to $19.0 million in the first three quarters of 2001 compared to $22.4 million in the first three quarters of 2000. The decline reflected a lower value shipment mix and a slow down in the technology industry. Income from operations represented 23.2% of net sales in 2001 compared to 27.8% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. Net sales associated with this segment primarily are from the Company's Mexico City operation. The loss from operations was $3.4 million in the first three quarters of 2001 and included restructuring and other charges (credits), discussed below. The $9.2 million loss from operations in the first three quarters of 2000 included restructuring and other charges totaling $5.6 million.

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

     During the third quarter of 2001, Foamex L.P. recorded restructuring and other charges of $0.2 million for changes in estimates for previously recognized restructuring plans.

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

     Foamex L.P. paid $3.8 million during the three quarters of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of September 30, 2001, the components of the net accrued restructuring and other charges balance included $3.9 million for plant closure and lease costs and $0.9 million for personnel reductions. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $0.6 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $46.0 million in the first three quarters of 2001, which represented a 11.7% decrease from $52.1 million recorded during the first three quarters of 2000. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 6, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will be benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     Income  from an equity  interest  in an Asian joint  venture  totaled  $0.9 million for the first three quarters of 2001 compared to $1.0 million in the comparable period of 2000.

     Other Expense, Net

     Other net expense recorded for the first three quarters of 2001 totaled $1.2 million and primarily included letter of credit fees, losses on the disposition of fixed assets and impairment losses related to fixed assets. During the first three quarters of 2000, other net expense recorded totaled $0.9 million and primarily included losses on the disposition of fixed assets.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Net Income

     Net income for the first three quarters of 2001 was $23.7 million compared to $13.1 million recorded in the first three quarters of 2000.

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

     Cash and cash equivalents totaled $5.5 million at the end of the third quarter of 2001 compared to $2.9 million at the end of 2000. Working capital at the end of the third quarter of 2001 was $83.3 million and the current ratio was
1.4 to 1 compared to working capital at the end of 2000 of $109.5 million and a current ratio of 1.7 to 1. Significant changes in working capital included a $39.6 million increase in accounts receivable and a $61.3 million increase in accounts payable. During the second quarter of 2001, the Company achieved improved payment terms with a number of vendors that contributed to the improvement of working capital and may have a more significant favorable effect in the future.

     Total debt at the end of the third quarter of 2001 was $629.0 million, down $35.6 million from year-end 2000. As of September 30, 2001, there were $118.0 million of revolving credit borrowings, at a weighted average interest rate of 7.69%, under the Foamex L.P. credit facility with $31.3 million available for additional borrowings and $20.7 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of September 30, 2001 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.1 million.

     Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of September 30, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of Foamex L.P.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated, the asset utilization program does not result in the realization of adequate proceeds, or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance  appears  likely,  or occurs,  Foamex L.P.  will seek the lenders'
approvals of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first three quarters of 2001 was $65.7 million, slightly higher compared to $65.6 million for the first three quarters of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $31.5 million for the first three quarters of 2001. Cash requirements included capital expenditures of $16.7 million and $17.0 million for asset purchases, see Note 2. In the first three quarters of 2000, cash flow used for investing activities totaled $17.8 million, which included $18.5 million of capital expenditures, partially offset by $3.6 million of proceeds from the sale of assets. The estimate of capital expenditures for 2001 is expected to be less than $25.0 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $31.6 million for the first three quarters of 2001 compared to cash used of $46.1 million in the comparable period of 2000. Cash requirements for 2001 primarily reflected debt repayments and distributions paid to partners, partially offset by an increase in cash overdrafts. Cash required in 2000 included a $34.0 million repayment of the Foamex/GFI Note with borrowings under the Foamex L.P. revolving credit facility. Also during the first three quarters of 2000, cash overdrafts increased by $20.7 million.

     Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 30, 2001 was $2.7 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in Note 10 to Foamex L.P.'s condensed consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

     Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 30, 2001, indebtedness with variable interest rates totaled $373.9 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $3.7 million.

     Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000. The information from Note 10 of the condensed consolidated financial statements is incorporated herein by reference.

Item 5.   Other Information.

          As previously reported on June 28, 2001, PricewaterhouseCoopers LLP, Foamex International's and Foamex L.P.'s independent auditor resigned. Foamex International and Foamex L.P. announced early in July that Deloitte & Touche LLP were retained as the new independent auditor. Additional information concerning these developments were included in the Current Reports on Form 8-K and 8-K/A, referenced in Item 6 below.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          4.5 Commitment letter dated August 8, 2001, from the Bank of Nova Scotia to Foamex Canada Inc.

(b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended September 30, 2001:

          On July 6, 2001, an amended report concerning the resignation of the independent accountants of Foamex International and Foamex L.P. was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

          A report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing an acquisition agreement.

          A report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing the engagement of a new independent auditor for Foamex International and Foamex L.P. On July 18, 2001, an amended report was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

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

                                          FOAMEX L.P.
                                          By: FMXI, Inc.
                                          General Partner


Date:  November 14, 2001                  By:  /s/ Michael D. Carlini
                                               ----------------------
                                               Michael D. Carlini
                                               Senior Vice President


                                          FOAMEX CAPITAL CORPORATION

Date:  November 14, 2001                  By:  /s/ Michael D. Carlini
                                               ----------------------
                                               Michael D. Carlini
                                               Senior Vice President