Form 10-K/A
period 2000-12-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2002-02-25
CIK 890080, 890081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

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

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

           Delaware                                          05-0475617
           Delaware                                          22-3182164
-------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

1000 Columbia Avenue, Linwood, PA                               19061
----------------------------------------                ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                 Amendment No. 1

Item 8 - Financial Statements and Supplementary Data is hereby amended to include unaudited 1999 quarterly financial data presented in Note 20 to the consolidated financial statements. This data was included because a restatement was required since Foamex L.P. subsequently determined that certain fourth quarter 1999 adjustments should have been recorded in prior quarters in 1999. The consolidated financial statements are included as Exhibit 14(a) in Item 14 - Exhibits, Financial Statement Schedules and Reports.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 22nd day of February 2002.

                                            FOAMEX L.P.
                                            By: FMXI, Inc.
                                            General Partner


                                            By: /s/ Michael D. Carlini
                                                ------------------------
                                            Name:  Michael D. Carlini
                                            Title: Senior Vice President


                                            FOAMEX CAPITAL CORPORATION


                                            By: /s/ Michael D. Carlini
                                                ------------------------
                                            Name:  Michael D. Carlini
                                            Title: Senior Vice President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and as of the dates indicated:

Signature                       Title                         Date


/s/ Marshall S. Cogan           Director of FMXI and FCC      February 22, 2002
-----------------------
    Marshall S. Cogan



/s/ George L. Karpinski         Director of FMXI and FCC      February 22, 2002
-----------------------
    George L. Karpinski

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and financial statement schedules is included in Item 14(a).

                                                                     Item 14(a)
                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


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

Foamex Capital Corporation
   Report of Independent Accountants                                                               F-37
   Balance Sheets as of December 31, 2000 and 1999                                                 F-38
   Notes to Balance Sheets                                                                         F-39

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Foamex L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' deficit and cash flows present fairly, in all material respects, the financial position of Foamex L.P. and its subsidiaries, an indirect wholly owned subsidiary of Foamex International Inc. ("Foamex International"), at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Foamex L.P.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years 2000, 1999 and 1998

                                                               2000                1999                1998
                                                            ----------          ----------         ----------
                                                                                (thousands)
NET SALES                                                   $1,161,017          $1,190,679         $1,157,751

COST OF GOODS SOLD                                           1,016,643           1,036,056          1,029,074
                                                            ----------          ----------         ----------

GROSS PROFIT                                                   144,374             154,623            128,677

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                    54,240              60,067             73,315

RESTRUCTURING AND OTHER CHARGES (CREDITS)                        6,019              10,821            (10,146)
                                                            ----------          ----------         ----------

INCOME FROM OPERATIONS                                          84,115              83,735             65,508

INTEREST AND DEBT ISSUANCE EXPENSE                              69,259              66,471             66,112

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                     1,652                 512                  -

OTHER EXPENSE, NET                                              (1,330)               (882)            (4,325)
                                                            ----------          ----------         ----------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                                15,178              16,894             (4,929)

PROVISION FOR INCOME TAXES                                       1,910               1,313                940
                                                            ----------          ----------         ----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                         13,268              15,581             (5,869)

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT                                           -                   -             (3,195)
                                                            ----------          ----------         ----------

NET INCOME (LOSS)                                           $   13,268          $   15,581         $   (9,064)
                                                            ==========          ==========         ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years 2000, 1999 and 1998

                                                                         2000           1999            1998
                                                                       ---------      ---------       --------
OPERATING ACTIVITIES                                                                 (thousands)
   Net income (loss)                                                   $ 13,268        $ 15,581       $ (9,064)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                       33,801          32,590         31,679
     Amortization of debt issuance costs, debt premium, deferred
        swap adjustment and gain, and debt discount                         383             457           (244)
     Asset write-downs and other charges (credits)                        2,822             356         (5,507)
     Extraordinary loss on early extinguishment of debt                       -               -          2,857
     Provision for uncollectible accounts                                 1,736           2,493          2,000
     Retirement benefit funding (greater) less than expense              (6,502)          2,405          1,081
     Deferred income taxes                                                 (646)             81            267
     Other, net                                                           1,717           1,075         (5,274)
   Changes in operating assets and liabilities:
     Accounts receivable and accounts receivable from related parties    (3,051)         12,695        (19,026)
     Inventories                                                         (2,861)         33,824        (20,288)
     Accounts payable and accounts payable to related parties               527         (58,288)        13,530
     Accrued restructuring                                               (2,500)          1,491        (14,183)
     Other assets and liabilities                                         8,003          13,301         (5,610)
                                                                       --------        --------       --------

        Net cash provided by (used for) operating activities             46,697          58,061        (27,782)
                                                                       --------        --------       --------

INVESTING ACTIVITIES
   Capital expenditures                                                 (22,786)        (19,407)       (31,715)
   Proceeds from sale of assets                                           3,995           1,510          2,230
   Repayment of (purchase of) note from Foamex International                  -           2,490         (2,490)
   Redemption of General Felt                                                 -               -        (10,153)
   Increase in revolving loan with Foamex International                  (1,814)           (676)             -
   Other investing activities                                            (1,850)            249           (922)
                                                                       --------        --------       --------

        Net cash used for investing activities                          (22,455)        (15,834)       (43,050)
                                                                       --------        --------       --------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                   (1,627)         (1,330)        (3,641)
   Net proceeds from (repayments of) revolving loans                     32,220         (25,753)        84,511
   Proceeds from long-term debt                                               -               -        138,810
   Repayments of long-term debt                                         (20,550)         (8,271)      (142,212)
   Repayments of long-term debt - related parties                       (34,000)              -              -
   Increase (decrease) in cash overdrafts                                 1,029          (1,444)         7,300
   Tax distribution repayments                                                -          13,618              -
   Net distribution paid to partners                                          -         (17,296)       (20,293)
   Debt issuance costs                                                        -          (3,370)          (979)
   Other financing activities                                                 -               -          1,123
                                                                       --------        --------       --------

        Net cash provided by (used for) financing activities            (22,928)        (43,846)        64,619
                                                                       --------        --------       --------

Net increase (decrease) in cash and cash equivalents                      1,314          (1,619)        (6,213)

Cash and cash equivalents at beginning of period                          1,573           3,192          9,405
                                                                       --------        --------       --------

Cash and cash equivalents at end of period                             $  2,887        $  1,573       $  3,192
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

                          FOAMEX L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                     For the Years Ended 2000, 1999 and 1998

                                                                      Accumulated                       Notes
                                                                        Other           Notes        Receivable
                                              General     Limited     Comprehensive    Receivable       Related
                                              Partners    Partners        Loss        from Partners      Party         Total
                                              --------    --------    -------------   -------------   ----------     ---------
                                                                       (thousands)
Balances at December 28, 1997                 $(122,304)  $     -      $ (8,085)        $(16,118)       $(9,795)     $(156,302)

Net loss                                           (181)   (8,883)                                                      (9,064)
Minimum pension liability adjustment                                    (11,525)                                       (11,525)
Foreign currency translation adjustment                                  (6,598)                                        (6,598)
                                                                                                                     ---------
   Comprehensive loss                                                                                                  (27,187)
Distributions                                        (8)     (326)                                                        (334)
Distribution associated with the
   GFI Transaction                                 (400)  (19,600)                                                     (20,000)
Equity adjustment associated with the
   GFI Transaction                                  201     9,868                                                       10,069
Purchase of note receivable from Foamex
   International                                                                          (2,490)                       (2,490)
Other                                                         207                                                          207
Deficit balance of Limited Partner assumed
   by General Partner                           (18,734)   18,734                                                            -
                                              ---------   -------      --------         --------        -------      ---------
Balances at December 31, 1998                  (141,426)        -       (26,208)         (18,608)        (9,795)      (196,037)

Net income                                          312    15,269                                                       15,581
Minimum pension liability adjustment                                     12,331                                         12,331
Foreign currency translation adjustment                                   4,954                                          4,954
                                                                                                                     ---------
   Comprehensive income                                                                                                 32,866
Distributions                                        (7)     (321)                                                        (328)
Distribution associated with tax distribution
   advance                                         (346)  (16,967)                                                     (17,313)
Repayment of note receivable from Foamex
   International                                                                           2,490                         2,490
Repayment of tax advance                                                                  13,618                        13,618
Revolving loan with Foamex International                                                    (676)                         (676)
Other                                                         215                                           574            789
Deficit balance of Limited Partner assumed
   by General Partner                            (1,804)    1,804                                                            -
                                              ---------   -------      --------         --------        -------      ---------
Balances at December 31, 1999                  (143,271)        -        (8,923)          (3,176)        (9,221)      (164,591)

Net income                                          265    13,003                                                       13,268
Minimum pension liability adjustment                                    (14,628)                                       (14,628)
Foreign currency translation adjustment                                    (910)                                          (910)
                                                                                                                     ---------
   Comprehensive loss                                                                                                   (2,270)
Distributions                                        (8)     (432)                                                         (440)
Revolving loan with Foamex International                                                  (1,814)                       (1,814)
Other                                                         208                                                           208
Offset balance against Limited Partner deficit
   assumed by General Partner                    12,779   (12,779)                                                            -
                                              ---------   -------      --------         --------        -------      ---------
Balances at December 31, 2000                 $(130,235)  $     -      $(24,461)        $ (4,990)       $(9,221)     $(168,907)
                                              =========   =======      ========         ========        ========     =========


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

     The second restructuring plan was implemented to rationalize certain plant operations relating to the increase in the VPFSM capacity in North Carolina. Foamex L.P. recorded a restructuring charge of $0.7 million associated with this plan. The restructuring charge was comprised of $0.1 million of severance costs in connection with a work force reduction of 12 employees, $0.4 million of lease and plant closure costs and $0.2 million of asset write-downs.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                            Asset        Plant Closure      Personnel
                                               Total     Write-downs       and Leases       Reductions       Other
                                             ---------   -----------     -------------      ----------     ---------
                                                                          (millions)
       Balance at December 28, 1997            $21.2        $(5.7)           $23.5             $3.4          $  -

       Cash spending                           (15.3)           -            (11.8)            (3.5)            -
       Cash proceeds                             2.1          2.1                -                -             -
       1998 restructuring charge                 4.7          4.7                -                -             -
       Restructuring adjustments               (14.8)       (10.2)            (3.5)            (1.1)            -
       Accruals transferred in connection
         with the GFI Transaction               (3.7)        (0.6)            (3.1)               -             -
       Asset write-off/write-downs              (5.6)        (4.8)            (0.8)               -             -
       Reclassified fixed asset basis
         for restructuring credit                8.8          8.8                -                -             -
       Plant consolidation costs                 6.4            -              5.2              1.2             -
                                               -----        -----            -----             ----          ----
       Balance at December 31, 1998              3.8         (5.7)             9.5                -             -

       Cash spending                            (8.6)           -             (3.9)            (4.4)         (0.3)
       Cash proceeds                             1.5          1.5                -                -             -
       1999 restructuring charge                 9.7          1.5              1.0              6.9           0.3
       Restructuring adjustments                 1.1         (0.8)             1.7              0.2             -
       Asset write-off/write-downs              (0.3)        (0.3)               -                -             -
                                               -----        -----            -----             ----          ----
       Balance at December 31, 1999              7.2         (3.8)             8.3              2.7             -

       Cash spending                            (5.7)           -             (2.8)            (2.9)            -
       Cash proceeds                             3.6          3.6                -                -             -
       2000 restructuring charge                 5.8          2.5              1.3              2.0             -
       Restructuring adjustments                 0.2          0.3                -             (0.1)            -
       Asset write-off/write-downs              (2.8)        (2.8)               -                -             -
                                               -----        -----            -----             ----          ----
       Balance at December 31, 2000            $ 8.3        $(0.2)           $ 6.8             $1.7          $  -
                                               =====        =====            =====             ====          ====

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

                                               2000        1999         1998
                                             --------    --------     --------
                                                       (thousands)
     Service cost                             $3,307      $3,685       $3,064
     Interest cost                             5,667       5,121        4,721
     Expected return on plan assets           (6,371)     (5,708)      (5,953)
     Amortization
       Transition asset                          (75)        (75)         (75)
       Prior service cost                       (240)       (240)        (245)
       (Gains) losses and other                  179         819          111
                                              ------      ------       ------
         Total                                $2,467      $3,602       $1,623
                                              ======      ======       ======

     The following table sets forth the changes in obligations and assets, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                                                 December 31,     December 31,
                                                                                    2000              1999
                                                                                 ------------     ------------
       Change in Benefit Obligation                                                        (thousands)
         Benefit obligations at beginning of year                                 $ 75,220          $ 77,451
         Service cost                                                                3,307             3,685
         Interest cost                                                               5,667             5,121
         Amendments                                                                      -                85
         Benefits paid                                                              (4,207)           (3,933)
         Actuarial loss (gain)                                                       4,833            (7,189)
                                                                                  --------          --------
           Projected benefit obligation at end of year                            $ 84,820          $ 75,220
                                                                                  ========          ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year                            $65,102          $ 58,378
         Actual return on plan assets                                               (3,075)            9,506
         Company contributions                                                       9,299             1,656
         Benefits paid                                                              (4,207)           (3,933)
         Other                                                                        (920)             (505)
                                                                                  --------          --------
           Fair value of plan assets at end of year                               $ 66,199          $ 65,102
                                                                                  ========          ========

       Funded Status
         Plan assets in excess of (less than) benefit obligation                  $(18,621)         $(10,118)
         Unamortized transition (asset) obligation                                    (590)             (665)
         Unamortized prior service cost                                             (1,832)           (2,072)
         Unamortized net (gain) loss                                                22,578             7,565
                                                                                  --------          --------
           Net prepaid assets (accrued liabilities)                               $  1,535          $ (5,290)
                                                                                  ========          ========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                                    $    207          $    114
         Accrued benefit liability                                                 (16,480)           (8,613)
         Intangible assets                                                             268               296
         Accumulated other comprehensive loss (a)                                   17,540             2,913
                                                                                  --------          --------
           Net amount recognized                                                  $  1,535          $ (5,290)
                                                                                  ========          ========

(a)  Minimum pension liability.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RETIREE BENEFIT PLANS (continued)

     Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                       2000         1999        1998
                                                                     --------     --------    --------
     Expected long-term rate of return on plan assets (a)              10.0%        10.0%       10.0%
     Discount rate on projected benefit obligations                     7.25%        7.5%        6.5%
     Rate of compensation increase                                      4.0%         4.0%        4.0%

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

     The components of retiree medical and life insurance benefits expense are listed below.

                                      2000          1999            1998
                                     ------        ------          ------
                                                (thousands)
     Service cost                     $15           $20             $10
     Interest cost                     57            62              46
     Amortization
       Prior service costs             (6)           (6)            (35)
       (Gains) losses and other       (27)          (21)            (29)
                                      ---           ---             ---
     Total                            $39           $55             $(8)
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

                                                                                 December 31,     December 31,
                                                                                    2000              1999
                                                                                 ------------     ------------
                                                                                          (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                                  $   868           $   651
         Service cost                                                                   15                20
         Interest cost                                                                  57                62
         Employee contributions                                                         28                28
         Benefits paid                                                                (433)             (164)
         Amendments                                                                      -               363
         Actuarial loss (gain)                                                         228               (92)
                                                                                   -------           -------
           Projected benefit obligation at end of year                             $   763           $   868
                                                                                   =======           =======

       Change in Plan Assets
         Fair value of plan assets at beginning of year                            $     -           $     -
         Company contributions                                                         405               136
         Employee contributions                                                         28                28
         Benefits paid                                                                (433)             (164)
                                                                                   -------           -------
           Fair value of plan assets at end of year                                $     -           $     -
                                                                                   =======           =======

       Funded Status of the Plan
         Plan assets in excess of (less than) benefit obligation                   $  (763)          $  (868)
         Unamortized prior service cost                                                (67)              (73)
         Unamortized net (gain) loss                                                  (389)             (644)
                                                                                   -------           -------
           Net prepaid assets (accrued liabilities)                                $(1,219)          $(1,585)
                                                                                   =======           =======

     Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                                       2000        1999       1998
                                                                      ------      ------     ------
     Discount rates on projected benefit obligations                   7.25%       7.5%       6.5%
     Health care cost increase                                         7.0%        7.5%       6.0%

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMPENSATION PLANS (continued)

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

8.   INCOME TAXES

     The sources of income (loss) before provision for income taxes and extraordinary loss are listed below.

                                                                      2000          1999          1998
                                                                    -------       -------       --------
                                                                               (thousands)
     United States                                                  $10,203       $13,959       $ 5,364
     Foreign                                                          4,975         2,935       (10,293)
                                                                    -------       -------       -------

     Income (loss) before provision for income taxes
       and extraordinary loss                                       $15,178       $16,894       $(4,929)
                                                                    =======       =======       =======

     A reconciliation of the statutory federal income tax to the income tax before extraordinary loss is listed below.

                                                                      2000          1999          1998
                                                                    -------       -------       --------
                                                                               (thousands)
     Statutory income taxes                                         $ 5,312       $ 5,913       $(1,725)
     State income taxes, net of federal benefit                         593           794           300
     Permanent difference on partnership income                      (6,156)       (6,921)       (1,570)
     Increase (decrease) in valuation allowance                         720           711             -
     Amortization of cost in excess of assets acquired                1,017         1,038            53
     Limitation on the utilization of foreign tax benefits                -             -         3,800
     Write-off excess cost                                                -             -           770
     Other, net                                                         424          (222)         (688)
                                                                    -------       -------       -------
     Total                                                          $ 1,910       $ 1,313       $   940
                                                                    =======       =======       =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES (continued)

     The provision for income taxes is summarized as follows:

                                                                      2000          1999          1998
                                                                    -------       -------       --------
     Current                                                                    (thousands)
       Federal                                                      $     -       $     -       $     -
       State                                                             65           115             -
       Foreign                                                        1,566         1,117           673
                                                                    -------       -------       -------
         Total current                                                1,631         1,232           673
                                                                    -------       -------       -------

     Deferred
       Federal                                                            -             -           318
       State                                                              -             -             -
       Foreign                                                         (441)         (630)          (51)
                                                                    -------       -------        ------
         Total deferred                                                (441)         (630)          267
                                                                    -------       -------        ------

     Change in valuation allowance                                      720           711             -
                                                                    -------       -------        ------

     Total provision for income taxes                               $ 1,910       $ 1,313        $  940
                                                                    =======       =======        ======

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                   December 31,        December 31,
                                                                      2000                1999
                                                                   ------------        ------------
                                                                            (thousands)
     Deferred income tax assets                                      $ 1,759              $ 1,056
     Valuation allowance for deferred income tax assets               (1,431)                (711)
                                                                     -------              -------

       Deferred income tax assets                                        328                  345
                                                                     -------              -------

     Deferred income tax liabilities
       Basis difference in property, plant and equipment                (903)                (568)
       Other                                                          (1,514)              (2,145)
                                                                     -------              -------

       Deferred income tax liabilities                                (2,417)              (2,713)
                                                                     -------              -------

     Net deferred income tax liabilities                             $(2,089)             $(2,368)
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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INVENTORIES

     The components of inventory are listed below.

                                               December 31,      December 31,
                                                  2000               1999
                                               ------------      ------------
                                                        (thousands)
       Raw materials and supplies                $64,801           $65,211
       Work-in-process                            11,437            11,447
       Finished goods                             20,435            17,154
                                                 -------           -------
       Total                                     $96,673           $93,812
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

12.  LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                 December 31,          December 31,
                                                                    2000                   1999
                                                                 ------------          ------------
     Foamex L.P. Credit Facility                                             (thousands)
       Term Loan B (1)                                             $ 77,136               $ 81,874
       Term Loan C (1)                                               70,124                 74,431
       Term Loan D (1)                                              101,565                107,800
       Revolving credit facility (1)                                145,904                113,685
     9 7/8% Senior subordinated notes due 2007 (2)                  150,000                150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $8,308 and $10,100 of unamortized debt premium) (2)          106,308                108,100
     Industrial revenue bonds (3)                                     7,000                  7,000
     Subordinated note payable (net of unamortized
       debt discount of $49 and $232) (3)                             2,289                  4,444
     Other                                                            4,198                  7,076
                                                                   --------               --------
                                                                    664,524                654,410

     Less current portion                                             8,356                  7,866
                                                                   --------               --------

     Long-term debt-unrelated parties                              $656,168               $646,544
                                                                   ========               ========

     The components of related party long-term debt are listed below.

                                                                 December 31,          December 31,
                                                                    2000                   1999
                                                                 ------------          ------------
                                                                             (thousands)
     Foamex/GFI Note (3)                                           $      -               $ 34,000
                                                                   ========               ========

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (continued)

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

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   2000            1999           1998
                                                                 --------        --------       --------
                                                                               (thousands)
     Cash paid for interest                                      $69,939         $65,507        $69,615
                                                                 =======         =======        =======

     Cash paid for income taxes, net                             $ 2,935         $ 1,126        $   884
                                                                 =======         =======        =======

     Non-cash capital expenditures                               $    53         $   456        $    24
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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    BUSINESS SEGMENTS (continued)

                                               Carpet
                                    Foam       Cushion      Automotive      Technical
                                  Products    Products       Products        Products        Other       Total
                                 ---------    ---------     ----------      ----------    ----------  -----------
2000                                                              (thousands)
Net sales                        $512,507     $165,783       $342,386        $106,697      $33,644    $1,161,017
Income (loss) from operations      54,929      (11,661)        22,652          29,287      (11,092)       84,115
Depreciation and amortization      17,615        5,238          5,785           2,663        2,500        33,801

1999
Net sales                        $521,377     $187,668       $361,806         $92,180      $27,648    $1,190,679
Income (loss) from operations      54,439          869         22,853          23,048      (17,474)       83,735
Depreciation and amortization      16,390        6,436          4,596           2,564        2,604        32,590

1998
Net sales (a)                    $559,690     $212,146       $285,190         $79,140      $21,585    $1,157,751
Income (loss) from operations      36,253          (58)        17,319          14,919       (2,925)       65,508
Depreciation and amortization      17,418        5,092          4,582           2,615        1,972        31,679

                                                               United
                                                               States        Canada        Mexico    Consolidated
                                                            ----------       -------      --------   ------------
2000                                                                                     (thousands)
Net sales                                                     $927,627       $69,180      $164,210    $1,161,017
Property, plant and equipment, net                             173,207         4,623        24,642       202,472

1999
Net sales                                                     $978,049       $61,486      $151,144    $1,190,679
Property, plant and equipment, net                             182,533         5,406        23,376       211,315

1998
Net sales (a)                                               $1,025,019       $62,529       $70,203    $1,157,751
Property, plant and equipment, net                             190,122         4,998        24,517       219,637

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

     Net cash distributions in connection with a tax sharing agreement for 2000, 1999 and 1998 were paid (received) as follows:

                                   2000              1999             1998
                                 --------          --------         ----------
                                                (thousands)
     FMXI                          $  -             $ (5)              $  6
     Foamex International             -              (12)               287
                                   ----             ----               ----
       Total                       $  -             $(17)              $293
                                   ====             ====               ====

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  PARTNERS' DEFICIT (continued)

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

20.    QUARTERLY FINANCIAL DATA - RESTATED (UNAUDITED)

     Foamex L.P. recorded adjustments in the fourth quarter of 1999 primarily related to certain 1999 restructuring plans. Foamex L.P. has subsequently determined that the 1999 quarterly financial data should be restated because these fourth quarter 1999 adjustments should have been recorded in prior quarters in 1999. Additionally, Foamex L.P. has subsequently determined that other fourth quarter 1999 adjustments, primarily related to results from foreign subsidiaries, should have been recorded in prior quarters of 1999. The impact of the 1999 restatement is as follows:

                                                   First         Second            Third        Fourth
                                                  Quarter        Quarter          Quarter       Quarter
                                                 ---------      ---------        ---------     ---------
                                                                         (thousands)
     2000
       Net sales                                 $305,520       $297,688         $286,371      $271,438
       Gross profit                                36,509         40,434           38,639        28,792
       Net income (a)                               2,137          7,878            3,042           211

     1999 - As Previously Reported
       Net sales                                 $299,877       $292,229         $302,819      $295,754
       Gross profit                                37,461         38,410           41,111        37,641
       Net income                                   2,608          4,807            5,395         2,771

     1999 - Adjustments
       Net sales                                 $      -       $      -         $      -      $      -
       Gross profit (loss) (c)                       (105)           (19)             112            12
       Net income (loss)  (d)                        (331)          (349)              83           597

     1999 - As Restated
       Net sales                                 $299,877       $292,229         $302,819      $295,754
       Gross profit                                37,356         38,391           41,223        37,653
       Net income (a) (b)                           2,277          4,458            5,478         3,368

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    QUARTERLY FINANCIAL DATA - RESTATED (UNAUDITED) (continued)

(a)  Restructuring and other charges (credits) are discussed in Note 4.

(b) Fourth quarter 1999 results were favorably impacted by $1.8 million from the realization of a business interruption insurance claim.

(c) Primarily relates to employee benefit expenses, inventory usage and reported results from foreign subsidiaries, including the recognition of foreign currency transactions.

(d) Primarily includes those identified in (c) above and adjustments to severance costs originally recorded in the fourth quarter.

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

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS

2.   COMMITMENTS AND CONTINGENCIES (continued)

     FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

9 7/8% Senior Subordinated Notes due 2007 ("9 7/8% Senior Subordinated Notes")
------------------------------------------------------------------------------

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

13 1/2% Senior Subordinated Notes due 2005, Series B ("13 1/2% Senior Subordinated Notes")
--------------------------------------------------------------------------------

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

                                                                    Schedule II
                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at      Charged to     Charged to                   Balance at
                                            Beginning of     Costs and        other                        End of
                                              Period         Expenses        Accounts     Deductions       Period
                                            ------------     ----------     ----------    ----------     ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for Uncollectible Accounts           $4,333          $1,736        $     -         $  857        $5,212
                                               ======          ======        =======         ======        ======

Reserve for Discounts                          $  977          $    -        $ 9,379 (1)     $9,110        $1,246
                                               ======          ======        =======         ======        ======

Deferred Income Tax Asset Valuation Allowance  $  711          $  720        $     -         $    -        $1,431
                                               ======          ======        =======         ======        ======


YEAR ENDED DECEMBER 31, 1999
Allowance for Uncollectible Accounts           $6,349          $2,493        $     -         $4,509        $4,333
                                               ======          ======        =======         ======        ======

Reserve for Discounts                          $  929          $    -        $ 9,365 (1)     $9,317        $  977
                                               ======          ======        =======         ======        ======

Deferred Income Tax Asset Valuation Allowance  $    -          $  711        $     -         $    -        $  711
                                               ======          ======        =======         ======        ======


YEAR ENDED DECEMBER 31, 1998
Allowance for Uncollectible Accounts           $6,844          $2,000        $  (762)(1)(2)  $1,733        $6,349
                                               ======          ======        =======         ======        ======

Reserve for Discounts                          $1,238          $    -        $ 6,889 (1)     $7,198        $  929
                                               ======          ======        =======         ======        ======

Deferred Income Tax Asset Valuation Allowance  $9,097          $    -        $(9,097)(3)     $    -        $    -
                                               ======          ======        =======         ======        ======

(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Includes  $3.2  million  of  reserves   transferred  out  due  to  the  GFI
     Transaction.

(3)  Represents valuation allowances transferred out due to the GFI Transaction.