Form 10-Q/A
period 2001-03-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2002-02-26
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 1

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

     Foamex L.P. is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of March 31, 2001 and for the three months then ended, as discussed in Note 9. Foamex L.P. also has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                         Page

Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters Ended
                March 31, 2001 (restated) and March 31, 2000                                              3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2001 (restated)
                and December 31, 2000                                                                     4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters Ended
                March 31, 2001 (restated) and March 31, 2000                                              5

              Notes to Condensed Consolidated Financial Statements (unaudited)                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.                                                                          14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                            18

Part II. Other Information

          Item 1.  Legal Proceedings.                                                                    19

         Item 5.  Other Information.                                                                     19

         Item 6.  Exhibits and Reports on Form 8-K.                                                      19

Signatures                                                                                               20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                             Quarters Ended
                                                                     ---------------------------
                                                                     March 31,         March 31,
                                                                       2001              2000
                                                                     ----------        ---------
                                                                     (As restated,
                                                                     see Note 9)
                                                                              (thousands)
NET SALES                                                             $281,314          $305,520

COST OF GOODS SOLD                                                     246,184           269,011
                                                                      --------          --------

GROSS PROFIT                                                            35,130            36,509

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                              12,942            14,248

RESTRUCTURING AND OTHER CHARGES (CREDITS)                                  (42)            2,821
                                                                      --------          --------

INCOME FROM OPERATIONS                                                  22,230            19,440

INTEREST AND DEBT ISSUANCE EXPENSE                                      16,051            17,091

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                               339               292

OTHER EXPENSE, NET                                                         (55)             (287)
                                                                      --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                 6,463             2,354

PROVISION FOR INCOME TAXES                                                 461               217
                                                                      --------          --------

NET INCOME                                                            $  6,002          $  2,137
                                                                      ========          ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                    March 31,          December 31,
                                                                      2001                 2000
                                                                    ---------          ------------
                                                                    (As restated,
ASSETS                                                              see Note 9)
CURRENT ASSETS                                                             (thousands)
   Cash and cash equivalents                                          $  1,906          $  2,887
   Accounts receivable, net of allowances of $6,701 in 2001
     and $6,458 in 2000                                                156,806           134,478
   Accounts receivable from related parties                             13,090            12,483
   Inventories                                                          98,424            96,673
   Other current assets                                                 21,442            20,569
                                                                      --------          --------
       Total current assets                                            291,668           267,090
                                                                      --------          --------

Property, plant and equipment                                          383,139           377,732
Less accumulated depreciation                                         (180,913)         (175,260)
                                                                      --------          --------
   NET PROPERTY, PLANT AND EQUIPMENT                                   202,226           202,472

COST IN EXCESS OF ASSETS ACQUIRED, net of
   accumulated amortization of $22,175 in 2001 and $20,677 in 2000     176,801           178,299

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $9,404 in 2001 and $8,719 in 2000                                 10,806            11,491

OTHER ASSETS                                                            19,249            18,209
                                                                      --------          --------

TOTAL ASSETS                                                          $700,750          $677,561
                                                                      ========          ========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
   Current portion of long-term debt                                  $  7,728          $  8,356
   Accounts payable                                                    114,502            82,756
   Cash overdrafts                                                      13,170             6,885
   Accrued employee compensation and benefits                           20,661            20,420
   Accrued interest                                                      9,416             9,133
   Accrued customer rebates                                              5,903            12,400
   Other accrued liabilities                                            16,756            17,662
                                                                      --------          --------
       Total current liabilities                                       188,136           157,612

LONG-TERM DEBT                                                         645,226           656,168

OTHER LIABILITIES                                                       31,220            32,688
                                                                      --------          --------

       Total liabilities                                               864,582           846,468
                                                                      --------          --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
   General partners                                                   (124,233)         (130,235)
   Limited partners                                                          -                 -
   Accumulated other comprehensive loss                                (25,388)          (24,461)
   Notes and advances receivable from partner                           (4,990)           (4,990)
   Notes receivable from related party                                  (9,221)           (9,221)
                                                                      --------          --------
       Total partners' deficit                                        (163,832)         (168,907)
                                                                      --------          --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                               $700,750          $677,561
                                                                      ========          ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                             Quarters Ended
                                                                     ---------------------------
                                                                     March 31,         March 31,
                                                                       2001              2000
                                                                     ----------        ---------
                                                                     (As restated,
                                                                     see Note 9)
                                                                              (thousands)
OPERATING ACTIVITIES
   Net income                                                         $  6,002          $  2,137
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                       7,552             8,000
     Amortization of debt issuance costs, debt discount and
       debt premium                                                         38                79
     Other operating activities                                            757             1,067
     Changes in operating assets and liabilities, net                   (4,604)           (4,112)
                                                                      --------          --------
         Net cash provided by operating activities                       9,745             7,171
                                                                      --------          --------

INVESTING ACTIVITIES
   Capital expenditures                                                 (5,740)           (5,007)
   Proceeds from sale of fixed assets                                      302                 -
   Increase in revolving loan with Foamex International                      -              (760)
   Other investing activities                                             (406)                -
                                                                      --------          --------
         Net cash used for investing activities                         (5,844)           (5,767)
                                                                      --------          --------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                   -               599
   Net proceeds from (repayments of) revolving loans                    (9,800)           36,708
   Repayments of long-term debt                                         (1,367)           (1,450)
   Repayment of long- term debt - related party                              -           (34,000)
   Increase (decrease) in cash overdraft                                 6,285            (1,494)
                                                                      --------          --------
         Net cash provided by (used for) financing activities           (4,882)              363
                                                                      --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (981)            1,767

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                2,887             1,573
                                                                      --------          --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $  1,906          $  3,340
                                                                      ========          ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P. and subsidiaries' financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Foamex L.P. is a wholly-owned subsidiary of Foamex International Inc. ("Foamex International").

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

                                                            Quarters Ended
                                                        -----------------------
                                                        March 31,     March 31,
                                                          2001          2000
                                                        ---------     ---------
                                                               (thousands)
     Net income                                           $6,002        $2,137
     Foreign currency translation adjustments               (927)          306
                                                          ------        ------
     Total comprehensive income                           $5,075        $2,443
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

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

     Foamex L.P. paid $2.2 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $4.6 million for plant closure and lease costs, $0.6 million for personnel reductions and $0.8 million for other costs. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits) for the quarter ended March 31, 2001:

                                                          Plant Closure        Personnel
                                             Total          and Leases         Reductions        Other
                                             -----        -------------        ----------       -------
                                                                        (millions)
     Balance at December 31, 2000             $8.3            $6.8                 $1.7           $(0.2)
     Cash spending                            (2.2)           (0.8)                (1.4)              -
     2001 restructuring charge                 1.7               -                  0.3             1.4
     Restructuring adjustments                (1.8)           (1.4)                   -            (0.4)
                                              ----            ----                 ----            ----
     Balance at March 31, 2001                $6.0            $4.6                 $0.6            $0.8
                                              ====            ====                 ====            ====

4.   INVENTORIES

     The components of inventory are listed below.

                                             March 31,          December 31,
                                               2001                 2000
                                             ---------          ------------
                                                      (thousands)
     Raw materials and supplies               $63,859              $64,801
     Work-in-process                           12,732               11,437
     Finished goods                            21,833               20,435
                                              -------              -------
     Total                                    $98,424              $96,673
                                              =======              =======

5.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                     March 31,           December 31,
                                                                       2001                  2000
                                                                     ---------           ------------
     Foamex L.P. Credit Facility                                              (thousands)
       Term Loan B (a)                                                $ 76,936              $ 77,136
       Term Loan C (a)                                                  69,942                70,124
       Term Loan D (a)                                                 101,304               101,565
       Revolving credit facility (a) (b)                               136,105               145,904
     9 7/8% Senior subordinated notes due 2007                         150,000               150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $7,860 and $8,308 of unamortized debt premium)                  105,860               106,308
     Industrial revenue bonds                                            7,000                 7,000
     Subordinated note payable (net of unamortized
       debt discount of $14 and $49)                                     2,324                 2,289
     Other                                                               3,483                 4,198
                -                                                     --------              --------
                                                                       652,954               664,524


                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

                                                                     March 31,           December 31,
                                                                       2001                  2000
                                                                     ---------           ------------
                                                                              (thousands)
     Less current portion                                                7,728                 8,356
                                                                      --------              --------
     Long-term debt                                                   $645,226              $656,168
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

     Various Foamex L.P. debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material costs changes, improved working capital management, comparable capital expenditures to prior years, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, Foamex L.P. will seek the lenders' approvals of amendments to, or waivers

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance that future amendments or waivers will be obtained.

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

     Segment results are presented below.

                                                    Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products      Other        Total
                                       --------    --------    ----------     ----------    --------   ----------
                                                                  (thousands)
Quarter ended March 31, 2001
Net sales                              $125,238    $34,598      $84,511        $27,781      $9,186      $281,314
Income (loss) from operations            13,929     (3,835)       4,997          7,914        (775)       22,230
Depreciation and amortization             3,862      1,296        1,217            734         443         7,552

Quarter ended March 31, 2000
Net sales                              $128,558    $41,240      $97,311        $27,454     $10,957      $305,520
Income (loss) from operations            12,566     (4,388)       7,308          7,632      (3,678)       19,440
Depreciation and amortization             3,884      1,527        1,205            644         740         8,000

7.   RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Foamex/GFI Note

     In the first quarter of 2000, Foamex L.P. paid $0.6 million of interest on the Foamex/GFI Note. The $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000.

Other

     Foamex L.P. sold during the quarters ended March 31, 2001 and 2000, approximately $34.6 million and $41.2 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $2.1 million of carpet cushion products from Foamex Carpet during the quarters ended March 31, 2000. In addition, Foamex L.P. provided and invoiced approximately $0.1 million of administrative services to Foamex Carpet during the quarters ended March 31, 2001 and 2000, respectively.

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

9.   RESTATEMENT

     Subsequent to the issuance of Foamex L.P.'s unaudited interim financial statements as of March 31, 2001 and for the three month period ended March 31, 2001, Foamex L.P.'s management determined that the 2001 interim financial statements required certain adjustments related to Foamex L.P.'s adoption of SFAS No. 133, certain purchase discounts that related to other quarters and were originally recognized during the quarter and interest expense that should have been capitalized. As a result, the unaudited interim financial statements as of and for the three months ended March 31, 2001 have been restated from the amounts previously reported to (i) reclassify $5.8 million from accumulated other comprehensive loss to other liabilities to properly reflect the adoption of SFAS No. 133, (ii) reverse approximately $1.0 million of purchase discounts that were originally recognized in this quarter, (iii) record the capitalization of approximately $0.4 million of interest and (iv) reflect certain income tax adjustments.

     A summary of the significant effects of the restatement is as follows:

                                                                  Quarterly Period Ended March 31, 2001
                                                                  -------------------------------------
                                                                  Previously
                                                                    Reported                As Restated
                                                                  -----------               -----------
     Statement of Operations                                                   (thousands)
       Cost of Goods Sold                                          $ 245,289                 $ 246,184
       Gross Profit                                                $  36,025                 $  35,130
       Income from Operations                                      $  23,125                 $  22,230
       Income before Provision for Income Taxes                    $   6,873                 $   6,463
       Provision for Income Taxes                                  $     897                 $     461
       Net Income                                                  $   5,976                 $   6,002

                                                                              March 31, 2001
                                                                  -------------------------------------
                                                                  Previously
                                                                    Reported                As Restated
                                                                  -------------------------------------
     Balance Sheet                                                             (thousands)
       Current Assets                                              $ 292,396                 $ 291,668
       Property, Plant and Equipment                               $ 201,880                 $ 202,226
       Total Assets                                                $ 700,993                 $ 700,750
       Current Liabilities                                         $ 187,467                 $ 188,136
       Total Liabilities                                           $ 859,005                 $ 864,582
       Partners' Deficit                                           $(158,012)                $(163,832)
       Total Liabilities and Partners' Deficit                     $ 700,993                 $ 700,750

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

                                                    Carpet
                                         Foam      Cushion       Automotive     Technical
                                       Products    Products       Products       Products       Other         Total
                                       --------    --------      ----------     ----------    ---------     ---------
                                                                       (thousands)
Quarter ended March 31, 2001
Net sales                              $125,238    $34,598         $84,511       $27,781       $9,186       $281,314
Income (loss) from operations            13,929     (3,835)          4,997         7,914         (775)        22,230
Depreciation and amortization             3,862      1,296           1,217           734          443          7,552
Income (loss) from operations
   as a percentage of net sales           11.1%     (11.1%)           5.9%         28.5%         n.m.*          7.9%

Quarter ended March 31, 2000
Net sales                              $128,558    $41,240         $97,311       $27,454      $10,957      $305,520
Income (loss) from operations            12,566     (4,388)          7,308         7,632       (3,678)       19,440
Depreciation and amortization             3,884      1,527           1,205           644          740         8,000
Income (loss) from operations
   as a percentage of net sales            9.8%     (10.6%)           7.5%         27.8%         n.m.*         6.4%

* not meaningful

Income from Operations

     Net sales for the first quarter of 2001 decreased 7.9% to $281.3 million from $305.5 million in the first quarter of 2000. As discussed on a segment basis below, lower sales were recorded in all segments, except for Technical Products. Income from operations for the first quarter of 2001 was $22.2 million, which represented a 14.4% increase from the $19.4 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001 and $2.8 million in 2000. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $22.2 million in the first quarter of 2001 compared to $22.3 million in the 2000 first quarter. On this basis, income from operations was 7.9% of net sales in 2001 compared to 7.3% of net sales in 2000.

     The impact of the sales decline was offset by the favorable impact of cost reduction programs, a higher-value shipment mix, higher selling prices in certain product lines which partially offset raw material cost increases incurred in 2000, and lower selling, general and administrative expenses. The gross profit margin was 12.5% in the first quarter of 2001 compared to 11.9% in same quarter of 2000. Certain raw material cost reductions had the effect of improving the gross profit margin percentage in the first quarter of 2001 by approximately two percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Selling, general and administrative expenses were down 9.2% in the first quarter of 2001 compared to the first quarter of 2000. Contributing to the decrease were lower incentive compensation expenses and a reduction in expense for uncollectible accounts receivable.

     Foam Products

     Foam Products net sales for the first quarter of 2001 decreased 2.6% to $125.2 million from $128.6 million in the first quarter of 2000. The decrease was primarily attributable to a sales decline in the consumer products market. Despite the sales decline, income from operations increased 10.8%, from $12.6 million in the first quarter of 2000 to $13.9 million in the first quarter of 2001. The improvement primarily reflected the benefits of cost reduction programs, increased selling prices and a higher-value shipment mix. Income from operations was 11.1% of net sales in 2001, up from 9.8% in 2000. As previously reported in the Form 10-K for the year ended December 31, 2000, Foamex L.P. was exploring a marketing alliance for consumer products. During 2001, Foamex L.P. terminated the exploratory discussions.

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

     Automotive Products

     Automotive Products net sales for the first quarter of 2001 decreased 13.2% to $84.5 million from $97.3 million in the first quarter of 2000. The decline reflected lower automotive builds during the first quarter of 2001 compared to 2000 and the termination of certain lamination programs that were not fully replaced. Income from operations of $5.0 million in the first quarter of 2001 was down 31.6% compared to $7.3 million in the comparable 2000 period. The combination of lower sales and higher raw material costs resulted in the decrease. Income from operations represented 5.9% of net sales in 2001 and 7.5% in 2000.

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

     Foamex L.P. paid $2.2 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $4.6 million for plant closure and lease costs, $0.6 million for personnel reductions and $0.8 million for other costs. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $16.1 million in the first quarter of 2001, which represented a 6.1% decrease from the 2000 first quarter expense of $17.1 million. The decrease primarily reflected lower average debt levels. As discussed in Note 5 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. By the end of the second quarter of 2001, a total of 50 basis points will be the applicable interest rate margin.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.3 million for the first quarter of 2001 compared to $0.3 million in the first quarter of 2000.

Other Expense, Net

     Other net expense recorded for the first quarter of 2001 totaled $0.1 million and primarily reflected letter of credit fees partially offset by interest income. During the first quarter of 2000, other net expense of $0.3 million primarily reflected letter of credit fees.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 2000, the effective tax rate was lower in 2001 primarily due to a lower percentage of income from foreign sources.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash and cash equivalents totaled $1.9 million at the end of the first quarter of 2001 compared to $2.9 million at the end of 2000. Working capital at the end of the first quarter of 2001 was $103.5 million and the current ratio was 1.6 to 1 compared to working capital at the end of 2000 of $109.5 million and a current ratio of 1.7 to 1. The decline in working capital primarily reflected an increase of $31.7 million in accounts payable, partially offset by a $22.3 million increase in accounts receivable and a $6.5 million decrease in accrued customer rebates.

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

     Various Foamex L.P. debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, Foamex L.P. will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance that future amendments or waivers will be obtained.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first quarter of 2001 was $9.7 million compared to $7.2 million for the first quarter of 2000. The cash flow increase was primarily due to improved results and a net decrease in working capital, as discussed above.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.8 million for the first quarter of 2001. Cash requirements included capital expenditures of $5.7 million and other investing activities of $0.4 million, partially offset by $0.3 million of proceeds from the sale of assets. In the first quarter of 2000, cash flow used for investing activities totaled $5.8 million, which was attributable to capital expenditures of $5.0 million and an increase in the a revolving loan with Foamex International of $0.8 million. Foamex L.P. expects capital expenditures for 2001 to be approximately $17.0 million, which includes the completion of a fourth VPF(SM) facility.

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

(b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended March 31, 2001:

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


                                          FOAMEX L.P.
                                          By: FMXI, Inc.
                                          General Partner


Date:  February 25, 2002                  By:  /s/ Michael D. Carlini
                                               ----------------------
                                               Michael D. Carlini
                                               Senior Vice President


                                          FOAMEX CAPITAL CORPORATION


Date:  February 25, 2002                  By:  /s/ Michael D. Carlini
                                               ----------------------
                                               Michael D. Carlini
                                               Senior Vice President