Form 10-Q/A
period 2001-06-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2002-02-26
CIK 890080, 890081

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

     Foamex L.P. is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months then ended, as discussed in Note 11. Foamex L.P. also has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
                Year to Date Periods Ended June 30, 2001 (restated) and June 31, 2000                            3

              Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2001 (restated)
                and December 31, 2000                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Year to date
                Periods Ended June 30, 2001 (restated) and June 30, 2000                                         5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.                                                                                 16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   23

Part II. Other Information

          Item 1.  Legal Proceedings.                                                                           24

         Item 5.  Other Information.                                                                            24

         Item 6.  Exhibits and Reports on Form 8-K.                                                             24

Signatures                                                                                                      25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                        Quarterly Periods Ended      Year to Date Periods Ended
                                                       -------------------------     --------------------------
                                                        June 30,        June 30,     June 30,          June 30,
                                                          2001            2000         2001              2000
                                                       ---------        --------     --------          --------
                                                       (As restated,                  (As restated,
                                                       see Note 11)                   see Note 11)
                                                                              (thousands)

NET SALES                                               $292,293        $297,688      $573,607         $603,208

COST OF GOODS SOLD                                       248,800         257,254       494,984          526,265
                                                        --------        --------      --------         --------

GROSS PROFIT                                              43,493          40,434        78,623           76,943

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                17,499          14,115        30,441           28,363

RESTRUCTURING AND OTHER CHARGES (CREDITS)                     (5)              -           (47)           2,821
                                                        --------        --------      --------         --------

INCOME FROM OPERATIONS                                    25,999          26,319        48,229           45,759

INTEREST AND DEBT ISSUANCE EXPENSE                        15,138          17,257        31,189           34,348

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURE                                             324             440           663              732

OTHER EXPENSE, NET                                          (193)           (151)         (248)            (438)
                                                        --------        --------      --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES                  10,992           9,351        17,455           11,705

PROVISION FOR INCOME TAXES                                   439           1,473           900            1,690
                                                        --------        --------      --------         --------

NET INCOME                                              $ 10,553        $  7,878      $ 16,555         $ 10,015
                                                        ========        ========      ========         ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                       June 30,        December 31,
                                                                         2001             2000
                                                                       --------        -----------
                                                                       (As restated,
ASSETS                                                                 see Note 11)
CURRENT ASSETS                                                                (thousands)
   Cash and cash equivalents                                           $  1,240          $  2,887
   Accounts receivable, net of allowances of $9,418 in 2001
     and $6,458 in 2000                                                 158,853           134,478
   Accounts receivable from related parties                              13,474            12,483
   Inventories                                                           81,578            96,673
   Other current assets                                                  24,266            20,569
                                                                       --------          --------
       Total current assets                                             279,411           267,090
                                                                       --------          --------

Property, plant and equipment                                           390,796           377,732
Less accumulated depreciation                                          (186,960)         (175,260)
                                                                       --------          --------
   NET PROPERTY, PLANT AND EQUIPMENT                                    203,836           202,472

COST IN EXCESS OF ASSETS ACQUIRED, net of
   accumulated amortization of $23,156 in 2001 and $20,677 in 2000      175,820           178,299

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $10,092 in 2001 and $8,719 in 2000                                 10,118            11,491

OTHER ASSETS                                                             20,016            18,209
                                                                       --------          --------

TOTAL ASSETS                                                           $689,201          $677,561
                                                                       ========          ========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
   Short-term borrowings                                               $     66          $      -
   Current portion of long-term debt                                      5,386             8,356
   Accounts payable                                                     101,129            82,756
   Cash overdrafts                                                       11,895             6,885
   Accrued employee compensation and benefits                            21,682            20,420
   Accrued interest                                                       8,567             9,133
   Accrued customer rebates                                               8,796            12,400
   Other accrued liabilities                                             14,653            17,662
                                                                       --------          --------
       Total current liabilities                                        172,174           157,612

LONG-TERM DEBT                                                          638,614           656,168

OTHER LIABILITIES                                                        30,830            32,688
                                                                       --------          --------

       Total liabilities                                                841,618           846,468
                                                                       --------          --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
   General partners                                                    (113,857)         (130,235)
   Limited partners                                                           -                 -
   Accumulated other comprehensive loss                                 (24,349)          (24,461)
   Notes and advances receivable from partner                            (4,990)           (4,990)
   Notes receivable from related party                                   (9,221)           (9,221)
                                                                       --------          --------
       Total partners' deficit                                         (152,417)         (168,907)
                                                                       --------          --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                $689,201          $677,561
                                                                       ========          ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                        Year to Date Periods Ended
                                                                       ----------------------------
                                                                       June 30,            June 30,
                                                                         2001                2000
                                                                       ---------           --------
                                                                       (As restated,
                                                                       see Note 11)
                                                                               (thousands)
OPERATING ACTIVITIES
   Net income                                                           $16,555             $10,015
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                       15,131              15,845
     Amortization of debt issuance costs, debt discount and
       debt premium                                                          57                 134
     Asset writedowns and other charges                                       -                 626
     Other operating activities                                           2,518               1,568
     Changes in operating assets and liabilities, net                    (8,964)             (8,035)
                                                                        -------             -------

         Net cash provided by operating activities                       25,297              20,153
                                                                        -------             -------

INVESTING ACTIVITIES
   Capital expenditures                                                 (12,451)            (10,300)
   Proceeds from sale of assets                                             637               3,571
   Increase in revolving loan to Foamex International                         -              (1,235)
   Other investing activities                                              (511)               (445)
                                                                        -------             -------

         Net cash used for investing activities                         (12,325)             (8,409)
                                                                        -------             -------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                   66                 867
   Net proceeds from (repayments of) revolving loans                    (14,653)             40,160
   Repayments of long-term debt                                          (5,042)            (18,493)
   Repayment of long-term debt - related party                                -             (34,000)
   Increase (decrease) in cash overdrafts                                 5,010                (381)
                                                                        -------             -------

         Net cash used for financing activities                         (14,619)            (11,847)
                                                                        -------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,647)               (103)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 2,887               1,573
                                                                        -------             -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $ 1,240             $ 1,470
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Foamex L.P. is a wholly-owned subsidiary of Foamex International Inc. ("Foamex International").

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

2.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                       Quarterly Periods Ended       Year to Date Periods Ended
                                                       -----------------------       --------------------------
                                                       June 30,       June 30,       June 30,          June 30,
                                                         2001           2000           2001              2000
                                                       --------       --------       --------          --------
                                                                          (thousands)
       Net income                                      $10,553         $7,878         $16,555          $10,015
       Foreign currency translation adjustments          1,040           (471)            112             (165)
                                                       -------         ------         -------          -------
       Total comprehensive income                      $11,593         $7,407         $16,667          $ 9,850
                                                       =======         ======         =======          =======

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

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits) for the quarterly period ended June 30, 2001:

                                                         Plant Closure        Personnel
                                            Total          and Leases         Reductions          Other
                                            -----        ---------------      ----------          -----
                                                                    (millions)
     Balance at March 31, 2001              $6.0              $4.6                $0.6             $0.8
     Cash spending                          (1.4)             (0.9)                0.3             (0.8)
     Cash proceeds                           0.6                 -                   -              0.6
     2001 restructuring charge                 -                 -                   -                -
     Restructuring adjustments                 -                 -                   -                -
                                            ----              ----                ----             ----
     Balance at June 30, 2001               $5.2              $3.7                $0.9             $0.6
                                            ====              ====                ====             ====

4.   INVENTORIES

     The components of inventory are listed below.

                                               June 30,          December 31,
                                                 2001               2000
                                               --------           -----------
                                                       (thousands)
     Raw materials and supplies                 $48,715             $64,801
     Work-in-process                             12,188              11,437
     Finished goods                              20,675              20,435
                                                -------             -------
     Total                                      $81,578             $96,673
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




                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

                                                                    June 30,         December 31,
                                                                      2001               2000
                                                                    --------         ------------
                                                                           (thousands)
     Subordinated note payable (net of unamortized
       debt discount of $49 in 2000)                                       -               2,289
     Other                                                             2,845               4,198
                                                                    --------            --------
                                                                     644,000             664,524

     Less current portion                                              5,386               8,356
                                                                    --------            --------

     Long-term debt                                                 $638,614            $656,168
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

     Various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material costs changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Segment results are presented below.

                                                    Carpet
                                         Foam       Cushion     Automotive   Technical
                                       Products     Products     Products     Products       Other        Total
                                      ---------    ---------    ----------   ----------   ----------    ----------
                                                                  (thousands)
Quarterly period ended June 30, 2001
Net sales                              $121,196     $40,104     $100,858      $24,357       $5,778      $292,293
Income (loss) from operations            17,422      (3,945)       7,546        6,113       (1,137)       25,999
Depreciation and amortization             3,584       1,547        1,121          873          454         7,579

Quarterly period ended June 30, 2000
Net sales                              $129,008     $42,461      $92,428      $26,176       $7,615      $297,688
Income (loss) from operations            15,546      (2,263)       7,445        7,062       (1,471)       26,319
Depreciation and amortization             3,811       1,483        1,192          646          713         7,845




                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   SEGMENT RESULTS (continued)

                                                    Carpet
                                         Foam       Cushion     Automotive   Technical
                                       Products     Products     Products     Products       Other        Total
                                      ---------    ---------    ----------   ----------   ----------    ----------
                                                                  (thousands)

Year to date period ended June 30, 2001
Net sales                              $246,434     $74,702     $185,369      $52,138      $14,964      $573,607
Income (loss) from operations            31,351      (7,780)      12,543       14,027       (1,912)       48,229
Depreciation and amortization             7,446       2,843        2,338        1,607          897        15,131

Year to date period ended June 30, 2000
Net sales                              $257,566     $83,701     $189,739      $53,630      $18,572      $603,208
Income (loss) from operations            28,112      (6,651)      14,753       14,694       (5,149)       45,759
Depreciation and amortization             7,695       3,010        2,397        1,290        1,453        15,845

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

     Foamex L.P. sold during the first half of 2001 and 2000, approximately $71.5 million and $83.7 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $4.1 million of carpet cushion products from Foamex Carpet during the first half of 2000. In addition, Foamex L.P. provided and invoiced approximately $0.2 million and $0.2 million of administrative services to Foamex Carpet during the first half of 2001 and 2000, respectively.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SUBSEQUENT EVENTS (continued)

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

11.  RESTATEMENT

     Subsequent to the issuance of Foamex L.P.'s unaudited interim financial statements as of June 30, 2001 and for the three and six-month periods ended June 30, 2001, Foamex L.P.'s management determined that the 2001 interim financial statements required certain adjustments related to Foamex L.P.'s adoption of SFAS No. 133 and certain purchase discounts that were originally recognized in other quarters. As a result, the unaudited interim financial statements as of and for the three months ended June 30, 2001 have been restated from the amounts previously reported to (i) reclassify $5.6 million from accumulated other comprehensive loss to other liabilities to properly reflect the adoption of SFAS No. 133, (ii) recognize approximately $0.4 million of purchase discounts that were originally recognized in other quarters and (iii) reflect certain income tax adjustments.

     A summary of the significant effects of the restatement is as follows:

                                                                     Quarterly Period Ended June 30, 2001
                                                                     ------------------------------------
                                                                     Previously
                                                                      Reported                As Restated
                                                                     ----------               -----------
     Statement of Operations                                                     (thousands)
       Cost of Goods Sold                                             $ 249,337                 $ 248,800
       Gross Profit                                                   $  42,956                 $  43,493
       Income from Operations                                         $  25,462                 $  25,999
       Income before Provision for Income Taxes                       $  10,455                 $  10,992
       Provision for Income Taxes                                     $   1,236                 $     439
       Net Income                                                     $   9,219                 $  10,553

                                                                       Year to Date Period June 30, 2001
                                                                     ------------------------------------
                                                                     Previously
                                                                      Reported                As Restated
                                                                     ----------               -----------
     Statement of Operations                                                     (thousands)
       Cost of Goods Sold                                             $ 494,626                 $ 494,984
       Gross Profit                                                   $  78,981                 $  78,623
       Income from Operations                                         $  48,587                 $  48,229
       Income before Provision for Income Taxes                       $  17,328                 $  17,455
       Provision for Income Taxes                                     $   2,133                 $     900
       Net Income                                                     $  15,195                 $  16,555

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  RESTATEMENT (continued)

                                                                                June 30, 2001
                                                                     ------------------------------------
                                                                     Previously
                                                                      Reported                As Restated
                                                                     ----------               -----------
       Balance Sheet                                                             (thousands)
         Current Assets                                               $ 279,696                 $ 279,411
         Property, Plant and Equipment                                $ 203,490                 $ 203,836
         Total Assets                                                 $ 689,001                 $ 689,201
         Current Liabilities                                          $ 172,396                 $ 172,174
         Total Liabilities                                            $ 837,166                 $ 841,618
         Partners' Deficit                                            $(148,165)                $(152,417)
         Total Liabilities and Partners' Deficit                      $ 689,001                 $ 689,201

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products      Products       Other       Total
                                       --------    --------     ----------    ----------    ---------   ----------
Quarterly period ended June 30, 2001                                  (thousands)
------------------------------------
Net sales                              $121,196     $40,104     $100,858      $24,357       $5,778      $292,293
Income (loss) from operations            17,422      (3,945)       7,546        6,113       (1,137)       25,999
Depreciation and amortization             3,584       1,547        1,121          873          454         7,579
Income (loss) from operations
  as a percentage of net sales            14.4%       (9.8)%        7.5%        25.1%        n.m.*          8.9%

Quarterly period ended June 30, 2000
Net sales                              $129,008     $42,461      $92,428      $26,176       $7,615      $297,688
Income (loss) from operations            15,546      (2,263)       7,445        7,062       (1,471)       26,319
Depreciation and amortization             3,811       1,483        1,192          646          713         7,845
Income (loss) from operations
  as a percentage of net sales            12.1%       (5.3)%        8.1%        27.0%         n.m*          8.8%

* not meaningful

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

     The gross profit margin was 14.9% in the second quarter of 2001 compared to 13.6% in the same quarter of 2000. Certain raw material cost reductions had the favorable effect of improving the gross margin in the second quarter by approximately 2.5 percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 24.0% higher in the second quarter of 2001 with the increase attributable to higher expenses for the estimation of uncollectible accounts receivable, incentive compensation and professional fees.

     Income from operations for the second quarter of 2001 was $26.0 million, which represented a 1.2% decrease from the $26.3 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations remained at $26.0 million in the second quarter of 2001 compared to $26.3 million in the 2000 second quarter. On this basis, income from operations was 8.9% of net sales in 2001 compared to 8.8% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs were also a positive factor.

     Foam Products

     Foam Products net sales for the second quarter of 2001 decreased 6.1% to $121.2 million from $129.0 million in the second quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Partially offsetting these unfavorable factors was an increase in consumer products sales. Despite the sales decline, income from operations increased 12.1% from $15.5 million in the second quarter of 2000 to $17.4 million in the second quarter of 2001. Income from operations was 14.3% of net sales in 2001, up from 12.1% in 2000.

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

Other Expense, Net

     Other net expense recorded for the second quarter of 2001 totaled $0.2 million and primarily included letter of credit fees. During the second quarter of 2000, other net expense recorded totaled $0.2 million.

Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 2000 the effective tax rate was lower in 2001 primarily due to a lower percentage of income from foreign sources.

Net Income

     Net income for the second quarter of 2001 was $10.6 million compared to $7.9 million recorded in the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED JUNE 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED JUNE 30, 2000

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products      Products       Other        Total
                                      ---------    --------    ----------     ----------   ---------   -----------
Year to date period ended June 30, 2001                                (thousands)
---------------------------------------
Net sales                              $246,434     $74,702     $185,369      $52,138      $14,964      $573,607
Income (loss) from operations            31,351      (7,780)      12,543       14,027       (1,912)       48,229
Depreciation and amortization             7,446       2,843        2,338        1,607          897        15,131
Income (loss) from operations
as a percentage of net sales              12.7%      (10.4)%        6.8%        26.9%        n.m.*          8.4%



ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
         RESULTS OF OPERATIONS.

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products      Products       Other        Total
                                      ---------    --------    ----------     ----------   ---------   -----------
Year to date period ended June 30, 2000                                (thousands)
---------------------------------------
Net sales                              $257,566     $83,701     $189,739      $53,630      $18,572      $603,208
Income (loss) from operations            28,112      (6,651)      14,753       14,694       (5,149)       45,759
Depreciation and amortization             7,695       3,010        2,397        1,290        1,453        15,845
Income (loss) from operations
  as a percentage of net sales            10.9%       (7.9)%        7.8%        27.4%         n.m*          7.6%

* not meaningful

Income from Operations

     Net sales for the first half of 2001 decreased 4.9% to $573.6 million from $603.2 million in the first half of 2000. Lower sales were recorded in all segments, as discussed on a segment basis below.

     The gross profit margin was 13.7% in the first half of 2001 compared to 12.8% in the comparable period in 2000. Certain raw material cost reductions had the favorable effect of improving the gross margin in the first half by approximately 2 percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 7.3% higher in the first half of 2001 with the increase primarily attributable to higher expenses for the estimation of uncollectible accounts receivable, higher employee medical costs and professional fees.

     Income from operations for the first half of 2001 was $48.2 million, which represented a 5.4% increase from the $45.8 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001 and $2.8 million in the first half of 2000. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $48.2 million for the first half of 2001 compared to $48.6 million in the 2000 first half. On this basis, income from operations was 8.4% of net sales in 2001 compared to 8.1% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

     Foam Products

     Foam Products net sales for the first half of 2001 decreased 4.3% to $246.4 million from $257.6 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Consumer products sales were also down, although sales levels did rebound during the second quarter. Despite the sales decline, income from operations increased 11.5%, from $28.1 million in the first half of 2000 to $31.4 million in the first half of 2001. Income from operations was 12.7% of net sales in 2001, up from 10.9% in 2000.

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

     Automotive Products

     Automotive Products net sales for the first half of 2001 decreased 2.3% to $185.4 million from $189.7 million in the first half of 2000. The decline reflected a slow down in the domestic automobile industry following inventory corrections earlier in the year. During the second quarter of 2001, sales levels rebounded which primarily reflected new product programs and improved order levels. Lower sales translated into a 15.0% decline in income from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

operations, from $14.8 million in the first half of 2000 to $12.5 million in the first half of 2001. Income from operations represented 6.8% of net sales in 2001 and 7.8% in 2000.

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

     Foamex L.P. paid $3.6 million during the first half of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of June 30, 2001, the components of the net accrued restructuring and other charges balance included $3.7 million for plant closure and lease costs, $0.9 million for personnel reductions and $0.6 million for other costs. All employees impacted by the first quarter 2001 work force reduction were terminated by the end of the second quarter of 2001. Approximately $1.1 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $31.2 million in the first half of 2001, which represented a 9.2% decrease from the 2000 first half expense of $34.3 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 5 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. By the end of the third quarter of 2001, a total of 75 basis points will be the applicable incremental interest rate margin.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.7 million for the first half of 2001 compared to $0.7 million in the comparable period of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Expense, Net

     Other net expense recorded for the first half 2001 totaled $0.2 million and primarily included letter of credit fees. During the first half of 2000, other net expense recorded totaled $0.4 million.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. Compared to 2000 the effective tax rate was lower in 2001 primarily due to a lower percentage of income from foreign sources.

     Net Income

     Net income for the first half of 2001 was $16.6 million compared to $10.0 million recorded in the first half of 2000.

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

     Cash and cash equivalents totaled $1.2 million at the end of the first quarter of 2001 compared to $2.9 million at the end of 2000. Working capital at the end of the second quarter of 2001 was $107.2 million and the current ratio was 1.6 to 1 compared to working capital at the end of 2000 of $109.5 million and a current ratio of 1.7 to 1. Significant changes in working capital included a $24.4 million increase in accounts receivable, a $15.1 million decrease in inventories and an $18.4 million increase in accounts payable. During the second quarter of 2001, Foamex L.P. achieved improved payment terms with a number of vendors that contributed to the improvement of working capital and may have a more favorable significant effect in the future.

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

     Various Foamex L.P. debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material costs changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first half of 2001 was $25.3 million compared to $20.2 million for the first half of 2000. The increase primarily reflected improved results and reduced working capital requirements.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $12.3 million for the first half of 2001. Cash requirements included capital expenditures of $12.5 million and other investing activities of $0.5 million, partially offset by $0.6 million of proceeds from the sale of assets. In the first half of 2000, cash flow used for investing activities totaled $8.4 million, which included $10.3 million of capital expenditures, and increase in the revolving loan with Foamex International of $1.2 million, partially offset by $3.6 million of proceeds from the sale of assets. Foamex L.P. has increased its estimate of capital expenditures for 2001 and currently expects capital expenditures for 2001 to be less than $25.0 million.

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

          The information from Note 9 of the condensed consolidated financial statements is incorporated herein by reference.

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

10.10.11  Agreement with  Consultant, dated April 24, 2001 by and between Robert
          J. Hay and Foamex L.P. was filed as an exhibit to the Foamex International Form 10-Q for the second quarter of 2001 and is hereby incorporated by reference.

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

          Subsequent to the end of the second quarter of 2001, a report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing the engagement of a new independent auditors. On July 19, 2001, an amended report was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

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

                                      FOAMEX L.P.
                                      By: FMXI, Inc.
                                          General Partner


Date:  February 25, 2002              By:  /s/ Michael D. Carlini
                                           ---------------------------
                                           Michael D. Carlini
                                           Senior Vice President


                                      FOAMEX CAPITAL CORPORATION


Date:  February 25, 2002              By:  /s/ Michael D. Carlini
                                           --------------------------
                                           Michael D. Carlini
                                           Senior Vice President