Form 10-Q/A
period 2001-09-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2002-02-26
CIK 890080, 890081

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

     Foamex L.P. is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of September 30, 2001 and for the three and nine months then ended as discussed in Note 12. Foamex L.P. also has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement and has updated other disclosures to reflect significant subsequent events since the original filing.


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
                Year to Date Periods Ended September 30, 2001 (restated) and September 30, 2000                  3

              Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2001 (restated)
                and December 31, 2000                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Year to date
                Periods Ended September 30, 2001 (restated) and September 30, 2000                               5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.                                                                                 19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   26

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            27

         Item 5.  Other Information.                                                                            27

         Item 6.  Exhibits and Reports on Form 8-K.                                                             27

Signatures                                                                                                      28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                          Quarterly Periods Ended       Year to Date  Periods Ended
                                                       -----------------------------   -----------------------------
                                                       September 30,   September 30,   September 30,   September 30,
                                                           2001            2000            2001            2000
                                                       -------------   -------------   -------------   -------------
                                                       (As restated,                   (As restated,
                                                       see Note 12)                    see Note 12)
                                                                                (thousands)

NET SALES                                                $304,283         $286,371        $877,890        $889,579

COST OF GOODS SOLD                                        261,765          247,732         756,749         773,997
                                                         --------         --------        --------        --------

GROSS PROFIT                                               42,518           38,639         121,141         115,582

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                 17,455           13,966          47,896          42,329

RESTRUCTURING AND OTHER CHARGES                               238            2,800             191           5,621
                                                         --------         --------        --------        --------

INCOME FROM OPERATIONS                                     24,825           21,873          73,054          67,632

INTEREST AND DEBT ISSUANCE EXPENSE                         14,541           17,757          45,730          52,105

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURE                                              (53)             282             610           1,014

OTHER EXPENSE, NET                                           (755)            (488)         (1,003)           (926)
                                                         --------         --------        --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES                    9,476            3,910          26,931          15,615

PROVISION FOR INCOME TAXES                                  1,131              868           2,031           2,558
                                                         --------         --------        --------        --------

NET INCOME                                               $  8,345         $  3,042        $ 24,900        $ 13,057
                                                         ========         ========        ========        ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                September 30,      December 31,
                                                                                   2001                2000
                                                                                -------------      ------------
                                                                                (As restated,
ASSETS                                                                           see Note 12)
CURRENT ASSETS                                                                           (thousands)
   Cash and cash equivalents                                                      $  6,632           $  2,887
   Accounts receivable, net of allowances of $8,079 in 2001
     and $6,458 in 2000                                                            172,935            134,478
   Accounts receivable from related parties                                         14,108             12,483
   Inventories                                                                      94,246             96,673
   Other current assets                                                             13,380             16,670
                                                                                  --------           --------
       Total current assets                                                        301,301            263,191
                                                                                  --------           --------

Property, plant and equipment                                                      392,673            377,732
Less accumulated depreciation                                                     (185,429)          (175,260)
                                                                                  --------           --------
   NET PROPERTY, PLANT AND EQUIPMENT                                               207,244            202,472

COST IN EXCESS OF ASSETS ACQUIRED, net of
   accumulated amortization of $24,304 in 2001 and $20,677 in 2000                 179,555            178,299

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $10,849 in 2001 and $8,719 in 2000                                             9,871             11,491

OTHER ASSETS                                                                        26,395             18,209
                                                                                  --------           --------

TOTAL ASSETS                                                                      $724,366           $673,662
                                                                                  ========           ========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                              $  5,436           $  8,356
   Accounts payable                                                                136,981             78,857
   Cash overdrafts                                                                  14,959              6,884
   Accrued employee compensation and benefits                                       20,795             20,420
   Accrued interest                                                                 10,573              9,133
   Accrued customer rebates                                                          9,878             12,400
   Other accrued liabilities                                                        20,198             17,663
                                                                                  --------           --------
       Total current liabilities                                                   218,820            153,713

LONG-TERM DEBT                                                                     623,700            656,168

OTHER LIABILITIES                                                                   46,999             32,688
                                                                                  --------           --------

       Total liabilities                                                           889,519            842,569
                                                                                  --------           --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partners                                                               (113,263)          (130,235)
   Limited partners                                                                      -                  -
   Accumulated other comprehensive loss                                            (40,179)           (24,461)
   Notes and advances receivable from partner                                       (2,490)            (4,990)
   Notes receivable from related party                                              (9,221)            (9,221)
                                                                                  --------           --------
       Total partners' deficiency                                                 (165,153)          (168,907)
                                                                                  --------           --------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                        $724,366           $673,662
                                                                                  ========           ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     Year to Date Periods Ended
                                                                                 ---------------------------------
                                                                                 September 30,       September 30,
                                                                                     2001                2000
                                                                                 -------------       -------------
                                                                                 (As restated,
                                                                                 see Note 12)
                                                                                            (thousands)
OPERATING ACTIVITIES
   Net income                                                                       $24,900             $13,057
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                   23,244              24,652
     Amortization of debt issuance costs, debt premium and debt discount                131                 172
     Loss on disposition of assets                                                      586                   -
     Asset writedowns and other charges                                                   -               2,789
     Other operating activities                                                        (585)              3,731
     Changes in operating assets and liabilities, net                                17,374              21,171
                                                                                    -------             -------

         Net cash provided by operating activities                                   65,650              65,572
                                                                                    -------             -------

INVESTING ACTIVITIES
   Capital expenditures                                                             (17,052)            (18,460)
   Acquisitions - asset purchase                                                    (14,827)                  -
   Proceeds from sale of assets                                                         683               3,571
   Collection of note from Foamex International                                       2,500                   -
   Increase in revolving loan to Foamex International                                     -              (1,805)
   Other investing activities                                                          (941)             (1,134)
                                                                                    -------             -------

         Net cash used for investing activities                                     (29,637)            (17,828)
                                                                                    -------             -------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                                    -              (1,627)
   Repayments of revolving loans                                                    (27,881)            (12,031)
   Repayments of long-term debt                                                      (6,510)            (19,201)
   Repayment of long-term debt - related party                                            -             (34,000)
   Distributions paid to partners                                                    (3,764)                  -
   Debt issuance costs                                                                 (510)                  -
   Increase in cash overdrafts                                                        8,075              20,748
   Other financing activities                                                        (1,678)                  -
                                                                                    -------             -------

         Net cash used for financing activities                                     (32,268)            (46,111)
                                                                                    -------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,745               1,633

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                             2,887               1,573
                                                                                    -------             -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                 $ 6,632             $ 3,206
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K and the September 30, 2001 financial statements and related notes included in Exhibit 99.1 to this Form 10-Q/A. Results for interim periods are not necessarily indicative of trends or of results for a full year. Foamex L.P. is a wholly-owned subsidiary of Foamex International Inc. ("Foamex International").

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

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of September 30, 2001 and December 31, 2000, Foamex L.P. did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements did not have a significant impact on the results of operations or financial position of Foamex L.P.

Accounting Changes - Business Combinations

     During 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition discussed in Note 2, with an acquisition date of July 1, 2001, or later.

Future Accounting Changes - Goodwill and Other Intangible Assets

     During 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 2, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 will be adopted by Foamex L.P. on January 1, 2002. Foamex L.P. continues to evaluate SFAS No. 142 and has not yet determined the impact.

Future Accounting Changes - Asset Retirement Obligations and Impairment or Disposal of Long-Lived Assets

     During 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. Foamex L.P. has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

2.   ACQUISITION

     On July 25, 2001, Foamex L.P. purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets at a total cost of $18.5 million, which resulted in goodwill of approximately $9.0 million. The business was acquired due to its synergy with Foamex L.P.'s existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the consolidated financial statements since July 25, 2001. The effects of the acquisition on Foamex L.P.'s financial statements is not material.

3.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income are listed below.

                                                      Quarterly Periods Ended        Year to Date Periods Ended
                                                    ----------------------------   -----------------------------
                                                    September 30,  September 30,   September 30,   September 30,
                                                        2001           2000            2001            2000
                                                    ------------   -------------   -------------   -------------
                                                                             (thousands)
     Net income                                       $ 8,345         $3,042          $24,900         $13,057
     Foreign currency translation adjustments          (1,178)          (387)          (1,065)           (552)
     Minimum pension liability adjustment (a)         (14,653)             -          (14,653)              -
                                                      -------         ------          -------         -------
     Total comprehensive income (loss)                $(7,486)        $2,655          $ 9,182         $12,505
                                                      =======         ======          =======         =======

(a)  See Note 7

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

Nine Months 2001

     During the nine months ended September 30, 2001, Foamex L.P. recorded $1.5 million for restructuring plans that included severance for 32 employees. Foamex L.P. also recorded a net restructuring credit of approximately $1.3 million related to changes in estimates to prior years' restructuring plans. The credit primarily related to a sublease of an idle facility and the sale of two other idle facilities.

Nine Months 2000

     During the nine months ended September 30, 2000, Foamex L.P. recorded $5.6 million for restructuring plans that included severance for 99 employees. Foamex L.P. also recorded a net restructuring charge of approximately $0.2 million related to changes in estimates to prior years' restructuring plans.

     See Note 11 concerning a fourth quarter 2001 restructuring charge.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                                Three Months Ended September 30, 2001
                                                 --------------------------------------------------------------
                                                                Plant Closure         Personnel
                                                   Total          and Leases          Reductions         Other
                                                 ---------      ---------------       ----------       --------
                                                                           (millions)
       Balance at June 30, 2001                    $5.2              $3.7              $0.9              $0.6
       Cash spending                               (0.7)             (0.3)             (0.3)             (0.1)
       2001 restructuring credit                   (0.2)                -              (0.2)                -
       Restructuring adjustments                    0.5               0.5                 -                 -
                                                   ----              ----              ----              ----
       Balance at September 30, 2001               $4.8              $3.9              $0.4              $0.5
                                                   ====              ====              ====              ====

                                                                Nine Months Ended September 30, 2001
                                                 --------------------------------------------------------------
                                                                Plant Closure         Personnel
                                                   Total          and Leases          Reductions         Other
                                                 ---------      ---------------       ----------       --------
                                                                           (millions)
       Balance at December 31, 2000                $8.3              $6.8              $1.7             $(0.2)
       Cash spending                               (4.3)             (2.0)             (1.4)             (0.9)
       Cash proceeds                                0.6                 -                 -               0.6
       2001 restructuring charge                    1.5                 -               0.1               1.4
       Restructuring adjustments                   (1.3)             (0.9)                -              (0.4)
                                                   ----              ----              ----              ----
       Balance at September 30, 2001               $4.8              $3.9              $0.4              $0.5
                                                   ====              ====              ====              ====

     As of September 30, 2001, all employees subject to the plans have been terminated. Foamex L.P. expects to spend approximately $2.3 million during the twelve months ending September 30, 2002 with the balance to be spend through 2006, primarily for lease runout costs.

5.   INVENTORIES

     The components of inventory are listed below.

                                      September 30,         December 31,
                                          2001                 2000
                                      -------------         ------------
                                                  (thousands)
     Raw materials and supplies          $58,322               $64,801
     Work-in-process                      12,523                11,437
     Finished goods                       23,401                20,435
                                         -------               -------
     Total                               $94,246               $96,673
                                         =======               =======

6.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                  September 30,       December 31,
                                                                      2001                2000
                                                                  -------------       ------------
     Foamex L.P. Credit Facility                                            (thousands)
       Term Loan B (1)                                               $ 76,538           $ 77,136
       Term Loan C (1)                                                 69,580             70,124
       Term Loan D (1)                                                100,782            101,565
       Revolving credit facility (1)                                  118,024            145,904
     9 7/8% Senior subordinated notes due 2007 (2)                    150,000            150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $6,963 and $8,308 of unamortized debt premium) (2)             104,963            106,308



                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

                                                                  September 30,       December 31,
                                                                      2001                2000
                                                                  -------------       ------------
                                                                            (thousands)
     Industrial revenue bonds                                           7,000              7,000
     Subordinated note payable (net of unamortized
       debt discount of $49 in 2000)                                        -              2,289
     Other                                                              2,249              4,198
                                                                     --------           --------
                                                                      629,136            664,524

     Less current portion                                               5,436              8,356
                                                                     --------           --------

     Long-term debt                                                  $623,700           $656,168
                                                                     ========           ========

(1)  Debt of Foamex L.P.,  guaranteed by Foamex International and FMXI.

(2)  Debt of Foamex L.P. and FCC.

Foamex L.P. Credit Facility

     At September 30, 2001, Foamex L.P. has a credit facility (the "Foamex L.P. Credit Facility") with a group of banks, which provides for a revolving credit facility commitment of $170.0 million and three term loans (Term loans B, C and D) with an outstanding balance totaling $246.9 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International, as discussed in Note 1. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003. On October 1, 2001, the revolving credit facility commitment was $167.5 million with the third quarter 2001 reduction applied on October 1st because the last day of the third quarter of 2001 was a Sunday.

     Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

     In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result, the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at September 30, 2001 and at year-end 2000 and 1999.

     At September 30, 2001, interest is based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified above. The effective interest rates for the Foamex L.P. Credit Facility at September 30, 2001 ranged between 7.69% and 8.13%. Term B, Term C and Term D loans mature on June 30, 2005, June 30, 2006 and December 31, 2006, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

     Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility increases by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There were no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment became effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin. At September 30, 2001, the calculated leverage ratio was below the
5.00 to 1.00 leverage ratio covenant and the cumulative adjustment of 75 basis points, discussed above, was eliminated.

     Available borrowings under the revolving credit facility totaled $31.3 million at September 30, 2001. Letters of credit outstanding at September 30, 2001, totaled $20.7 million.

     As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. There was no required prepayment at year-end 2000 or at September 30, 2001. The prepayment amount determined for 1999 was $13.3 million and was financed through revolving loans under the facility. The required 1999 prepayment was made during 2000.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control". The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below).

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon, if there is such a "change of control". The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 30, 2001, the interest rate was 2.9% on the $6.0 million bond and 2.85% on the $1.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.4 million at September 30, 2001.

     Subordinated Note Payable

     The subordinated note payable was issued during 1993 to a former officer of Foamex L.P. The note was issued by Foamex L.P. in connection with an acquisition. The note carried a maximum interest rate of 6.0% and the principal was payable in three equal annual installments that began in May 1999 and was fully repaid in May 2001.

     Other

     Other debt primarily includes a term loan held by Foamex L.P.'s Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at September 30, 2001 was 9.00%.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth and interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of September 30, 2001, Foamex L.P. was able to distribute to its partners funds only to the extent to enable its partners to meet their tax payment liabilities and fund Foamex International's normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

     Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of September 30, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of Foamex L.P.

     Various Foamex L.P. debt agreements contain certain quarterly financial covenants, which became more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001 and prospectively.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, Foamex L.P. will seek the lenders' approval of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance that future amendments or waivers will be obtained.

     Subsequent to September 30, 2001, Foamex L.P. announced a fourth quarter restructuring charge and related changes to debt covenants to accommodate the restructuring charge. See subsequent event disclosures in Note 11.

     Future Obligations on Debt

     Scheduled maturities of long-term debt are shown below (thousands):

     10/01/01 - 09/30/02                                      $  5,436
     10/01/02 - 09/30/03                                       128,385
     10/01/03 - 09/30/04                                        42,249
     10/01/04 - 09/30/05                                       160,144
     10/01/05 - 09/30/06                                       105,938
     Balance                                                   180,021
                                                              --------
     Total                                                     622,173
     Unamortized debt premium, net                               6,963
                                                              --------
       Total                                                  $629,136
                                                              ========

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

     Foamex L.P. initiated a valuation of pension obligations as of September 30, 2001. The projected benefit obligation, measured using a 7.0% discount rate, was $94.6 million and included the SERP obligations discussed above. As a result of the valuation and a net decrease in pension plan assets from the beginning of the year, an adjustment to the minimum pension liability was required. The increase in minimum pension liability resulted in the increase to other liabilities (long-term) in the condensed consolidated balance sheet. The minimum pension liability adjustment was required as a component of other comprehensive loss. As a result of the valuation, pension expense for the fourth quarter will increase. Foamex L.P. will complete another valuation of pension obligations at year-end 2001.

8.   SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion to Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges. The restructuring and other charges totaled $0.3 million in

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   SEGMENT RESULTS (continued)

the third quarter of 2001 and $0.2 million for the 2001 year to date period. Restructuring and other charges of $2.8 million were recorded in the third quarter of 2000 and $5.6 million were recorded for the 2000 year to date period.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion     Automotive    Technical
                                       Products    Products     Products     Products       Other         Total
                                      ---------    --------    ----------    ----------   ----------   ------------
                                                                  (thousands)
Quarterly period ended September 30, 2001
Net sales                              $130,871     $37,207      $95,683       $29,518     $11,004      $304,283
Income (loss) from operations            21,575      (4,283)       5,337         4,714      (2,518)       24,825
Depreciation and amortization             4,128       1,418        1,302           821         444         8,113

Quarterly period ended September 30, 2000
Net sales                              $134,456     $41,438      $76,242       $27,029      $7,206      $286,371
Income (loss) from operations            15,543      (1,429)       4,065         7,718      (4,024)       21,873
Depreciation and amortization             4,112       1,462        1,198           657       1,378         8,807

Year to date period ended September 30, 2001
Net sales                              $377,305    $111,909     $281,052       $81,656     $25,968      $877,890
Income (loss) from operations            52,926     (12,063)      17,880        18,741      (4,430)       73,054
Depreciation and amortization            11,574       4,261        3,640         2,428       1,341        23,244

Year to date period ended September 30, 2000
Net sales                              $392,022    $125,139     $265,981       $80,659     $25,778      $889,579
Income (loss) from operations            43,655      (8,080)      18,818        22,412      (9,173)       67,632
Depreciation and amortization            11,807       4,472        3,595         1,947       2,831        24,652

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

     Foamex L.P. sold during the first three quarters of 2001 and 2000, approximately $111.9 million and $125.1 million, respectively, of carpet cushion products to Foamex Carpet at cost, plus 4.7% pursuant to a supply agreement. Foamex L.P. also purchased approximately $5.3 million of carpet cushion products from Foamex Carpet during the first three quarters of 2000. In addition, Foamex L.P. provided and invoiced approximately $0.3 million of administrative services to Foamex Carpet during the first three quarters of 2001 and 2000, respectively.

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

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 2001, Foamex L.P. had accruals of approximately $2.2 million for environmental matters. During 1998, Foamex L.P. established an allowance of $0.6 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

Deferred Financing Costs

     Foamex L.P. is actively pursuing the issuance of new debt agreements to refinance the Foamex L.P. Credit Facility discussed in Note 6. As of September 30, 2001, costs associated with the anticipated issuance of the new debt agreements totaled $1.7 million and costs continued to be incurred subsequent to September 30, 2001. The costs incurred as of September 30, 2001 were recognized in the consolidated balance sheet as other assets. If the issuance of these new debt agreements is not completed as anticipated, costs incurred will be recognized as an expense.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  SUBSEQUENT EVENTS

     During December 2001, Foamex L.P. announced a comprehensive profit enhancement plan ("Project Transformation"). As part of Project Transformation, Foamex L.P. expects to close eight facilities in 2002 and reduce its workforce by approximately 10% by year-end 2002. As a result of Project Transformation, Foamex L.P. expects to recognize a $35.0 million pre-tax charge in the fourth quarter of 2001 for the plant closings and consolidation, severance and related benefits. Approximately $18.4 million of the fourth quarter charge will be non-cash. Additionally, certain financial covenants included in Foamex L.P.'s debt agreements have been modified to accommodate the fourth quarter 2001 charge and have also been eased for 2002. Foamex L.P. paid a fee of $1.8 million to obtain the modification.

     Subsequent to September 30, 2001, Foamex L.P. discovered that certain mattresses containing foam supplied by Foamex L.P. had a discernable odor. The cause of the odor was traced to chemicals used in the manufacturing of such foam, and the supplier of such chemicals has advised Foamex L.P. that the odor was attributable to a change in its chemical manufacturing process, which has been since corrected. Foamex L.P. has received claims from certain of its customers for costs purportedly associated with the odorous foam, and intends to seek from its chemical supplier reimbursement of any obligations it may have to its customers in respect to such claims, as well as for Foamex L.P.'s internal costs. The ultimate amounts of these third party claims and the amount of Foamex L.P.'s own costs is uncertain. There can be no assurance that the supplier will make payments to Foamex L.P. sufficient to offset all payments made by Foamex L.P. to third parties in respect to their claims, or to cover all of Foamex L.P.'s internal costs associated therewith. Consequently, there is no assurance that such claims and costs will not have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

     In October 2001, Foamex L.P. experienced a fire at one of its manufacturing facilities. Costs related to the fire, a portion of which may be recoverable from insurance and other sources, aggregate to approximately $1.0 million.

12.  RESTATEMENT

     Subsequent to the issuance of Foamex L.P.'s unaudited interim financial statements as of and for the three and nine months ended September 30, 2001, Foamex L.P.'s management determined that the 2001 interim financial statements required certain adjustments related to Foamex L.P.'s adoption of SFAS No. 133, certain purchase discounts that were originally recognized in other quarters, additional bad debt expense and the reclassification of various balance sheet items. As a result, the unaudited interim financial statements as of and for the three months ended September 30, 2001 have been restated from the amounts previously reported to (i) reclassify $5.4 million from accumulated other comprehensive loss to other liabilities to properly reflect the adoption of SFAS No. 133, (ii) recognize approximately $1.6 million of purchase discounts that were originally recognized in other quarters, (iii) record additional bad debt expense, (iv) reflect the income tax impact of adjustments (ii) and (iii) above and (v) reclassify various balance sheet items.

     A summary of the significant effects of the restatement is as follows:

                                                                    Quarterly Period Ended September 30, 2001
                                                                    -----------------------------------------
                                                                    Previously
                                                                    Reported                         Restated
                                                                   ------------                      --------
                                                                                    (thousands)
       Statement of Operations
         Cost of Goods Sold                                         $ 263,307                        $ 261,765
         Selling, General and Administrative                        $  16,431                        $  17,455
         Income before Provision for Income Taxes                   $   9,691                        $   9,476
         Provision for Income Taxes                                 $   1,184                        $   1,131

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  RESTATEMENT (continued)

                                                                       Nine Months Ended September 30, 2001
                                                                    -----------------------------------------
                                                                    Previously
                                                                      Reported                       Restated
                                                                    -----------                      --------
                                                                                    (thousands)
       Statement of Operations
         Cost of Goods Sold                                         $ 757,933                        $ 756,749
         Selling, General and Administrative                        $  46,872                        $  47,896
         Provision for Income Taxes                                 $   3,317                        $   2,031
         Net Income                                                 $  23,702                        $  24,900

                                                                                 September 30, 2001
                                                                    -----------------------------------------
                                                                    Previously
                                                                      Reported                       Restated
                                                                    -----------                      --------
                                                                                    (thousands)
       Balance Sheet
         Current assets                                             $ 308,552                        $ 301,301
         Total assets                                               $ 734,954                        $ 724,366
         Current liabilities                                        $ 225,254                        $ 218,820
         Total liabilities                                          $ 891,848                        $ 889,519
         Partners' deficiency                                       $(156,894)                       $(165,153)

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

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of September 30, 2001 and December 31, 2000, Foamex L.P. did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements did not have a significant impact on the results of operations or financial position of Foamex L.P.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other        Total
                                       --------    --------     ----------    ---------    ---------   -----------
                                                                   (thousands)
Quarterly period ended September 30, 2001
Net sales                              $130,871     $37,207      $95,683       $29,518     $11,004      $304,283
Income (loss) from operations            21,575      (4,283)       5,337         4,714      (2,518)       24,825
Depreciation and amortization             4,128       1,418        1,302           821         444         8,113
Income (loss) from operations
   as a percentage of net sales           16.5%     (11.5)%         5.6%         16.0%       n.m.*          8.2%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other        Total
                                       --------    --------     ----------    ---------    ---------   -----------
                                                                   (thousands)
Quarterly period ended September 30, 2000
Net sales                              $134,456     $41,438      $76,242       $27,029      $7,206      $286,371
Income (loss) from operations            15,543      (1,429)       4,065         7,718      (4,024)       21,873
Depreciation and amortization             4,112       1,462        1,198           657       1,378         8,807
Income (loss) from operations
   as a percentage of net sales           11.6%      (3.4)%         5.3%         28.6%       n.m.*          7.6%

* not meaningful

Income from Operations

     Net sales for the third quarter of 2001 increased 6.3% to $304.3 million from $286.4 million in the third quarter of 2000. The increase was primarily attributable to improved sales in Automotive Products. Technical Products and the Other segment also reported higher sales. Partially offsetting these sales gains were decreases in Foam Products and Carpet Cushion Products. The improvement in sales partially reflected the impact of sales related to the acquisition, discussed in Note 2.

     The gross profit margin was 14.0% in the third quarter of 2001 and 13.5% in the third quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the third quarter of 2001 by approximately 1.2 percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 25.0% higher in the third quarter of 2001. The increase included the impact of higher professional fees, including those related to the change in independent accountants.

     Income from operations for the third quarter of 2001 was $24.8 million, which represented a 13.5% increase from the $21.9 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.2 million in 2001 and $2.8 million in 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $25.1 million in the third quarter of 2001 compared to $24.7 million in the 2000 third quarter. On this basis, income from operations was 8.2% of net sales in 2001 compared to 8.6% of net sales in 2000.

     Foam Products

     Foam Products net sales for the third quarter of 2001 decreased 2.7% to $130.9 million from $134.5 million in the third quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Despite the sales decline, income from operations increased 38.8%, from $15.5 million in the third quarter of 2000 to $21.6 million in the third quarter of 2001. Income from operations was 16.5% of net sales in 2001, up from 11.6% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the third quarter of 2001 decreased 10.2% to $37.2 million in 2001 from $41.4 million in the third quarter of 2000. Sales declines translated to a loss from operations of $4.3 million in the third quarter of 2001 compared to a loss from operations of $1.4 million in the 2000 third quarter. The loss from operations represented 11.5% of net sales in 2001 and 3.4% of net sales in 2000.

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

translated into a 31.3% increase in income from operations, from $4.1 million in the third quarter of 2000 to $5.3 million in the third quarter of 2001. Income from operations represented 5.6% of net sales in 2001 and 5.3% in 2000.

     Technical Products

     Net sales for Technical Products in the third quarter of 2001 were up 9.2% to $29.5 million from $27.0 million in the third quarter of 2000. The improvement primarily reflected sales from the acquisition, discussed in Note 2. Income from operations decreased 38.9% to $4.7 million in the third quarter of 2001 compared to $7.7 million in the third quarter of 2000. Results continue to be impacted by a slow down in the technology industry. Income from operations represented 16.0% of net sales in 2001 compared to 28.6% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from Foamex L.P.'s Mexico City operation. The loss from operations was $2.5 million in the third quarter of 2001 and included restructuring and other charges, discussed below. The $4.0 million loss from operations in the third quarter of 2000 also included restructuring and other charges, discussed below.

     During the third quarter of 2001, Foamex L.P. recorded restructuring and other charges of $0.3 million for changes in estimates for previously recognized restructuring plans.

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

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $14.5 million in the third quarter of 2001, which represented a 18.1% decrease from the 2000 third quarter expense of $17.8 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 7, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will be benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     A loss from an equity interest in an Asian joint venture totaled $0.1 million for the third quarter of 2001 compared to $0.3 million of income in the third quarter of 2000.

     Other Expense, Net

     Other net expense recorded for the third quarter of 2001 totaled $0.8 million. During the third quarter of 2000, other net expense recorded totaled $0.5 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net Income

     Net income for the third quarter of 2001 was $8.3 million compared to $3.0 million recorded in the third quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2000

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                      ---------   ---------   -------------  ----------   ----------   -----------
                                                                   (thousands)
Year to date period ended September 30, 2001
Net sales                              $377,305    $111,909     $281,052       $81,656     $25,968      $877,890
Income (loss) from operations            52,926     (12,063)      17,880        18,741      (4,430)       73,054
Depreciation and amortization            11,574       4,261        3,640         2,428       1,341        23,244
Income (loss) from operations
   as a percentage of net sales           14.0%     (10.8)%         6.4%         23.0%       n.m.*          8.3%

Year to date period ended September 30, 2000
Net sales                              $392,022    $125,139     $265,981       $80,659     $25,778      $889,579
Income (loss) from operations            43,655      (8,080)      18,818        22,412      (9,173)       67,632
Depreciation and amortization            11,807       4,472        3,595         1,947       2,831        24,652
Income (loss) from operations
   as a percentage of net sales           11.1%      (6.5)%         7.1%         27.8%       n.m.*          7.6%

* not meaningful

Income from Operations

     Net sales for the first three quarters of 2001 decreased 1.3% to $877.9 million from $889.6 million in the first three quarters of 2000. The decline was primarily attributable to lower sales in Foam Products and Carpet Cushion Products, partially offset by higher sales in Automotive Products and Technical Products.

     The gross profit margin was 13.8% in the first three quarters of 2001 compared to 13.0% in the comparable period in 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first three quarters of 2001 by approximately 1.8 percentage points. There can no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 13.2% higher in the first three quarters of 2001. The increase included the impact of higher professional fees, including those associated with the change in independent accountants.

     Income from operations for the first three quarters of 2001 was $73.1 million, which represented an 8.0% increase from the $67.6 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.2 million in 2001 and $5.6 million in the first three quarters of 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $73.2 million for the first three quarters of 2001 compared to $73.3 million in the comparable 2000 period. On this basis, income from operations was 8.3% of net sales in 2001 and 8.2% of sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

     Foam Products

     Foam Products net sales for the three quarters of 2001 decreased 3.8% to $377.3 million from $392.0 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Despite the sales decline, income from operations increased 21.2%, from $43.7 million in the first three quarters of 2000 to $52.9 million in the comparable period of 2001. Income from operations was 14.0% of net sales in 2001, up from 11.1% in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first three quarters of 2001 decreased 10.6% to $111.9 million from $125.1 million in the comparable period of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Sales declines translated to a loss from operations of $12.1 million in the first three quarters of 2001 compared to a loss from operations of $8.1 million in 2000. The loss from operations represented 10.8% of net sales in 2001 and 6.5% of net sales in 2000.

     Automotive Products

     Automotive Products net sales for the first three quarters of 2001 increased 5.7% to $281.1 million from $266.0 million in the first three quarters of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Income from operations declined 5.0%, from $18.8 million in the first three quarters of 2000 to $17.9 million in the first three quarters of 2001. Income from operations represented 6.4% of net sales in 2001 and 7.1% in 2000.

     Technical Products

     Net sales for Technical Products in the first three quarters of 2001 were up 1.2% to $81.7 million from $80.7 million in the comparable period of 2000. Higher sales primarily reflected sales from the acquisition, discussed in Note
3. Income from operations decreased 16.4% to $18.7 million in the first three quarters of 2001 compared to $22.4 million in the first three quarters of 2000. The decline reflected a lower value shipment mix and a slow down in the technology industry. Income from operations represented 23.0% of net sales in 2001 compared to 27.8% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. Net sales associated with this segment primarily are from Foamex L.P.'s Mexico City operation. The loss from operations was $4.4 million in the first three quarters of 2001 and included restructuring and other charges (credits), discussed below. The $9.2 million loss from operations in the first three quarters of 2000 included restructuring and other charges totaling $5.6 million.

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

     During the third quarter of 2001, Foamex L.P. recorded restructuring and other charges of $0.3 million for changes in estimates for previously recognized restructuring plans.

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

     Foamex L.P. paid $3.8 million during the three quarters of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of September 30, 2001, the components of the net accrued restructuring and other charges balance included $3.9 million for plant closure and lease costs, $0.4 million for personnel reductions and $0.5 million for other costs. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $0.6 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $45.7 million in the first three quarters of 2001, which represented a 12.2% decrease from $52.1 million recorded during the first three quarters of 2000. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 7, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     Income  from an equity  interest  in an Asian joint  venture  totaled  $0.6 million for the first three quarters of 2001 compared to $1.0 million in the comparable period of 2000.

     Other Expense, Net

     Other net expense recorded for the first three quarters of 2001 totaled $1.0 million and included letter of credit fees. During the first three quarters of 2000, other net expense recorded totaled $0.9 million.

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

     Net Income

     Net income for the first three quarters of 2001 was $24.9 million compared to $13.1 million recorded in the first three quarters of 2000.

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

     Cash and cash equivalents totaled $6.6 million at the end of the third quarter of 2001 compared to $2.9 million at the end of 2000. Working capital at the end of the third quarter of 2001 was $82.5 million and the current

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ratio was 1.4 to 1 compared to working capital at the end of 2000 of $109.5 million and a current ratio of 1.7 to 1. Significant changes in working capital included a $38.5 million increase in accounts receivable and a $58.1 million increase in accounts payable. During the second quarter of 2001, Foamex L.P. achieved improved payment terms with a number of vendors that contributed to the improvement of cash flow and may have a more significant favorable effect in the future.

     Total debt at the end of the third quarter of 2001 was $629.1 million, down $35.4 million from year-end 2000. As of September 30, 2001, there were $118.0 million of revolving credit borrowings, at a weighted average interest rate of 7.69%, under the Foamex L.P. credit facility with $31.3 million available for additional borrowings and $20.7 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of September 30, 2001 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.1 million.

     Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of September 30, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of Foamex L.P.

     Various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price increases in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $29.6 million for the first three quarters of 2001. Cash requirements included capital expenditures of $17.1 million and $14.8 million for asset purchases, see Note 2. In the first three quarters of 2000, cash flow used for investing activities totaled $17.8 million, which included $18.5 million of capital expenditures, partially offset by $3.6 million of proceeds from the sale of assets. The estimate of capital expenditures for 2001 is expected to be less than $25.0 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $32.3 million for the first three quarters of 2001 compared to cash used of $46.1 million in the comparable period of 2000. Cash requirements for 2001 primarily reflected debt repayments and distributions paid to partners, partially offset by an increase in cash overdrafts. Cash required in 2000 included a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

$34.0 million repayment of the Foamex/GFI Note with borrowings under the Foamex L.P. revolving credit facility. Also during the first three quarters of 2000, cash overdrafts increased by $20.7 million.

     Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 30, 2001 was $2.2 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in Note 10 to Foamex L.P.'s condensed consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

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

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

     4.5 Commitment letter and attachment, dated August 8, 2001, from the Bank of Nova Scotia to Foamex Canada Inc.

     99.1 Consolidated Financial Statements of Foamex L.P. and subsidiaries as of September 30, 2001 and for the nine months then ended.

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


                                        FOAMEX L.P.
                                        By: FMXI, Inc.
                                            General Partner


Date:  February 25, 2002                By:  /s/ Michael D. Carlini
                                             ----------------------------
                                             Michael D. Carlini
                                             Senior Vice President


                                        FOAMEX CAPITAL CORPORATION

Date:  February 25, 2002                By:  /s/ Michael D. Carlini
                                             ----------------------------
                                             Michael D. Carlini
                                             Senior Vice President