Form 10-Q/A
period 2001-09-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2002-02-27
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 2

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
YES   X   NO
    -----   ------

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 13, 2001 was 1,000.

     Foamex L.P. is filing this Form 10-Q/A, Amendment No. 2, to replace Exhibit
99.1 Consolidated Financial Statements of Foamex L.P. and subsidiaries as of September 30, 2001 and for the nine months then ended in order to correct a typographical error in the Consolidated Statement of Partners' Deficiency included therein.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

4.5* Commitment letter and attachment, dated August 8, 2001, from the Bank of Nova Scotia to Foamex Canada Inc.

99.1** Consolidated Financial Statements of Foamex L.P. and subsidiaries as of September 30, 2001 and for the nine months then ended.

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

       *   Previously filed.
       **  Previously filed and being replaced by this Amendment No. 2.

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


                                          FOAMEX L.P.
                                          By: FMXI, Inc.
                                          General Partner


Date:  February 27, 2002                  By:  /s/ Michael D. Carlini
                                               -----------------------------
                                               Michael D. Carlini
                                               Senior Vice President


                                          FOAMEX CAPITAL CORPORATION

Date:  February 27, 2002                  By:  /s/ Michael D. Carlini
                                               -----------------------------
                                               Michael D. Carlini
                                               Senior Vice President