Form 10-K405
period 2001-12-31
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2002-04-01
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

         Delaware                                       05-0475617
         Delaware                                       22-3182164
----------------------------------------               -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

1000 Columbia Avenue, Linwood, PA                              19061
---------------------------------                      -----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

       Indicate by check mark whether Foamex L.P. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Foamex L.P. was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [X]

       None  of  the  voting   securities  of  Foamex  L.P.  or  Foamex  Capital
Corporation are held by non-affiliates.

       As of March 25, 2002, there were 1,000 shares of Foamex Capital Corporation's common stock outstanding.

       Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction (I)(1)(a) and (b) of this Annual Report on Form 10-K and are therefore filing this form with reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I
         Item  1.     Business                                                                      3
         Item  2.     Properties                                                                    8
         Item  3.     Legal Proceedings                                                             8
         Item  4.     Submission of Matters to a Vote of Security Holders                          11

Part II
         Item  5.     Market for Registrant's Common Equity and
                           Related Stockholder Matters                                             11
         Item  6.     Selected Consolidated Financial Data                                         12
         Item  7.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           14
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                   29
         Item  8.     Financial Statements and Supplementary Data                                  29
         Item  9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                  29

Part III
         Item 10.     Directors and Executive Officers of the Registrant                           29
         Item 11.     Executive Compensation                                                       29
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                          29
         Item 13.     Certain Relationships and Related Transactions                               29

Part IV
         Item 14.     Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                                                 29

         Signatures                                                                                38



The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex L.P. (referred to in this document as "Foamex L.P., we, us and/or our"), a wholly-owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 31, 2001, Foamex L.P.'s operations are conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico"), Foamex Asia, Inc. ("Foamex Asia") and through Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Foamex Carpet was converted to a limited liability company and was contributed by Foamex International to Foamex L.P. on March 25, 2002. The contribution of Foamex Carpet has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests. Accordingly, all information in this report on Form 10-K includes Foamex Carpet. As of December 31, 2001, Foamex L.P.'s partners were FMXI, Inc. ("FMXI") with a 2% managing general partnership interest and Foamex International with a 98% limited partnership interest.

Segments

       We are the largest manufacturer and distributor of flexible polyurethane and advanced polymer foam products in North America. We have been developing, manufacturing and marketing polyurethane foam for more than 44 years. We have numerous manufacturing facilities dedicated to specific product lines as well as facilities with the capability to support multiple product lines. Each of our business segments has a diverse customer base. Our senior executives direct sales efforts for each of our business segments.

       Our five business segments are described below.

       Foam Products

       Our foam products are distributed directly from manufacturing facilities and indirectly through independent fabricator distributors. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses. In the furniture industry, they are generally used for upholstered seating products and in the retail industry, for a broad range of products, such as mattress overlay pads, leisure furniture, futons and pillows. Foam Products are generally sold in large volumes on a regional basis because of high shipping costs.

       Our bedding products are sold to mattress manufacturers. We also supply cut-to-size seat cushions, back cushions and other pieces to the furniture industry. Furniture foams are sold directly to manufacturers as well as through distributors. The consumer products group sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout North America.

       The development and introduction of value-added products continues to be a priority including products incorporating Reflex(R) and viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials. Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using the VPF(SM) manufacturing process. We also have introduced high efficiency thermal management foam products for applications in work gloves and outerwear.

       Carpet Cushion Products

       We manufacture Carpet Cushion Products, which include rebond, prime, felt and rubber carpet padding. Prime carpet padding is made from polyurethane foam buns. Rebond carpet padding is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive collection network from the automotive and foam industries on a worldwide basis.

       Automotive Products

       We are one of the largest suppliers of automotive foam products for the North American operations of original equipment manufacturers, or "OEMs." Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by us either directly to the manufacturers or indirectly through tier one suppliers. Automotive Products include foam for trim pads, door panel parts, headliners and for acoustical purposes. Products also include flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

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

       Examples of our ability to react to changing industry requirements include our development of thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, we have introduced SMT(R), which is used to sculpture the surface of foam, and CPC(R), which is used for vehicle flooring systems. Also, the use of tri-laminates has increased due to the manufacturers' need for significant cost savings and consumer demand for improved aesthetics. We intend to increase our production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

       Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. We have achieved and expect to maintain the highest quality ratings awarded to foam suppliers by automotive manufacturers. In addition, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by the United States automotive manufacturers. We were one of the first polyurethane manufacturers to be QS-9000 certified, which demonstrates our commitment to producing the highest quality products and meeting the needs of our customers. We are both QS-9000 and ISO-9001 certified at all of our facilities that supply the automotive industry.

       Technical Products

       We believe that we are one of the foam industry's prime innovators and producers of industrial, specialty, consumer and safety foams, which we refer to as "Technical Products." Technical Products consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids. Felting and lamination with other foams or materials give these composites specific properties.

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

       We use advertising in trade journals and related media in order to attract customers and, more generally, to increase an awareness of our capabilities for Technical Products. In addition, due to the highly specialized nature of most Technical Products, our research staff works with customers to design, develop and manufacture each product to specification.

       Other

       Other consists primarily of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

Marketing and Sales

       We sell Foam Products directly to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, we manufacture and distribute foam-based consumer products such as futons, pillows, mattress pads and children's furniture to retail chains, such as Wal-Mart, Target, J.C. Penney and Bed Bath & Beyond. Our foam-based consumer products sales efforts are primarily regionally based. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized business where the transportation cost typically comprises a significant portion of product cost.

       Carpet Cushion Products sells carpet padding to distributors and to major floor covering retail chains, such as Home Depot and Carpet One. A key focus in 2001 was increased marketing efforts to commercial product lines.

       We have been a leading supplier of automotive products to OEMs, including DaimlerChrysler, for more than 30 years. We are also the primary supplier of automotive products to certain tier one suppliers, including Johnson Controls and Lear Corporation. We compete for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new model program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

       Our Technical Products are used for filtration and reservoiring in a wide variety of applications by companies, such as Hewlett-Packard, Lexmark and Briggs & Stratton. We market most of our Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. These fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Our specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This business is characterized by a diversity and complexity of both customers and applications.

International Operations

       Our international operations are located in Canada, Mexico and Asia. We operate four manufacturing facilities in Canada to service our bedding and automotive customers and have seven facilities in Mexico serving the automotive and cushioning industries. Six of the Mexican facilities are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and cushioning customers.

       Foamex L.P. participates in a joint venture with fabrication facilities in Singapore and Thailand. In December 2001, we increased our non-controlling equity interest holding in the joint venture to 70%. Our income from equity interest in the joint venture was $1.6 million, $1.7 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The joint venture expects to install its first pourline during 2002. This pourline, which will be entirely financed by the joint venture entity (on a non-recourse basis to Foamex L.P.) will reduce foam shipping costs for sales to the region and increase the range of markets served.

       We have maintained a longstanding relationship with Recticel s.a., a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel s.a.

Major Customers

       Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 15.7% of net sales in 2001, 12.3% of net sales in 2000 and 11.5% of net sales in 1999. No other unaffiliated customer accounted for more than 10.0% of net sales during any of the past three years. During
2001, net sales to our five largest customers comprised approximately $438.2 million, or 35.0%, of net sales. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

       As of December 31, 2001, we conducted our operations at 62 manufacturing and distribution facilities with a total of approximately 8.7 million square feet of floor space. We believe that our manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service our major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost-effective within a 200 to 300 mile radius.

       We have identified four non-VPF(SM) foam pouring operations, six foam fabrication operations, six rebond carpet padding operations and one fiber operation to be closed during 2002. In many cases, the volume from these facilities will be absorbed by our other existing facilities in order to improve capacity utilization. In some, but not all instances, our other existing facilities will have to be upgraded to absorb the transferred volume. We may lose some revenue due to closing these operations.

       Our fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by us to produce our foam-based consumer products. Scrap foam, generated in connection with the fabrication of foam products, is used by us to produce rebond carpet padding.

       Raw materials account for a significant portion of our manufacturing costs. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier, especially a supplier of TDI and/or polyol.

       There are a limited number of major suppliers of TDI and polyol. A disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time would have a material adverse effect on our business and results of operations.

       The  prices  of TDI  and  polyol  have  historically  been  cyclical  and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity and oil prices. Some of our suppliers of TDI and polyol have informed us that they intend to seek to raise prices in the first six months of 2002. We attempt to offset raw material price increases through selling price increases; however, there can be no assurance that we will be successful in implementing selling price increases or that competitive pricing pressure will not require us to adjust selling prices.

       A key raw material used in the manufacture of carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

       We recently discovered that some mattresses containing foam supplied by us had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. This supplier has advised us that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. We have received claims from some of our customers for costs purportedly associated with the odorous foam, and we have reached agreement with this chemical supplier regarding the terms of and manner in which the supplier will reimburse us for certain obligations we may have to our customers relating to these claims, as well as for certain of our internal costs. Under this agreement, this supplier will pay us a fixed sum in exchange for eliminating certain future claims we may have against this supplier and obligates us to indemnify this supplier for certain claims that may be brought against it by others, including our customers. The ultimate amounts of these third party claims and the amount of our own internal costs are uncertain. We cannot be certain that this supplier's payments to us will be sufficient to cover all payments that we may be required to make to third parties in respect to their claims, to cover all of our related internal costs or that our indemnification obligations to this supplier will not be material.

Employees

       As of December 31, 2001, we employed approximately 6,100 persons. Approximately 1,850 of these employees are located outside the United States and approximately 2,200 employees are covered by collective bargaining agreements with labor unions. These agreements expire on various dates through 2004. We consider relations with our employees to be good.

       To reduce administrative costs throughout our operations, we expect to eliminate 100 salaried positions during 2002, mainly in support functions, including information technology, finance, quality, engineering, maintenance and customer service. In connection with this reduction, we are centralizing some of our support functions, including human resources, environmental, health and safety, quality, purchasing and customer service. As of March 1, 2002, 79 salaried positions, mostly in corporate and support functions, have been eliminated.

Competition

       The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., Flexible Foam Products, Inc. and Future Foam, Inc. None of these competitors individually competes in all of the business segments in which we do business.

Patents and Trademarks

       We own various patents and trademarks registered in the United States and in numerous foreign countries. The registered processes and products were developed through ongoing research and development activities to improve quality, reduce costs and expand markets through development of new applications for flexible polyurethane foam products. While we consider our patents and trademarks to be a valuable asset, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent upon any individual patent, trademark or tradename.

Research and Development

       We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $3.1 million for 2001, $2.5 million for 2000 and $3.3 million for 1999.

       Foamex L.P., Recticel s.a. ("Recticel"), a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are shareholders of Foamex International. Foamex L.P., Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. Foamex L.P. and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products. We anticipate that we will continue to do so in the future.

Forward-Looking Information

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of Foamex L.P. which are identified as forward-looking, Foamex L.P. notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, Foamex L.P.'s capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Foamex L.P.

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

ITEM 2.  PROPERTIES

       As of December 31, 2001, we conducted our operations at 62 manufacturing and distribution facilities. Total floor space in use at our 16 owned manufacturing and distribution facilities is approximately 3.3 million square feet and total floor space in use at our 46 leased manufacturing and distribution facilities is approximately 5.4 million square feet. Fifty-one of these facilities are located throughout 37 cities in the United States, four facilities are located in Canada and seven facilities are located in Mexico. We do not anticipate any problem in renewing or replacing any of the leases expiring in 2002. In addition, we have approximately 1.3 million square feet of idle space of which approximately 0.8 million is leased.

       Foamex L.P. maintains its administrative office in Linwood, Pennsylvania.

       Property information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

Litigation - Foamex International Shareholders

       Foamex International has reached agreements with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of these actions. Court approval of these settlements has been obtained although such approval may be appealed.

       The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of Foamex International and its stockholders, originally named as defendants Foamex International, certain of its current and former directors and officers, Trace International Holdings, Inc. ("Trace International"), the principal stockholder of Foamex International at the time, and a Trace International affiliate. The complaint in the Delaware Action alleged, among other things, that certain of the defendants breached their fiduciary duties to Foamex International in connection with an attempt by Trace International to acquire Foamex International's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing Foamex International to waste assets in connection with a variety of transactions entered into with Trace International and its affiliates. The Delaware Action sought various remedies, including injunctive relief, money damages and the appointment of a receiver for Foamex International.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants Foamex International, Trace International and certain current and former directors and officers of Foamex International, on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleged that Trace International and Marshall S. Cogan, the chairman of Foamex International, violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint sought class certification, a declaration that the defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed. We refer to the consolidated suit as the "Federal Action."

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

       Under the terms of the stipulation of settlement related to the Delaware Action (which was approved by the Delaware Court on March 20, 2002), Foamex International agreed that a special nominating committee of its Board of Directors would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

       The settlement of the Delaware Action resolved all outstanding shareholder litigation against Foamex International and its current and former directors and officers. In early January 2002, two shareholders filed objections to the settlement. The settlement hearing was held on February 13, 2002, but was not concluded. On March 20, 2002, the Delaware Court concluded the hearing and approved the settlement. Approval of the settlement may be appealed by the objectors. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by Foamex International or any individuals.

Litigation - Breast Implants

       As of February 28, 2002, Foamex L.P. and Trace International were two of multiple defendants in actions filed on behalf of approximately 1,725 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, we and Trace International were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or from Trace International. Neither Foamex L.P. nor Trace International recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace International for any such liabilities relating to foam manufactured prior to October 1990. Trace International's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace International's filing of a petition for relief under the Bankruptcy Code on July 21, 1999. Trace International's insurance policies continue to cover certain liabilities of Trace International, but if the limits of those policies are exhausted, it is unlikely that Trace International will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, without taking into account the indemnification provided by Trace International, the coverage provided by Trace International's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

Litigation - Other

       During the second quarter of 2001, Foamex L.P. was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace International before 1990. The insurance provider is contending that Foamex L.P. is liable for claims of approximately $3.0 million. Foamex L.P. intends to strongly defend this claim and considers the claim to be without merit. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

       Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position or results of operations. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Environmental and Health and Safety

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2001, we had accruals of approximately $3.0 million for environmental matters.

       The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPF(SM) and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, we are in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. Foamex L.P. does not believe that this standard, if adopted, will require us to make material expenditures.

       Foamex L.P. has reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. As of December 31, 2001, we had accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

       We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

       The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, our liability is not considered to be significant.

       In 2002, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $2.0 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a) Foamex L.P. is a privately held limited partnership. There is no established public trading market for its securities.

(b) As of December 31, 2001, there were two holders of Foamex L.P.'s equity securities.

(c) Listed below are the net cash receipts in accordance with tax sharing agreements. At December 31, 2001, Foamex L.P. has a receivable of approximately $0.1 million from its partners in accordance with the tax sharing agreement.

                                            Tax Sharing Distributions
                                               2001              2000
                                            ----------        ---------
                                                    (thousands)
       FMXI                                   $   -            $    -
       Foamex International                     120                 -
                                              -----            ------
                                              $ 120            $    -
                                              =====            ======

       2001 Distribution

       In 2001, Foamex L.P. distributed $3.7 million in cash pro rata to its partners.

Limitations on Distributions

       The Foamex L.P. credit agreement and the Indentures for the 9 7/8% senior subordinated notes due 2007 and the 13 1/2% senior subordinated notes due 2005 restrict the ability of Foamex L.P. to make distributions to its partners.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected consolidated financial data of Foamex L.P. All of the data gives retroactive effect to the common control merger of Foamex L.P. and subsidiaries and Foamex Carpet Cushion, Inc., which has been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of Foamex L.P. and related notes thereto included in this Annual Report on Form 10-K.

                                                                                   Fiscal Year (1)
                                                -----------------------------------------------------------------------------------
                                                  2001 (2)            2000             1999              1998             1997 (6)
                                                -----------       -----------       -----------       -----------       -----------
                                                                                    (thousands)
Statements of Operations Data
   Net sales                                    $ 1,252,904       $ 1,257,778       $ 1,294,639       $ 1,260,559       $   945,519
   Income (loss) from continuing
     operations (3)(4)                          $    (2,261)      $    19,603       $    20,061       $   (15,519)      $    11,265

Balance Sheet Data
   Total assets                                 $   767,650       $   753,584       $   783,218       $   863,851       $   834,068
   Long-term debt, classified as current (5)             --                --                --       $   771,092                --
   Long-term debt, excluding current portion    $   648,232       $   687,758       $   725,297                --       $   726,649
   Partners' deficiency                         $  (178,128)      $  (158,503)      $  (160,481)      $  (196,407)      $  (156,302)


(1) Foamex L.P. changed its fiscal year to the calendar year during 1998. Prior to the change, Foamex L.P. had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. The 1997 fiscal year included the 52 weeks ended December 28, 1997.

(2) Includes the results of operations of General Foam from July 25, 2001, the date the business was acquired.

(3) Includes net restructuring, impairment and other charges (credits), as discussed in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         2001 - $36.1 million
         2000 - $ 6.3 million
         1999 - $10.5 million
         1998 - $(9.9) million
         1997 - $21.1 million




(4) The provision for income taxes in 2000 and 1999 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998. The 1998 provision for income taxes of $16.0 million for continuing operations consisted primarily of an increase in the valuation allowance for deferred income tax assets.

(5) At December 31, 1998, Foamex L.P. classified approximately $771.1 million of long-term debt as current, in response to financial conditions at year-end 1998.

(6) The balance sheet data included the estimated fair value of the net assets acquired in the acquisition of Crain Industries, Inc. in December 1997. The income statement data excludes the results of Crain Industries, Inc. from the acquisition date of December 23, 1997, since the effect was insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2001, Foamex L.P.'s operations were conducted through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico"), Foamex Asia, Inc. ("Foamex Asia") and through Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Foamex Carpet was converted to a limited liability company and was contributed by Foamex International to Foamex L.P. on March 25, 2002. The contribution of Foamex Carpet has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements include the accounts of Foamex Carpet for all periods presented. Adjustments recorded to restate previously reported financial statements as of December 31, 2000 and the years ended December 31, 2000 and 1999 consisted of those necessary to include the balances and results of Foamex Carpet and to eliminate intercompany balances and transactions between Foamex L.P. and Foamex Carpet. Financial information concerning the business segments of Foamex L.P. is included in Note 11 to the consolidated financial statements.

       An executive vice president heads each of Foamex L.P.'s principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring, impairment and other charges. Foamex L.P. does not allocate restructuring, impairment and other charges to operating segments because many of Foamex L.P.'s facilities produce products for multiple segments.

       Foam Products - manufactures  and markets  cushioning  foams for bedding,
       furniture,   packaging  and  health  care  applications,  and  foam-based consumer products, such as mattress pads and children's furniture.

       Carpet Cushion Products - manufactures and distributes, rebond, prime, felt and rubber carpet padding.

       Automotive Products - distributes automotive foam products and laminates to major tier one suppliers and original equipment manufacturers, or "OEMs".

       Technical Products - manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

       Other - primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

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

       In July 2001, Foamex L.P. acquired certain assets of General Foam Corporation, a former polyurethane foam manufacturer that had operations in Pennsylvania and New Jersey.

       The  following   discussion  should  be  read  in  conjunction  with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Fourth Quarter 2001 Developments and 2002 Subsequent Events

Operational Reorganization

       In December 2001, Foamex L.P. launched a comprehensive cost reduction program and revenue growth initiative (the "Operational Reorganization Plan"). The Operational Reorganization Plan covers the components outlined below.

       Plant Rationalizations. To capitalize on achieving operating efficiencies and the lower costs of manufacturing associated with our national VPF(SM)
capabilities, Foamex L.P. has identified four non-VPF(SM) foam pouring operations, six foam fabrication operations, six rebond carpet padding operations and one fiber operation to be closed during 2002. In many cases, the volume from these closed operations will be absorbed by our other existing facilities in order to improve capacity utilization. In some, but not all instances, our other existing facilities will be upgraded to absorb the transferred volume. We anticipate some revenue may be lost due to the closing of these operations.

       Salaried Headcount Reduction. To reduce administrative costs throughout our operations, we expect to eliminate 100 salaried positions during 2002, mainly in support function areas, including information technology, finance, quality, engineering, maintenance and customer service. In connection with this reduction, we are centralizing some of our support functions, including human resources, environmental, health and safety, quality, purchasing and customer service. As of March 1, 2002, 79 salaried positions, mostly in corporate and support functions, have been eliminated.

       Purchasing and Logistics Cost Reductions. We have implemented programs to reduce costs of manufacturing and distribution, raw materials (other than toluene diisocyanate and polyol) and logistics services. We plan to centralize our purchasing function and leverage our scale to negotiate new national procurement contracts for supplies and services.

       Sales and Marketing Management. We have implemented a program to analyze the profitability of our customer base, the efficiency of our sales people and our ability to effectively market to potential new customers. Our goal is to rationalize our customer base and focus our sales and marketing efforts on our more profitable customers.

       Customer Service Centralization. To reduce costs and improve the effectiveness of our customer service operations, we have begun to centralize the operations in line with each of our business units. We are focusing on our key customers and implementing key support technology to further standardize our customer service process.

       These actions resulted in restructuring, impairment and other charges of approximately $35.4 million during the fourth quarter of 2001, of which approximately $18.4 million was non-cash. Foamex L.P. estimates that these activities will result in incremental income from operations of approximately $20.0 million and $30.0 million in 2002 and 2003, respectively. Foamex L.P. anticipates that the majority of the cash costs will be incurred in 2002. Including the salaried headcount reduction discussed above, a total of 746 employees are expected to be terminated.

Customer Claims

       During the fourth quarter of 2001, Foamex L.P. discovered that some mattresses containing foam supplied by Foamex L.P. had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. The supplier has advised Foamex L.P. that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. We have received claims from some of our customers for costs purportedly associated with the odorous foam and we have reached agreement with this chemical supplier regarding the terms of and manner in which this supplier will reimburse Foamex L.P. for certain obligations we may have to our customers relating to these claims, as well as for certain of our internal costs. Under this agreement, this supplier will pay us a fixed sum in exchange for eliminating certain future claims we may have against this supplier and we are obligated to indemnify this supplier for certain claims that may be brought against it by others, including Foamex L.P.'s customers. The ultimate amounts of these third party claims and the amount of our own internal costs are uncertain.

Foamex L.P. cannot be certain that this supplier's payments to it will be sufficient to cover all payments that we may be required to make to third parties in respect to their claims, to cover all of Foamex L.P.'s related internal costs or that Foamex L.P.'s indemnification obligations to this supplier will not be material. Consequently, there can be no assurance that these claims and costs will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Refinancing and Structure

       On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes"), and amended the Foamex L.P. Credit Facility (the "Amended Credit
Facility") to provide for $162.2 million of term loans, with maturity dates of June 30, 2005 through December 29, 2006 and a $100.0 million revolving credit facility that matures on June 30, 2005. Net proceeds from the Senior Secured Notes of $280.0 million were used to pay a portion of the debt outstanding under the Foamex L.P. Credit Facility. The initial proceeds of two new term loans under the Amended Credit Facility were used to repay a note payable to Foam Funding LLC (a related party) and debt outstanding under the Foamex L.P. Credit Facility. Additionally, the financial debt covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and the current business environment at Foamex L.P. Under the covenants contained in the Senior Secured Notes Indenture and the Amended Credit Facility, Foamex L.P. may spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior subordinated notes. To the extent that Foamex L.P. spends less than $48.5 million towards such repurchase or redemption by September 20, 2002, it is required to repay a portion of its term loans.

Critical Accounting Policies

       We prepare the consolidated financial statements of Foamex L.P. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based on the information available. These estimates, judgments and assumptions affect the reported amounts of the assets and liabilities and revenues and expenses. Foamex L.P.'s significant accounting policies are fully discussed in Note 2 to the consolidated financial statements. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

       Accounts Receivable and Allowance for Uncollectible Accounts

       Foamex L.P. actively monitors customer payments in conjunction with customer credit evaluations. Accordingly, an estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of Foamex L.P.'s larger customers could have a material adverse impact on future results.

       Long-Lived Assets

       Foamex L.P. has a significant investment in long-lived assets; consisting primarily of property, plant and equipment, and intangible assets representing the cost in excess of net assets acquired (goodwill) and deferred financing costs. Impairment losses are recognized when events indicate that certain long-lived assets may be impaired and a projection of future cash flows generated from the assets are less than the current carrying value of the assets. These cash flow projections are based on the combination of historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could have material adverse impact on future results. See the section below entitled "Accounting Changes" for a discussion on the impact of new accounting statements.

       Environmental Remediation

       Foamex L.P. has a number of manufacturing facilities and certain idle facilities that require remediation of soil and/or groundwater contamination. As required by applicable State and/or Federal compliance programs, many of these sites are in the monitoring stage that requires periodic sampling of contamination levels in conjunction with ongoing assessments of remediation actions. Accordingly, the recognition of environmental liabilities requires estimates concerning the duration of monitoring and associated costs, often projected to extend for a number of years. To the extent that these estimates change, additional environmental costs could have material adverse impact on future results. See the section below entitled "Environmental Health and Safety" for additional information.


RESULTS OF OPERATIONS

                                                      Carpet
                                      Foam           Cushion         Automotive      Technical
                                     Products        Products         Products        Products         Other           Total
                                     --------        --------         --------        --------         -----           -----
2001                                                                   (dollars in thousands)
Net sales                           $  499,668      $  230,965       $  377,753      $  111,043      $   33,475      $1,252,904
Income (loss) from operations       $   66,634      $   (6,572)      $   21,445      $   23,080      $  (39,860)     $   64,727
Depreciation and amortization       $   15,732      $    8,181       $    4,991      $    3,312      $    1,812      $   34,028
Income (loss) from operations
   as a percentage of net sales           13.3%           (2.8)%            5.7%           20.8%        n.m.(a)             5.2%

2000
Net sales                           $  519,197      $  256,439       $  342,386      $  106,697      $   33,059      $1,257,778
Income (loss) from operations       $   55,227      $    2,218       $   22,417      $   29,027      $  (11,506)     $   97,383
Depreciation and amortization       $   17,813      $    7,742       $    5,785      $    2,663      $    2,625      $   36,628
Income (loss) from operations
   as a percentage of net sales           10.6%            0.9%             6.5%           27.2%        n.m.(a)             7.7%

1999
Net sales                           $  527,159      $  285,846       $  361,806      $   92,180      $   27,648      $1,294,639
Income (loss) from operations       $   57,474      $    8,868       $   22,904      $   22,856      $  (17,261)     $   94,841
Depreciation and amortization       $   17,371      $    8,041       $    4,764      $    2,679      $    2,609      $   35,464
Income (loss) from operations
   as a percentage of net sales           10.9%            3.1%             6.3%           24.8%        n.m.(a)             7.3%

(a)  Not meaningful.

2001 Compared to 2000

       Net sales for 2001 decreased 0.4% to $1,252.9 million from $1,257.8 million in 2000. The decline was primarily attributable to lower sales in Foam Products and Carpet Cushion Products, partially offset by a significant improvement in Automotive Products sales. Technical Products also recorded improved sales.

       The gross profit margin was 14.4% in 2001 compared to 13.7% in 2000. Certain raw material cost reductions had the effect of improving the gross profit margin percentage in 2001 by approximately 1.4 percentage points. These 2001 cost reductions are not anticipated to continue in 2002. See Item 1 - Business - Manufacturing and Raw Materials. Selling, general and administrative expenses were 16.0% higher in 2001. The increase included the impact of higher professional fees, including those associated with a change in independent accountants, higher bad debt expense related to economic conditions and increased compensation and benefit costs.

       Income from operations in 2001 was $64.7 million, which represented a 33.5% decrease from the $97.4 million recorded during 2000. Results included restructuring, impairment and other charges of $36.1 million in 2001 and $6.3 million in 2000. Restructuring, impairment and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring, impairment and other charges for comparison purposes, income from operations would have been $100.8 million in 2001 compared to $103.7 million in 2000. On this basis, income from operations was 8.0% of net sales in 2001 and 8.2% in 2000. In addition to the raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

       Foam Products

       Foam Products net sales for 2001 decreased 3.8% to $499.7 million from $519.2 million in 2000. The decrease primarily reflected the domestic economic slowdown that impacted the markets for furniture manufacturers and other foam fabricators. Despite the sales decline, income from operations increased 20.7%, from $55.2 million in 2000 to $66.6 million in 2001. The increase was primarily the impact of raw material cost reductions, discussed above, which primarily benefited the Foam Products segment. Income from operations was 13.3% of net sales in 2001, up from 10.6% in 2000.

       Carpet Cushion Products

       Carpet Cushion Products net sales for 2001 decreased 9.9% to $231.0 million from $256.4 million in 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. The factors contributing to the sales decline translated to a loss from operations of $6.6 million in 2001 compared to income from operations of $2.2 million in 2000. The loss from operations represented 2.8% of net sales in 2001 and income from operations represented 0.9% of net sales in 2000.

       Automotive Products

       Automotive Products net sales for 2001 increased 10.3% to $377.8 million from $342.4 million in 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Income from operations declined 4.3%, from $22.4 million in 2000 to $21.4 million in 2001. Income from operations represented 5.7% of net sales in 2001 and 6.5% in 2000. The lower results in 2001 were primarily attributed to intense pricing competition and higher raw material costs.

       Technical Products

       Net sales for Technical Products in 2001 were up 4.1% to $111.0 million from $106.7 million in 2000. Higher sales primarily reflected sales from the acquisition of certain assets from General Foam Corporation, discussed in Note 3 to the consolidated financial statements. Income from operations decreased 20.5% to $23.1 million in 2001 compared to $29.0 million in 2000. The decline reflected a lower value shipment mix and the impact of an economic downturn in the technology industry, especially during the first half of 2001. Income from operations represented 20.8% of net sales in 2001 compared to 27.2% in 2000.

       Other

       Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring and other charges. Net sales were slightly higher in 2001 compared to 2000. The loss from operations was $39.9 million in 2001 and included restructuring, impairment and other charges of $36.1 million, discussed below. The $11.5 million loss from operations in 2000 included restructuring, impairment and other charges totaling $6.3 million. The 2000 loss also included professional fees associated with the resolution of certain change in control issues following the Trace bankruptcy and the settlement of certain shareholder litigation.

Restructuring, Impairment and Other Charges

       In December 2001, Foamex L.P. announced the launching of its Operational Reorganization Plan to reduce its operating costs and accelerate revenue growth. The major initiatives of the Operational Reorganization Plan included plant rationalization, headcount reductions, purchasing and logistics cost reductions and sales and marketing management.

       In connection with the plant rationalization, we identified a total of 17 plant operations to be closed. Costs associated with this aspect of the Operational Reorganization Plan included lease termination costs, property, plant and equipment writedowns, and severance and termination benefits aggregating $14.1 million.

       Additionally, we identified 100 salaried positions to be eliminated, mainly in support function areas. Severance, termination and other costs associated with these positions were estimated to be $4.4 million. At March 1, 2002, 79 positions, mostly in corporate and support functions, have been eliminated.

       Further, Foamex L.P. evaluated the recoverability of certain other long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". As a result, Foamex L.P. recorded an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce these assets to their estimated fair values. The assets which are held for disposal consist mainly of leasehold improvements and machinery and equipment which have a remaining carrying value of approximately $19.8 million.

       Other one-time period expenses during the fourth quarter consisted primarily of executive severance of $1.9 million and consulting fees related to the Operational Reorganization Plan of $1.2 million.

       Severance and termination benefits as a result of the Operational Reorganization Plan are expected to be incurred for 746 employees. Total cash outlays related to the Operational Reorganization Plan are expected to aggregate $17.0 million. We expect to complete implementation before the end of 2002.

       In addition, Foamex L.P. recorded $0.4 million for restructuring plans earlier in 2001 that included severance for 41 employees and $1.4 million related to executive severance recorded as other charges. Foamex L.P. also recorded a net restructuring credit of $1.2 million related to changes in estimates to prior restructuring plans.

       During 2000, Foamex L.P. recorded $6.2 million for restructuring plans that included severance for 102 employees. Foamex L.P. also recorded a net restructuring charge of approximately $0.1 million related to changes in estimates to prior years' restructuring plans. Also during 2000, Foamex L.P. received $3.6 million of net proceeds from the sale of assets related to restructuring plans.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $63.2 million in 2001, which represented a 15.9% decrease from $75.2 million recorded in 2000. The decrease was attributable to lower average debt levels and lower effective interest rates. Foamex L.P. capitalized interest of $1.4 million and $0.8 million in 2001 and 2000, respectively, as a component of the construction cost of plant and equipment.

       Income from Equity Interest in Joint Venture

       Income from an equity interest in an Asian joint venture totaled $1.6 million and $1.7 million in 2001 and 2000, respectively.

       Other Expense, Net

       Other expense, net for 2001 was $1.9 million. Expense items totaled $2.8 million and included letter of credit fees. Interest income recorded in 2001 was $0.9 million.

       Other expense, net in 2000 totaled $1.6 million and primarily included $1.2 million of costs associated with a buyout proposal and $0.7 million letter of credit fees offset by $0.6 million of interest income.

       Income Tax Expense

       Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreement and indentures.

2000 Compared to 1999

       Net sales for 2000 decreased 2.8% to $1,257.8 million from $1,294.6 million in 1999. The decline in sales primarily reflected a deterioration in market conditions during the second half of 2000. Lower sales were recorded in the Foam Products, Carpet Cushion Products and Automotive Products business segments. The Technical Products segment continued to report strong sales growth and certain of Foamex L.P.'s foreign operations reported in the "Other" segment also reported higher sales, which partially offset sales declines in the business segments discussed above.

       Income from operations in 2000 was $97.4 million, 2.7% higher than the $94.8 million recorded during 1999. These results included restructuring and other charges (discussed under "Other" below) of $6.3 million in 2000 and $10.5 million in 1999. Excluding the restructuring and other charges for comparison purposes, income from operations was $103.7 million in 2000, down 1.6% from $105.3 million in 1999. On this basis, income from operations was 8.2% of net sales in 2000 compared to 8.1% of net sales in 1999.

       The decline in income from operations, excluding restructuring and other charges, was largely attributable to the impact of lower sales and higher raw material costs offset by improved operating efficiencies and lower selling, general and administrative expenses, discussed below. Higher oil prices translated into raw material costs increases in 2000 and these higher costs were not fully recovered through selling price increases. The gross profit margin was 13.7% for 2000 compared to 13.9% in 1999.

       Selling, general and administrative expenses were down 8.8% in 2000 compared to 1999. The decrease primarily reflected cost savings initiatives, lower incentive compensation expenses and lower selling expenses. Partially offsetting these favorable items were increases to the allowance for uncollectible accounts receivables and professional fees.

       Foam Products

       Foam Products net sales for 2000 decreased 1.5% to $519.2 million from $527.2 million in 1999. Lower sales primarily reflected a volume decline in the consumer products market and the loss of sales from Foamex L.P.'s packaging business that was sold in 1999. Income from operations in 2000 was down 3.9% to $55.2 million compared to $57.5 million in 1999. As discussed above, raw material costs continued to increase during the year, and selling price increases and improved operating efficiencies did not fully recover the increased costs. As a percentage of net sales, income from operations was 10.6% of net sales in 2000, down from 10.9% in 1999.

       Carpet Cushion Products

       Carpet Cushion Products net sales for 2000 decreased 10.3% to $256.4 million from $285.8 million in 1999. The sales decline primarily reflected competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. As a result, income from operations was $2.2 million in 2000 as compared to $8.9 million in 1999.

       Automotive Products

       Automotive Products net sales for 2000 were $342.4 million, down 5.4% from $361.8 million in 1999. The decrease reflected a slow down in the automotive industry, particularly during the second half of the year. Lower sales translated to a 2.1% decrease in income from operations, from $22.9 million in 1999 to $22.4 million in 2000. Results in 2000 benefited from the favorable impact of a selling price adjustment. Income from operations represented 6.5% of net sales in 2000 and 6.3% of net sales in 1999.

       Technical Products

       Technical Products net sales for 2000 increased 15.7% to $106.7 million from $92.2 million in 1999. Income from operations increased 27.0% to $29.0 million in 2000, up from $22.9 million in 1999. Income from operations represented 27.2% of net sales in 2000 compared to 24.8% in 1999. The improvement reflected favorable market conditions that resulted in sales volume growth and improved operating efficiencies.

       Other

       Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from Foamex L.P.'s Mexico City operation. The loss from operations of $11.5 million in 2000 included a provision of $6.3 million for restructuring and other charges, discussed above. The loss from operations of $17.3 million in 1999 included $10.5 million of restructuring and other charges, discussed below.

       During 1999, Foamex L.P. approved and implemented four restructuring plans to reduce selling, general and administrative costs and to rationalize plant operations.

       Foamex L.P. recorded restructuring charges of approximately $2.4 million relating to severance costs in connection with the first restructuring plan. This plan reduced Foamex L.P.'s salaried work force by 82 employees.

       Foamex L.P. recorded restructuring charges of approximately $2.9 million relating to severance costs in connection with the second restructuring plan for replacing three of Foamex L.P.'s former executives, including its former Chief Executive Officer.

       In connection with the third restructuring plan, Foamex L.P. recorded restructuring charges of approximately $1.7 million relating to the closure of one facility and certain product line rationalizations. The $1.7 million charge was comprised of approximately $0.1 million of severance costs in connection with the work force reductions of 117 employees, $0.1 million of plant closure and carrying costs and $1.5 million of asset write-downs.

       In connection with the fourth restructuring plan, Foamex L.P. closed its New York office (see Note 13 to the consolidated financial statements). Foamex L.P. recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

       In addition, Foamex L.P. recorded restructuring charges of approximately $0.7 million relating to changes in estimates to prior years' plans, primarily for the sale of the packaging business in 1999. The $0.7 million charge is comprised of $0.2 million of severance, $1.3 million of lease and plant closure costs, offset by $0.8 million of adjustments for asset write-downs. Foamex L.P. also recorded $0.3 million of other charges relating to rent due from Trace for the New York office prior to its closure.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $75.2 million in 2000, which represented a 3.4% increase from 1999 expense of $72.7 million. The impact of higher effective interest rates was partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that required an incremental interest rate margin, as discussed in Note 7 to the consolidated financial statements. Interest capitalized as a component of the construction costs of plant and equipment totaled $0.8 million in 2000.

       Income from Equity Interest in Joint Venture

       Income from an equity interest in an Asian joint venture totaled $1.7 million in 2000 compared to $0.5 million in 1999. The improved results reflected the growth of the joint venture as it moved beyond the start up phase.

       Other Expense, Net

       Other expense, net in 2000 totaled $1.6 million and primarily included $1.2 million of costs associated with a buyout proposal and $0.7 million letter of credit fees offset by $0.6 million of interest income. Other expense, net in 1999 totaled $0.7 million and primarily included letter of credit fees, partially offset by interest income.

       Income Tax Expense

       Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreement and indentures.

Business Outlook

       Results in 2002 are dependent on a number of key factors, including those discussed below.

       o The extent of the domestic economic recovery and related impact on consumer spending in key markets of Foamex L.P., including automotive, housing and related furnishings, and technology and related hardware.

       o      The successful  implementation  of the Operational  Reorganization
              Plan.

       o The ultimate resolution of recent claims from customers relating to odors from mattresses containing foam manufactured by Foamex L.P., as discussed above.

       o The ability of Foamex L.P. to implement selling price increases in the event of higher raw material costs, which comprise a significant percentage of the cost of many of Foamex L.P.'s products.

LIQUIDITY AND CAPITAL RESOURCES

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. During 2002, cash provided by operating activity will be limited by the cash requirements resulting from the Operational Reorganization Plan and related restructuring charge recorded in the fourth quarter of 2001. Foamex L.P. believes that cash flow from operating activities, cash on hand and periodic borrowings under its Amended Credit Facility will be adequate to meet its liquidity requirements. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements; therefore, Foamex International is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Cash and cash equivalents totaled $15.1 million at the end of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of 2001 was $63.6 million and the current ratio was 1.3 to 1 compared to working capital at the end of 2000 of $105.8 million and a current ratio of 1.6 to 1. The decrease in working capital is primarily due to a $45.9 million increase in accounts payable, partially attributable to certain vendor payment terms that were lengthened in 2001.

       Total debt at the end of 2001 was $666.3 million, down $45.6 million from year-end 2000. As of December 31, 2001, there were $125.0 million of revolving credit borrowings, at a weighted average interest rate of 6.2%, under the Foamex L.P. credit facility with $19.3 million available for additional borrowings and $20.7 million of letters of credit outstanding. Foamex Canada did not have any outstanding borrowings as of December 31, 2001 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.0 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at December 31, 2001, with unused availability of $14.8 million.

       Cash Flow from Operating Activities

       Cash provided by operating activities in 2001 was $108.7 million compared to $52.9 million in 2000. The increase primarily reflected an increase in accounts payable that contributed $45.9 million of the improvement. Also contributing to the 2001 increase was a $15.2 million reduction in inventories. As discussed above, results in 2001 included significant restructuring charges. Included in the restructuring charge were non-cash items for asset impairment and at year-end 2001 there was a net increase in the accrued restructuring liability of $15.5 million

       Cash Flow from Investing Activities

       Cash used for investing activities totaled $38.1 million for 2001. Cash requirements included capital expenditures of $22.5 million and $17.6 million for an acquisition, see Note 3 to the consolidated financial statements. In 2000, cash flow used for investing activities totaled $23.7 million, which included $23.6 million of capital expenditures, partially offset by $3.6 million of proceeds from the sale of assets. The estimate of capital expenditures for 2002 is approximately $24.0 million.

       Cash Flow from Financing Activities

       Cash used in financing activities was $60.4 million for 2001 compared to cash used of $30.9 million in 2000. The increase reflected higher net debt payments compared to 2000, a decrease in cash overdrafts, debt issuance costs and other financing activity. During the first half of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility.

       Financial Condition

       Foamex L.P. anticipates that it will continue to comply with the quarterly financial covenants contained in its Amended Credit Facility and its debt agreements. Management's current business plans anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for 2002 and prospectively.

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

Foamex L.P. Credit Facility

       At December 31, 2001, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks, which provides for a revolving credit facility commitment of $165.0 million and three term loans (Term loans B, C and D) with an outstanding balance totaling $245.6 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International.

       Amended Credit Facility

       The Amended Credit Facility consists of (1) the new revolving credit facility, which is a non-amortizing revolving credit facility of up to $100.0 million provided by a new syndicate of lenders (the "New Revolving Credit Facility"), which will provide working capital for Foamex L.P. and its subsidiary guarantors and funding for other general corporate purposes, (2) the various term loan facilities under the existing credit agreement, (3) a new Term E Loan in the amount of $31.6 million, the proceeds of which were borrowed at closing and used to repay in full the obligations outstanding under the note payable to Foam Funding LLC, and (4) a new Term F Loan in an amount of $25.0 million, the proceeds of which were borrowed at closing and used to repay indebtedness outstanding under the existing revolving credit facility. The remaining obligations outstanding under the existing revolving credit facility were repaid with a portion of the proceeds from the issuance of Senior Secured Notes as described below.

       The commitments under the New Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit).

       We used a portion of the net proceeds from the Senior Secured Notes to repay the existing term loans, the Term E Loan and the Term F Loan as described below. After this repayment, the term loan facilities under the Amended Credit Facility will consist of a $39.3 million Term B Loan, a $35.7 million Term C Loan, a $51.7 million Term D Loan, a $16.3 million Term E Loan and a $19.3 million Term F Loan (together with the Term B Loan, the Term C Loan, the Term D Loan and the Term E Loan, the "Term Loans").

       Loans made under the New Revolving Credit Facility will mature and the commitments under them will terminate on June 30, 2005. The Term B Loan, the Term E Loan and the Term F Loan will mature on June 30, 2005, the Term C Loan will mature on June 30, 2006 and the Term D Loan will mature on December 29, 2006.

       Each of the Term Loans will be subject to amortization on a quarterly basis; however, after giving effect to the prepayments of the Term Loans as described above, quarterly amortization payments will commence for the Term B Loan, the Term E Loan and the Term F Loan in 2004, for the Term C Loan in 2005 and for the Term D Loan in 2006.

       Net proceeds from the Senior Secured Notes were applied as follows: (1) $91.5 million was used to repay indebtedness outstanding under the existing revolving credit facility; (2) $91.5 million was used to repay the Existing Term Loans and the Term E Loan on a pro rata basis, which in the case of the Existing Term Loans, were applied to outstanding installments thereof in the order of their earliest maturities; (3) $48.5 million was used to repay the Term Loans on a pro rata basis and applied to outstanding installments thereof in the order of their earliest maturities and (4) the remaining $48.5 million will be used to repurchase or redeem the senior subordinated notes, but to the extent such proceeds are not used for this purpose by September 20, 2002, the proceeds are required to be used to repay the Term Loans on a pro rata basis and apply the prepayments to the outstanding installments in the order of their earliest maturities.

       Foamex L.P. is required to make mandatory prepayments of loans under the Amended Credit Facility with: (1) the net cash proceeds received from sales of assets by Foamex L.P. or certain of its subsidiaries, (2) the net cash proceeds received from certain issuances by Foamex L.P., or any of its subsidiaries of indebtedness for borrowed money or equity interests and (3) 75% of excess cash flow in any fiscal year, such percentage to be reduced to 50% if the ratio of outstanding obligations under the Amended Credit Facility to EBDAIT for such fiscal year is reduced to specified levels, subject, in each case, to certain limited exceptions.

       Foamex L.P. is permitted to make voluntary prepayments and/or permanently reduce the commitments under the New Revolving Credit Facility in whole or in part, without premium or penalty, subject to reimbursement of the lenders' redeployment costs in the case of prepayment of LIBO rate borrowings, other than at the end of any interest period. All voluntary prepayments of Term Loans will be applied to such tranches of Term Loans as Foamex L.P. may select.

       Foamex International, FMXI and each of Foamex L.P.'s domestic subsidiaries will continue to guarantee the repayment of the obligations under the Amended Credit Facility. The Amended Credit Facility will be secured by a first-priority lien (subject to permitted liens) on substantially the same collateral that secures the obligations under the existing credit facility, which includes substantially all of our material tangible and intangible assets. In addition, all of the partnership interests, all of the capital stock or other equity interests of our domestic subsidiaries (including Foamex Carpet) and 65% of the capital stock or other equity interests of our first-tier foreign subsidiaries will be pledged as part of the security for the obligations under the Amended Credit Facility.

       Borrowings under the Amended Credit Facility will bear interest at a floating rate based upon (and including a spread over), at our option, (1) the higher of (a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or
(2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. Foamex L.P. will pay administration fees, commitment fees, letter of credit fees and certain expenses and to provide certain indemnities, all of which we believe are customary for financings of this type.

       The Amended Credit Facility contains affirmative and negative covenants that, subject to certain exceptions, are substantially similar to those contained in the existing credit facility. The Amended Credit Facility also will includes the following financial covenants, as defined therein: (1) a minimum EBDAIT test for the year ended December 31, 2001; (2) a minimum net worth test;
(3) a minimum ratio of EBDAIT to cash interest expense; (4) a minimum ratio of EBDAIT to fixed charges; and (5) a maximum ratio of funded debt to EBDAIT. These covenants will be substantially the same as those contained in the existing credit facility with appropriate changes to take into account the issuance of the Senior Secured Notes and the contribution of Foamex Carpet to Foamex L.P. Foamex L.P. was in compliance with the revised covenants at December 31, 2001 to the extent they were applicable. The Amended Credit Facility also requires the refinancing of the 13 1/2% senior subordinated notes on or prior to March 1, 2005.

       The Amended Credit Facility contains events of default that, subject to certain exceptions, are substantially similar to those contained in the existing credit facility, including, but not limited to, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, inaccuracy of representations and warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, ERISA, material judgments and change of control. The events of default are subject to grace periods and materiality qualifications.

Foamex Carpet Credit Facility

       At December 31, 2001, Foamex Carpet had a revolving credit facility (the "Foamex Carpet Credit Facility"), which provided a commitment of $15.0 million through February 2004. There were no borrowings outstanding under the credit facility at December 31, 2001 and available borrowings totaled $14.8 million with $0.2 million of letters of credit outstanding. The Foamex Carpet Credit Facility was terminated on March 25, 2002 in connection with the 2002 Refinancing.

Contractual Obligations and Commercial Commitments

       At December 31, 2001, Foamex L.P. had obligations to repay a total of $660.1 million of principal of long-term debt borrowed under a number of arrangements with lenders. The amortization schedule for Foamex L.P.'s long-term debt payments is included in Note 7 to the consolidated financial statements. On March 25, 2002, Foamex L.P. issued $300.0 million of Senior Secured Notes due on April 1, 2009. A total of $231.5 million of the proceeds from the Senior Secured Notes was used to repay debt that would have matured in 2002, 2003 and 2004. At December 31, 2001, Foamex L.P. had outstanding letters of credit aggregating $20.9 million.

       Foamex L.P. also has commitments for operating leases discussed in Note 14 to the consolidated financial statements that require minimum payments totaling $51.3 million, with $44.5 million due through December 31, 2006 and the balance in later years. Foamex L.P. does not have any other significant contractual obligations or commercial commitments.

OTHER

Foamex International and Change in Control Developments

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of Foamex International's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

       Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's ownership percentage of common stock to 23.6% at February 15, 2002.

Environmental Health and Safety

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2001, we had accruals of approximately $3.0 million for environmental matters.

       The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPF(SM) and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, we are in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. Foamex L.P. does not believe that this standard, if adopted, will require us to make material expenditures.

       Foamex L.P. has reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. As of December 31, 2001, we had accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

       We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

       The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, our liability is not considered to be significant.

       In 2002, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $2.0 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Inflation, Raw Material Costs and Other Matters

       On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, we believe we have the flexibility in operations and capital structure to maintain a competitive position. The prices of the two principal chemicals used, TDI and polyol, are influenced by demand, manufacturing capacity and oil prices. Results for 2000 were negatively impacted by higher transportation costs related to oil price increases and higher costs for raw materials. In 2001, the beginning of the economic slowdown resulted in excess manufacturing capacity for the major chemical suppliers. This, coupled with declining oil prices, resulted in lower costs for raw materials in 2001. Some of our TDI and polyol suppliers have informed Foamex L.P. that they will seek to raise prices in the first six months of 2002. We attempt to offset raw material cost increases through selling price increases; however, there can be no assurance that we will be successful in implementing selling price increases or that competitive pricing pressure will not require us to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or our inability to implement, selling price increases to offset raw material cost increases.

Related Party Transactions

         Foamex L.P. has had a number of related party transactions in the past, primarily with affiliates of Trace. Such related party transactions and current balances are discussed in Note 13 to the consolidated financial statements included in this report on Form 10-K

Accounting Changes

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

       During the third quarter of 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement is effective for all business combinations, including the acquisition discussed in Note 3, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3 to the consolidated financial statements, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Foamex L.P. continues to evaluate SFAS No. 142 and has not yet determined the complete impact, however Foamex L.P. expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $6.0 million.

       Also during the third quarter of 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. In late 2001, Statement of Financial Accounting

Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. Foamex L.P. has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 31, 2001, indebtedness with variable interest rates totaled $410.5 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.1 million. As discussed in Item 7, Foamex L.P. completed a refinancing on March 25, 2002. The impact of the refinancing will be to significantly reduce the amount of Foamex L.P.'s debt subject to variable interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       An index to the financial statements and financial statement schedules is included in Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       Foamex L.P. changed its accountants during 2001. Detailed information required by this item was included in the Current Reports on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on June 29, July 6, July 17 and July 19, 2001.

PART III

       The information required by this Part III (Items 10, 11, 12 and 13) is not applicable since Foamex L.P. is a wholly-owned subsidiary of Foamex International.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial statements.

       Foamex L.P.  and Subsidiaries
         Independent Auditors' Report                                                                           F-2
         Reports of Independent Accountants                                                                     F-3
         Consolidated Balance Sheets as of December 31, 2001 and 2000                                           F-5
         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999             F-7
         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999             F-8
         Consolidated Statements of Partners' Deficiency for the years ended December 31,
           2001, 2000 and 1999                                                                                  F-9
         Notes to Consolidated Financial Statements                                                            F-10

       Foamex Capital Corporation
         Independent Auditors' Report                                                                          F-36
         Report of Independent Accountants                                                                     F-37
         Balance Sheets as of December 31, 2001 and 2000                                                       F-38
         Notes to Balance Sheets                                                                               F-39

       Foamex L.P. and Subsidiaries Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts                                                        S-2

(b)    Reports on Form 8-K.

          A report dated December 26, 2001, was filed for Item 5. - Other Events, concerning a press release announcing the implementation of a comprehensive profit enhancement program and related charge against earnings in the fourth quarter of 2001.

(c)      Exhibits.

2.1(x)        -  Transfer Agreement, dated as of February 27, 1998, by and between Foam Funding LLC and Foamex L.P.
2.2(x)        -  Asset Purchase Agreement, dated as of February 27, 1998, by and among Foamex Carpet Cushion, Inc. ("Foamex Carpet"), Foamex
                 International Inc. ("Foamex International"), Foam Funding LLC
                 and General Felt Industries, Inc. ("General Felt").
3.1(a)        -  Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)      -  Fourth Amended and Restated Agreement of Limited Partnership of
                 Foamex L.P., dated as of December 14, 1993, by and among FMXI,
                 Inc. ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"), as
                 general partners, and Foamex International, as a limited
                 partner (the "Partnership Agreement").
3.2.2(b)      -  First Amendment to the Partnership Agreement, dated June 28,
                 1994.
3.2.3(c)      -  Second Amendment to the Partnership Agreement, dated June 12,
                 1997.
3.2.4(v)      -  Third Amendment to the Partnership Agreement, dated December
                 23, 1997.
3.2.5(x)      -  Fourth Amendment to the Partnership Agreement, dated February
                 27, 1998.
3.3(y)        -  Certificate of Incorporation of FMXI.
3.4(y)        -  By-laws of FMXI.
3.5(k)        -  Certificate of Incorporation of Foamex Capital Corporation
                 ("FCC").
3.6(k)        -  By-laws of FCC.
3.7.1(a)      -  Certificate of Incorporation of Foamex International.
3.7.1(dd)     -  Amendment to Certificate of Incorporation of Foamex
                 International.
3.7.2(cc)     -  Certificate of Incorporation of Foamex Carpet Cushion, Inc.
                 ("Foamex Carpet")
3.8(a)        -  By-laws of Foamex International.
3.8.1(cc)     -  By-laws of Foamex Carpet.
4.1.2(v)      -  First Supplemental Indenture, dated as of December 23, 1997, between Foamex LLC ("FLLC") and The Bank of New York, as
                 trustee, relating to the 9 7/8% Notes.
4.1.3(x)      -  Second Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, Foamex Fibers, Inc. ("Foamex Fibers"), and FLLC,
                 as withdrawing guarantors, and The Bank of New York, as
                 trustee, relating to the 9 7/8% Notes.
4.1.4(d)      -  Registration Rights Agreement, dated as of June 12, 1997, by and among Foamex L.P., FCC, General Felt, Foamex Fibers, and all future direct or indirect domestic subsidiaries of Foamex
                 L.P. or FCC, and Donaldson, Lufkin & Jenrette Securities
                 Corporation, Salomon Brothers Inc. and Scotia Capital Markets,
                 as Initial Purchasers.
4.2.1(v)      -  Indenture, dated as of December 23, 1997, by and among Foamex
                 L.P., FCC, the Subsidiary Guarantors, Crain Holdings Corp., as
                 Intermediate Obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior
                 Subordinated Notes due 2005 (the "13 1/2% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)      -  First Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, Foamex Fibers and FLLC, as withdrawing
                 guarantors, Crain Industries, Inc., as withdrawing Intermediate
                 Obligor, and The Bank of New York, as trustee, relating to the
                 13 1/2% Notes.
4.4.2(x)      -  Second Amended and Restated Foamex International Guaranty,
                 dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)      -  Amended and Restated Partnership Guaranty, dated as of February
                 27, 1998, made by FMXI in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.4(p)      -  Foamex Guaranty, dated as of June 12, 1997, made by Foamex L.P.
                 in favor of Citicorp USA, Inc., as Collateral Agent.

4.4.5(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Latin America, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.6(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.7(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.9(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.10(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.12(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.13(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.14(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.15(pp)    -  Amended and Restated Foamex Security Agreement, dated as of
                 July 18, 2001, made by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.16(pp)    -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Latin America, Inc. in favor of
                 Citicorp USA, Inc., as Collateral Agent.
4.4.17(pp)    -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Mexico, Inc. in favor of Citicorp
                 USA, Inc., as Collateral Agent.
4.4.18(pp)    -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Mexico II, Inc. in favor of
                 Citicorp USA, Inc., as Collateral Agent.
4.4.19(pp)    -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Asia, Inc. in favor of Citicorp
                 USA, Inc., as Collateral Agent.
4.4.20(pp)    -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by FCC in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.21(r)     -  Foamex Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex L.P. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.22(w)     -  First Amendment to Foamex Pledge Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.23(w)     -  First Amendment to Foamex Security Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.24(w)     -  First Amendment to Foamex Patent Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.25(w)     -  First Amendment to Trademark Security Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.26(w)     -  Acknowledgment of Guaranty by each of the guarantors to a
                 Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)     -  First Amendment to Pledge Agreement, dated as of December 23,
                 1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)     -  Crain Industries, Inc. ("Crain") Guaranty, dated as of December
                 23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)     -  Partnership Pledge Agreement, dated as of February 27, 1998, made by Foamex International and FMXI in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.30(bb)    -  Amendment No. 1 to Second Amended and Restated Foamex
                 International Guaranty, dated March 11, 1999.
4.4.31(bb)    -  Amendment No. 1 to Foamex International Guaranty, dated March
                 12, 1999.

4.4.32(dd)    -  Foamex Patent Agreement, dated as of June 12, 1997, by Foamex
                 L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.33(dd)    -  Trademark Security Agreement, dated as of June 12, 1997, by
                 Foamex L.P. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.34(ee)    -  Amended and Restated Foamex Pledge Agreement, dated as of June
                 30, 1999 made by Foamex L.P. in favor of Citicorp U.S.A. Inc.
                 as Collateral Agent.
4.4.35(ee)    -  Amended and Restated Partnership Pledge Agreement, dated as of
                 June 30, 1999 by FMXI, Inc. and Foamex International Inc. in
                 favor of Citicorp USA Inc. as FII Intercreditor Collateral
                 Agent.
4.5 (nn)      -  Commitment Letter and attachment, dated August 8, 2001, from the Bank of Nova Scotia to Foamex Canada Inc. 4.9.1(p) -
                 Promissory Note, dated June 12, 1997, in the aggregate
                 principal amount of $5,000,000, executed by Trace Holdings to
                 Foamex L.P.
4.9.2(p)      -  Promissory Note, dated June 12, 1997, in the aggregate
                 principal amount of $4,794,828, executed by Trace Holdings to
                 Foamex L.P.
4.10.1(x)     -  Credit Agreement, dated as of February 27, 1998, by and among
                 Foamex Carpet, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova
                 Scotia, as administrative agents.
4.10.2(x)     -  Foamex International Guaranty, dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.10.3(x)     -  Foamex International Pledge Agreement, dated as of February 27,
                 1998, made by Foamex International in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.10.4(x)     -  New GFI Security Agreement, dated as of February 27, 1998, made by Foamex Carpet in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.10.5(x)     -  New GFI Intercreditor Agreement, dated as of February 27, 1998, by and among Foamex Carpet, The Bank of Nova Scotia, as
                 Administrative Agent, and Citicorp USA, Inc., as Administrative
                 Agent and Collateral Agent.
4.10.6(x)     -  FII Intercreditor Agreement, dated as of February 27, 1998, by and between Foamex International and Citicorp USA, Inc., as
                 Collateral Agent.
4.10.9(dd)    -  Amendment No. 1 to Foamex Carpet Credit Agreement, dated
                 October 30, 1998.
4.10.10(bb)   -  Amendment No. 2 to Foamex Carpet Credit Agreement, dated March
                 12, 1999.
4.10.11(ee)   -  Foamex L.P. Credit Agreement, dated June 12, 1997, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the
                 institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as
                 Administrative Agents.
4.10.12(ee)   -  Amendment No. 3 to Foamex Carpet Credit Agreement, dated June
                 30, 1999.
4.10.13(ee)   -  Foamex International Pledge Agreement, dated June 30, 1999, made by Foamex International in favor of Citicorp U.S.A. Inc.
                 as FII Intercreditor Collateral Agent.
4.10.14(ff)   -  Amendment No. 1 to the Foamex L.P. Credit Agreement, dated
                 December 23, 1999, as amended and restated as of February 27,
                 1998 as further amended and restated as of June 29, 1999 among
                 Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of
                 Nova Scotia as Administrative Agents.
4.10.15(gg)   -  Amendment No. 2 to the Foamex L.P. Credit Agreement, dated
                 February 16, 2000, as amended and restated as of February 27,
                 1998 as further amended and restated as of June 29, 1999 among
                 Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of
                 Nova Scotia as Administrative Agents.
4.10.16(pp)   -  Amendment No. 3 to Foamex Credit Agreement, dated as of July
                 18, 2001.
4.10.17(pp)   -  Amendment No. 4 to Foamex Credit Agreement, date as of December
                 21, 2001.
4.10.18(gg)   -  Amendment No. 4 to Foamex Carpet Cushion Agreement, dated
                 February 18, 2000.
4.10.19(ll)   -  Amendment No. 5 to Foamex Carpet Cushion Agreement, dated March
                 30, 2001.
4.10.20(pp)   -  Amendment No. 6 to Foamex Carpet Cushion Agreement, dated as of
                 December 21, 2001.

4.11.1(x)     -  Promissory Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)     -  Promissory Note of Foamex Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27,
                 1998.
4.12.2(bb)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated March 15, 1999.
4.12.3(ee)    -  Amendment to Promissory Note of Foamex L.P. in favor of Foam
                 Funding LLC dated as of June 30, 1999.
4.12.4(ee)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated as of June 30, 1999.
4.12.5(gg)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated as of February 18, 2000.
4.12.6(ll)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated as of March 30, 2001.
4.12.7(pp)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC, dated as of December 21, 2001.
4.13(dd)      -  Waiver, dated as of April 15, 1999 to the Credit Agreement, dated as of February 27, 1998, among Foamex Carpet, the
                 institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citicorp USA, Inc. and The Bank
                 of Nova Scotia as Administrative Agents.
4.13.1(ff)    -  Waiver, dated as of April 15, 1999 to the Promissory Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam
                 Funding LLC.
4.13.2(ff)    -  Waiver, dated as of May 6, 1999 to the Promissory Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam
                 Funding LLC.
4.14(hh)      -  Letter Agreement, dated as of July 31, 2000, between Foamex
                 International and The Bank of Nova Scotia.
4.14.1(jj)    -  Certificate of Designations of Series B Preferred Stock of
                 Foamex International.
10.2(h)       -  Reimbursement Agreement, dated as of March 23, 1993, between
                 Trace Holdings and General Felt.
10.3(h)       -  Shareholder Agreement, dated December 31, 1992, among Recticel,
                 s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P.,
                 Beamech Group Limited, LME-Beamech, Inc., James Brian
                 Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement.
10.4.1(k)     -  Asset Transfer Agreement, dated as of October 2, 1990, between
                 Trace Holdings and Foamex L.P. (the "Trace Holdings Asset
                 Transfer Agreement").
10.4.2(k)     -  First Amendment, dated as of December 19, 1991, to the Trace
                 Holdings Asset Transfer Agreement. 10.4.3(k) - Amended and
                 Restated Guaranty, dated as of December 19, 1991, made by Trace
                 Foam in favor of Foamex L.P. 10.5.1(k) - Asset Transfer
                 Agreement, dated as of October 2, 1990, between Recticel Foam
                 Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer
                 Agreement").
10.5.2(k)     -  First Amendment, dated as of December 19, 1991, to the RFC
                 Asset Transfer Agreement.
10.5.3(k)     -  Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                 Protocol").
10.5.4(h)     -  The 5.03 Protocol Assumption Agreement, dated as of October 13,
                 1992, between RFC and Foamex L.P.
10.5.5(h)     -  Letter Agreement between Trace Holdings and Recticel regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)       -  Supply Agreement, dated June 28, 1994, between Foamex L.P. and
                 Foamex International.
10.7.1(l)     -  First Amended and Restated Tax Sharing Agreement, dated as of
                 December 14, 1993, among Foamex L.P., Trace Foam, FMXI and
                 Foamex International.
10.7.2(d)     -  First Amendment to First Amended and Restated Tax Sharing
                 Agreement, dated as of June 12, 1997, by and among Foamex L.P.,
                 Foamex International, FMXI and Trace Foam.
10.7.3(w)     -  Second Amendment to First Amended and Restated Tax Sharing
                 Agreement, dated as of December 23, 1997, by and among Foamex
                 L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y)     -  Third Amendment to First Amended and Restated Tax Sharing
                 Agreement, dated as of February 27, 1998, by and between Foamex
                 L.P., Foamex International and FMXI.

10.8.1(m)     -  Tax Distribution Advance Agreement, dated as of December 11,
                 1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d)     -  Amendment No. 1 to Tax Distribution Advance Agreement, dated as of June 12, 1997, by and between Foamex L.P. and Foamex
                 International.
10.10.1(k)    -  Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.3(k)    -  Equity Growth Participation Program.
10.10.4(o)    -  The Foamex L.P. Salaried Pension Plan (formerly, "The General
                 Felt Industries, Inc. Retirement Plan for Salaried Employees"),
                 effective as of January 1, 1995.
10.10.5(u)    -  The Foamex L.P. Hourly Pension Plan (formerly "The Foamex
                 Products Inc. Hourly Employee Retirement Plan"), as amended
                 December 31, 1995.
10.10.6(u)    -  Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.7(ii)   -  Foamex International's Amended and Restated 1993 Stock Option
                 Plan.
10.10.8(a)    -  Foamex International's Non-Employee Director Compensation Plan.

10.10.9(oo)   -  Foamex International Inc. Equity Incentive Plan for
                 Non-Employee Directors.
10.10.10 (oo) -  Foamex International Key Employee Incentive Bonus Plan.
10.10.11 (mm) -  Agreement with Consultant, dated April 24, 2001 by and between
                 Robert J. Hay and Foamex L.P.
10.10.12 (pp) -  Foamex Supplemental Executive Retirement Plan, effective as of
                 May 15, 2001.
10.10.13 (pp) -  Split Dollar Life Insurance Agreement Between Foamex
                 International Inc. and Marshall S. Cogan, dated as of December
                 31, 2001.
10.11.1(kk)   -  Employment Agreement, dated as of January 1, 1999, by and between Foamex International and Marshall S. Cogan.
10.11.2(dd)   -  Employment Agreement, dated as of March 16, 1999, by and between Foamex International and John G. Johnson, Jr.
10.11.3(kk)   -  Employment Agreement, amended effective as of January 29, 2001, by and between Foamex International and John Televantos.
10.11.4(ll)   -  Termination and Release Agreement dated as of January 30, 2001 by and between Foamex International and Jack G. Johnson.
10.11.5(pp)   -  Termination and Release Agreement dated as of December 6, 2001, by and between the Foamex International and John Televantos.
10.11.6(pp)   -  Employment Offer Letter, dated August 4, 2001, by and between
                 Foamex International and Thomas E. Chorman.
10.11.7(pp)   -  Employment Offer Letter, dated December 5, 2001, by and between
                 Foamex International and Peter W. Johnson.
10.11.8(pp)   -  First Amendment to Employment Agreement, dated as of December
                 31, 2001, by and between Foamex International Inc. and Marshall
                 S. Cogan.
10.14(o)      -  Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the
                 stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)    -  Asset Purchase Agreement, dated as of August 29, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie
                 Group.
10.15.2(s)    -  Addendum to Asset Purchase Agreement, dated as of October 1,
                 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and
                 The Dixie Group.
10.16.1(x)    -  Supply Agreement, dated as of February 27, 1998, by and between
                 Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)    -  Administrative Services Agreement, dated as of February 27,
                 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(y)      -  Tax Sharing Agreement, dated as of February 27, 1998, between
                 Foamex International and Foamex Carpet.
10.18.1(pp)   -  Joint Venture Agreement between Hua Kee Company Limited and
                 Foamex Asia, Inc., amended and restated as of December 6, 2001.
10.18.2(w)    -  Loan Agreement between Hua Kee Company Limited and Foamex Asia,
                 Inc., dated as of July 8, 1997.
21            -  Subsidiaries of registrant.

----------------------------

(a) Incorporated herein by reference to the Exhibit to Foamex L.P.'s Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended January 1, 1995.

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

(h) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K Statement of Foamex L.P. and FCC for fiscal 1992.


(i) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal 1994.

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

(o) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex International on Form S-4, Registration No. 333-30291.

(q) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for the fiscal year ended December 31, 1995.

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

(y) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 28, 1997.

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

(dd) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 1998.

(ee) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 30, 1999.

(ff) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 1999.

(gg) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 31, 2000.


(hh) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on July 31, 2000.

(ii) Incorporated herein by reference to the Exhibit to Foamex International's definitive proxy statement dated May 31, 2000.

(jj) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on November 2, 2000.

(kk) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for year ended December 31, 2000.

(ll) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 31, 2001.

(mm) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001.

(nn) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 30, 2001.

(oo) Incorporated herein by reference to the Appendix to the definitive amended and restated proxy statement, dated July 12, 2001, of Foamex International.

(pp) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for year ended December 31, 2001.

       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March 2002.

                                       FOAMEX L.P.
                                       By: FMXI, Inc.
                                           General Partner


                                       By: /s/ Michael D. Carlini
                                           --------------------------------
                                       Name:  Michael D. Carlini
                                       Title: Senior Vice President


                                       FOAMEX CAPITAL CORPORATION


                                       By: /s/ Michael D. Carlini
                                           --------------------------------
                                       Name:  Michael D. Carlini
                                       Title: Senior Vice President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and as of the dates indicated:

Signature                        Title                          Date


/s/ Marshall S. Cogan            Director of FMXI and FCC       March 29, 2002
---------------------------
     Marshall S. Cogan



/s/ George L. Karpinski          Director of FMXI and FCC       March 29, 2002
--------------------------
     George L. Karpinski

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements of Registrants

  Foamex L.P.
    Independent  Auditors' Report                                                                        F-2
    Reports of Independent Accountants                                                                   F-3
    Consolidated Balance Sheets as of December 31, 2001 and 2000                                         F-5
    Consolidated  Statements of Operations  for the years ended  December
         31, 2001, 2000 and 1999                                                                         F-7
    Consolidated Statements of Cash Flows for the years ended December 31, 2001,
         2000 and 1999                                                                                   F-8
    Consolidated Statements of Partners' Deficiency for the years ended December 31, 2001,
         2000 and 1999                                                                                   F-9
    Notes to Consolidated Financial Statements                                                          F-10

  Foamex Capital Corporation
    Independent Auditors' Report                                                                        F-36
    Report of Independent Accountants                                                                   F-37
    Balance Sheets as of December 31, 2000 and 1999                                                     F-38
    Notes to Balance Sheets                                                                             F-39

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Foamex L.P.
Linwood, Pennsylvania

We have audited the accompanying consolidated balance sheet of Foamex L.P. and subsidiaries (the "Company"), an indirect wholly-owned subsidiary of Foamex International Inc. as of December 31, 2001, and the related consolidated statements of operations, cash flows and partners' deficiency for the year then ended. Our audit also included the consolidated financial statement schedule as of and for the year ended December 31, 2001 listed in the Index at Item 14a. The consolidated financial statements and financial statement schedule give retroactive effect to the common control merger of Foamex L.P. and subsidiaries and Foamex Carpet Cushion, Inc., which has been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2001 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The 2000 and 1999 financial statements were audited by other auditors. We audited the adjustments described in Note 1 that were applied to restate such financial statements to give retroactive effect to the common control merger of Foamex L.P. and subsidiaries and Foamex Carpet Cushion, Inc. In our opinion, such adjustments are appropriate and have been properly applied.



/s/ DELOITTE & TOUCHE LLP

March 25, 2002
Parsippany, New Jersey

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Foamex L.P.:

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, partners' deficiency and cash flows for each of the two years in the period ended December 31, 2000 of Foamex L.P. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of Foamex L.P. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, ( before giving effect to the adjustments to give retroactive effect to the contribution of Foamex Carpet Cushion, Inc., described in Note 1) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Foamex L.P. and its subsidiaries (not presented separately herein) as of and for each of the two years ended December 31, 2000 (before giving effect to the adjustments to give retroactive effect to the contribution of Foamex Carpet Cushion, Inc., described in Note 1) when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, during the year ending December 31, 2001, Foamex L.P.'s financial debt covenants, with which Foamex L.P. must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 7.




/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Foamex Carpet Cushion, Inc.:


In our opinion, the balance sheet as of December 31, 2000 and the related statements of operations, stockholder's equity and cash flows for each of the two years in the period ended December 31, 2000 of Foamex Carpet Cushion, Inc. (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of Foamex Carpet Cushion, Inc. at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements Foamex Carpet Cushion, Inc.'s financial debt covenants, with which Foamex Carpet Cushion, Inc. must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 5.





/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 30, 2001

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,      December 31,
                                                                             2001              2000
                                                                          ---------         ---------
ASSETS                                                                            (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                             $  15,059         $   4,873
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $10,940 in 2001 and $9,926 in 2000          173,461           170,590
    Inventories                                                              89,430           100,334
    Other current assets                                                     32,685            19,551
                                                                          ---------         ---------

            Total current assets                                            310,635           295,348
                                                                          ---------         ---------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                7,512             6,805
    Buildings and leasehold improvements                                    116,232           100,169
    Machinery, equipment and furnishings                                    275,261           268,353
    Construction in progress                                                  8,199            21,964
                                                                          ---------         ---------

            Total                                                           407,204           397,291

    Less accumulated depreciation and amortization                         (206,407)         (184,760)
                                                                          ---------         ---------

       Property, plant and equipment, net                                   200,797           212,531

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
accumulated amortization of $35,136 in 2001 and
$29,317 in 2000                                                             209,503           210,484

DEBT ISSUANCE COSTS, net of
accumulated amortization of $14,643 in 2001 and
$10,675 in 2000                                                              13,690            15,082

OTHER ASSETS                                                                 33,025            20,139
                                                                          ---------         ---------

TOTAL ASSETS                                                              $ 767,650         $ 753,584
                                                                          =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,       December 31,
                                                                2001              2000
                                                             ---------         ---------
LIABILITIES AND PARTNERS' DEFICIENCY                                 (thousands)
CURRENT LIABILITIES
    Current portion of long-term debt                        $   4,023         $   8,356
    Current portion of long-term debt - related party           14,040            15,795
    Accounts payable                                           128,756            82,889
    Accrued employee compensation and benefits                  25,858            21,853
    Accrued interest                                             8,946             9,198
    Accrued restructuring                                       12,392             4,766
    Accrued customer rebates                                    21,869            23,839
    Cash overdrafts                                              4,073             6,885
    Other accrued liabilities                                   25,405            14,470
    Deferred income taxes                                        1,632             1,511
                                                             ---------         ---------

      Total current liabilities                                246,994           189,562

LONG-TERM DEBT                                                 630,682           656,168

LONG-TERM DEBT - RELATED PARTY                                  17,550            31,590

ACCRUED EMPLOYEE BENEFITS                                       25,944            18,824

DEFERRED INCOME TAXES                                            1,542               903

ACCRUED RESTRUCTURING                                           12,604             4,681

OTHER LIABILITIES                                               10,462            10,359
                                                             ---------         ---------

    Total liabilities                                          945,778           912,087
                                                             ---------         ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
    General partner                                           (130,095)         (119,831)
    Limited partner                                                  -                 -
    Accumulated other comprehensive loss                       (36,322)          (24,461)
    Notes and advances receivable from partner                  (2,490)           (4,990)
    Notes receivable from related party                         (9,221)           (9,221)
                                                             ---------         ---------
      Total partners' deficiency                              (178,128)         (158,503)
                                                             ---------         ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                   $ 767,650         $ 753,584
                                                             =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Years Ended December 31,
                                                        2001               2000                 1999
                                                    -----------         -----------         -----------
                                                                        (thousands)
NET SALES                                           $ 1,252,904         $ 1,257,778         $ 1,294,639

COST OF GOODS SOLD                                    1,072,823           1,085,753           1,114,331
                                                    -----------         -----------         -----------

GROSS PROFIT                                            180,081             172,025             180,308

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                             79,286              68,374              74,976

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES              36,068               6,268              10,491
                                                    -----------         -----------         -----------

INCOME FROM OPERATIONS                                   64,727              97,383              94,841

INTEREST AND DEBT ISSUANCE EXPENSE                       63,237              75,229              72,725

INCOME FROM EQUITY INTEREST IN JOINT VENTURE              1,645               1,652                 512

OTHER EXPENSE, NET                                       (1,853)             (1,550)               (661)
                                                    -----------         -----------         -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  1,282              22,256              21,967

PROVISION FOR INCOME TAXES                                3,543               2,653               1,906
                                                    -----------         -----------         -----------

NET INCOME (LOSS)                                   $    (2,261)        $    19,603         $    20,061
                                                    ===========         ===========         ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                                      2001              2000              1999
                                                                   ---------         ---------         ---------
OPERATING ACTIVITIES                                                              (thousands)
   Net income (loss)                                               $  (2,261)        $  19,603         $  20,061
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                    34,028            36,628            35,464
     Amortization of debt issuance costs, debt premium
        and debt discount                                              1,288             1,335             1,315
     Asset impairment and other charges                               13,811             2,621               314
     Loss on disposition of assets                                       963             1,654             1,156
     Provision for uncollectible accounts                              5,479             2,838             2,758
     Retirement benefit funding (greater) less than expense           (1,752)           (7,198)            1,865
     Deferred income taxes                                             1,068              (425)              235
     Other, net                                                            2               344               205
   Changes in operating assets and liabilities:
     Accounts receivable                                              (9,578)           (6,857)           15,223
     Inventories                                                      15,177            (2,452)           38,776
     Accounts payable                                                 45,867               252           (63,522)
     Accrued restructuring                                            15,549            (3,352)              849
     Other assets and liabilities                                    (10,937)            7,873            13,889
                                                                   ---------         ---------         ---------

        Net cash provided by operating activities                    108,704            52,864            68,588
                                                                   ---------         ---------         ---------

INVESTING ACTIVITIES
   Capital expenditures                                              (22,482)          (23,593)          (20,080)
   Proceeds from sale of assets                                          600             3,570             1,510
   Repayment of note from Foamex International                         2,500                 -             2,490
   Acquisitions                                                      (17,559)                -                 -
   Increase in revolving loan with Foamex International                    -            (1,814)             (676)
   Other investing activities                                         (1,130)           (1,850)              249
                                                                   ---------         ---------         ---------

        Net cash used in investing activities                        (38,071)          (23,687)          (16,507)
                                                                   ---------         ---------         ---------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                     -            (1,627)           (1,330)
   Net proceeds from (repayments of) revolving loans                 (20,905)           32,220           (25,753)
   Repayments of long-term debt                                       (8,538)          (20,550)           (8,271)
   Repayments of long-term debt-related party                        (15,795)          (41,898)           (9,652)
   Increase (decrease) in cash overdrafts                             (2,812)            1,029            (1,444)
   Debt issuance costs                                                (2,578)                -            (7,866)
   Repayment of tax distribution advance                                   -                 -            13,618
   Distribution paid to partners                                      (3,861)              (41)          (17,205)
   Other financing activities                                         (5,958)                -                 -
                                                                   ---------         ---------         ---------

        Net cash used in financing activities                        (60,447)          (30,867)          (57,903)
                                                                   ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                  10,186            (1,690)           (5,822)

Cash and cash equivalents at beginning of period                       4,873             6,563            12,385
                                                                   ---------         ---------         ---------

Cash and cash equivalents at end of period                         $  15,059         $   4,873         $   6,563
                                                                   =========         =========         =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY


                                                                 Accumulated                  Notes
                                                                     Other        Notes    Receivable
                                           General    Limited   Comprehensive  Receivable    Related
                                           Partners   Partners       Loss     from Partners   Party        Total
                                           --------   --------       ----     -------------   -----        -----
                                                                       (thousands)
1999
Balances at January 1, 1999               $(141,796)   $     -    $(26,208)     $(18,608)    $(9,795)    $(196,407)
Net income                                      401     19,660                                              20,061
Minimum pension liability adjustment                                12,331                                  12,331
Foreign currency translation adjustment                              4,954                                   4,954
                                                                                                         ---------
   Comprehensive income                                                                                     37,346
Distributions                                    (7)      (321)                                               (328)
Distribution associated with tax
  distribution advance                         (346)   (16,967)                                            (17,313)
Repayment of note receivable from Foamex
   International                                                                   2,490                     2,490
Repayment of tax advance                                                          13,618                    13,618
Revolving loan with Foamex International                                            (676)                     (676)
Other                                                      215                                   574           789
Deficit balance of Limited Partner
   assumed by General Partner                 2,587     (2,587)                                                  -
                                          ---------    -------    --------      --------     -------     ---------
Balances at December 31, 1999              (139,161)         -      (8,923)       (3,176)     (9,221)     (160,481)

2000
Net income                                      392     19,211                                              19,603
Minimum pension liability adjustment                               (14,628)                                (14,628)
Foreign currency translation adjustment                               (910)                                   (910)
                                                                                                          --------
   Comprehensive income                                                                                      4,065
Distributions                                   (10)      (471)                                               (481)
Revolving loan with Foamex International                                          (1,814)                   (1,814)
Other                                                      208                                                 208
Offset balance against Limited Partner
   deficit assumed by General Partner        18,948    (18,948)                                                  -
                                          ---------    -------    --------      --------     -------     ---------
Balances at December 31, 2000              (119,831)         -     (24,461)       (4,990)     (9,221)     (158,503)

2001
Net loss                                        (45)    (2,216)                                             (2,261)
Minimum pension liability adjustment                               (10,782)                                (10,782)
Foreign currency translation adjustment                             (1,079)                                 (1,079)
                                                                                                        ----------
   Comprehensive loss                                                                                      (14,122)
Distributions                                  (160)    (7,845)                                             (8,005)
Repayment of note receivable from Foamex
   International                                                                   2,500                     2,500
Other                                                        2                                                   2
Offset balance against Limited Partner
   deficit assumed by General Partner       (10,059)    10,059                                                   -
                                          ---------    -------    --------      --------     -------     ---------
Balances at December 31, 2001             $(130,095)   $     -   $(36,322)      $ (2,490)    $(9,221)    $(178,128)
                                          =========    =======   ========       ========     =======     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Organization

       Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2001, Foamex L.P.'s operations were conducted through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico"), Foamex Asia, Inc. ("Foamex Asia") and through Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Foamex Carpet was converted to a limited liability company and was contributed by Foamex International Inc. ("Foamex International"), to Foamex L.P. on March 25, 2002. The contribution of Foamex Carpet has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements include the accounts of Foamex Carpet for all periods presented. Adjustments recorded to restate previously reported financial statements as of December 31, 2000 and the years ended December 31, 2000 and 1999 consisted of those necessary to include the balances and results of Foamex Carpet and to eliminate intercompany balances and transactions between Foamex L.P. and Foamex Carpet. Financial information concerning the business segments of Foamex L.P. is included in Note 11.

       The following table represents selected historical financial data for Foamex L.P. and subsidiaries and Foamex Carpet Cushion, Inc. and the adjustments required to affect merger of entities under common control similar to a pooling of interests.

                                                                                          Consolidated
                                      Foamex L.P.     Foamex Carpet      Adjustments       Foamex L.P.
                                      -----------     -------------      -----------       -----------
       2000 Balance Sheet
         Current Assets              $   263,191       $    43,763      $   (11,606)      $   295,348
         Total Assets                $   673,662       $    91,528      $   (11,606)      $   753,584
         Current Liabilities         $   153,713       $    47,455      $   (11,606)      $   189,562
         Long-Term Debt              $   656,168       $    31,590                -       $   687,758
         Partners' Deficiency/
          Stockholder's Equity       $  (168,907)      $    10,404                -       $  (158,503)

       2000 Income Statement
         Net Sales                   $ 1,161,017       $   270,898      $  (174,137)      $ 1,257,778
         Income from Operations      $    84,115       $    13,268                -       $    97,383
         Net Income                  $    13,268       $     6,335                -       $    19,603

       1999 Income Statement
         Net Sales                   $ 1,190,679       $   301,010      $  (197,050)      $ 1,294,639
         Income from Operations      $    83,735       $    11,106                -       $    94,841
         Net Income                  $    15,581       $     4,480                -       $    20,061

       Foamex International Shareholder and Change in Control Developments

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of Foamex International's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION (continued)

the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

       Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at February 15, 2002.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

       The consolidated financial statements include the accounts of Foamex L.P. and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which Foamex L.P. has significant influence, generally this represents ownership of at least 20% and not more than 50%. Foamex L.P. has a joint venture in Asia in which it increased its ownership to 70% in late 2001. Foamex L.P. does not have control due to the minority shareholders' substantive participation rights and therefore uses the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

       Highly liquid investments with an original maturity of three months or less when purchased are recognized as cash equivalents.

Accounts Receivable and Allowance for Uncollectible Accounts

       An estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of Foamex L.P.'s larger customers could have a material impact on future results.

Fair Value of Financial Instruments

       Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term nature of these instruments.

       The carrying amount and fair value of long-term debt at December 31, 2001 were $666.3 million and $603.4 million, respectively, and at December 31, 2000 were $711.9 million and $595.1 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

       Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2001, 2000 and 1999 was $26.4 million, $28.7 million and $27.9 million, respectively.

       Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized if they extend the life of the asset. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Cost in Excess of Net Assets Acquired

       The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over 40 years. See the section below entitled "Future Accounting Changes - Goodwill and Other Intangible Assets."

Impairment of Long-Lived Assets

       Foamex L.P. reviews the carrying value of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be appropriate. Foamex L.P. assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Debt Issuance Costs

       Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Environmental Remediation

       Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Comprehensive Income (Loss)

       Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of partners' deficiency, including foreign currency translation and minimum pension liability adjustments.

Foreign Currency Translation

       The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss. Transaction gains (losses) are reflected in operations.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

       Research and development costs are expensed as incurred. Amounts charged against income were $3.1 million, $2.5 million and $3.3 million in 2001, 2000 and 1999, respectively.

Start-Up Costs

       Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Income Taxes

       Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting basis and income tax basis of assets and liabilities and for net operating loss carryforwards using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods.

       Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreement. See Notes 7 and 15.

Accounting Changes  - Accounting for Derivatives and Hedging Activities

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires the fair value of derivatives to be recognized in the consolidated balance sheet. Changes in the fair value of derivatives are recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements were effective for Foamex L.P. in the first quarter of 2001.

       These statements create a foundation that addresses accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2001 and 2000, Foamex L.P. did not have any derivatives, as defined in the statements.
Accordingly, the adoption of the statements did not have any impact on the results of operations or financial position of Foamex L.P.

Accounting Changes - Business Combinations

       During 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement was effective for all business combinations, including the acquisition discussed in
Note 3, with an acquisition date of July 1, 2001, or later.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future Accounting Changes - Goodwill and Other Intangible Assets

       During 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 will be adopted by Foamex L.P. on January 1, 2002. Foamex L.P. continues to evaluate SFAS No. 142 and has not yet determined the complete impact, however Foamex L.P. expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $6.0 million.

Future Accounting Changes - Asset Retirement Obligations and Impairment or Disposal of Long-Lived Assets

       During 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. Foamex L.P. continues to evaluate the statements and has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

Reclassifications

       Certain amounts from prior years have been reclassified to conform with the current presentation.

3.     ACQUISITION

       On July 25, 2001, Foamex L.P. purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets, at a total cost of $18.5 million, which resulted in goodwill of approximately $9.0 million. The business was acquired due to its synergy with Foamex L.P.'s existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the consolidated financial statements since July 25, 2001. The effects of the acquisition on Foamex L.P.'s consolidated financial statements is not material.


4.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2001

       In December 2001, Foamex L.P. announced the launching of its Operational Reorganization Plan to reduce its operating costs and accelerate revenue growth. The major initiatives of the Operational Reorganization Plan included plant rationalization, salaried headcount reductions, purchasing and logistics cost reductions and sales and marketing management.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

In connection with the plant rationalization, we identified a total of 17 plant operations to be closed. Costs associated with this aspect of the Operational Reorganization Plan included lease termination costs and severance and termination benefits aggregating $14.1 million.

       Additionally, we identified 100 salaried positions to be eliminated, mainly in support function areas. Severance, termination and other costs associated with these positions were estimated to be $4.4 million.

       Further, the Foamex L.P. evaluated the recoverability of certain other long-lived assets, both associated and not associated with the Operations
Reorganization Plan, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". As a result, Foamex L.P. recorded an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce these assets to their estimated fair values. The assets which are held for disposal consist mainly of leasehold improvements and machinery and equipment which have a remaining carrying value of approximately $19.8 million.

       Other one-time period expenses during the fourth quarter consisted primarily of executive severance of $1.9 million and consulting fees related to the Operational Reorganization Plan in the amount of $1.2 million.

       Severance and termination benefits as a result of the Operational Reorganization Plan are expected to be incurred for 746 employees. Total cash outlays related to the Operational Reorganization Plan are expected to aggregate $17.0 million. We expect to complete implementation before the end of 2002.

       In addition, Foamex L.P. recorded $0.4 million for restructuring plans prior to the fourth quarter of 2001 that included severance for 41 employees and $1.4 million related to executive severance recorded as other charges. Foamex L.P. also recorded a net restructuring credit of $1.2 million related to changes in estimates to prior restructuring plans.

2000

       During 2000, Foamex L.P. recorded $6.2 million for restructuring plans that included severance for 102 employees. Foamex L.P. also recorded a net restructuring charge of approximately $0.1 million related to changes in estimates to prior years' restructuring plans. Also during 2000, Foamex L.P. received $3.6 million of net proceeds from the sale of assets related to restructuring plans.

1999

       During 1999, Foamex L.P. recorded $9.8 million for restructuring plans that included severance for 210 employees. Foamex L.P. also recorded a net restructuring charge of approximately $0.7 million related to changes in estimates to prior years' restructuring plans. Also during 1999, Foamex L.P. received $1.5 million of net proceeds from the sale of assets related to restructuring plans.

       The  following   table  sets  forth  the   components  of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                         Plant Closure    Personnel
                                             Total         and Leases     Reductions       Impairment       Other
                                             -----         ----------     ----------       ----------       -----
       1999                                                               (millions)
       Balance at January 1, 1999            $ 6.2           $11.9         $     -           $(5.7)         $    -
       Provision with adjustments             10.5             2.3             7.2             0.7             0.3
       Net cash receipts (spending)           (7.4)           (4.1)           (4.5)            1.5            (0.3)
       Asset impairment                       (0.3)              -               -            (0.3)              -
                                             -----           -----           -----           -----           -----
       Balance at December 31, 1999            9.0            10.1             2.7            (3.8)              -

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

       2000
       Provision with adjustments              6.3             1.4             2.3             2.6               -
       Net cash receipts (spending)           (3.5)           (3.9)           (3.2)            3.6               -
       Asset impairment                       (2.6)              -               -            (2.6)              -
                                           -------         -------         -------         -------         -------
       Balance at December 31, 2000            9.2             7.6             1.8            (0.2)              -

       2001
       Provision with adjustments             36.1            10.2             8.0            13.4             4.5
       Net cash receipts (spending)           (6.5)           (3.1)           (2.0)            0.6            (2.0)
       Asset impairment                      (13.8)              -               -           (13.8)              -
                                           -------         -------         -------         -------         -------
       Balance at December 31, 2001        $  25.0         $  14.7         $   7.8         $     -         $   2.5
                                           =======         =======         =======         =======         =======

       Foamex L.P. expects to spend approximately $12.4 million during 2002 with the balance to be spent through 2012, primarily for lease costs.

5.     INVENTORIES

       The components of inventory are listed below.

                                        December 31,    December 31,
                                           2001             2000
                                         --------        --------
                                               (thousands)
       Raw materials and supplies        $ 53,398        $ 66,690
       Work-in-process                     12,476          11,580
       Finished goods                      23,556          22,064
                                         --------        --------
       Total                             $ 89,430        $100,334
                                         ========        ========

6.     SHORT-TERM BORROWINGS

       Foamex Canada is a wholly-owned subsidiary of Foamex L.P. and has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of approximately $5.0 million as of December 31, 2001) of which up to $2.0 million is available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 1 1/2%. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 1 1/2%. At December 31, 2001 and 2000, there were no short-term borrowings outstanding and approximately $5.0 million was available at December 31, 2001.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     LONG-TERM DEBT

       The components of long-term debt are listed below.

                                                                     December 31,     December 31,
                                                                         2001            2000
                                                                       --------        --------
       Foamex L.P. Credit Facility                                            (thousands)
         Term Loan B (1)                                               $ 76,139        $ 77,136
         Term Loan C (1)                                                 69,218          70,124
         Term Loan D (1)                                                100,259         101,565
         Revolving credit facility (1)                                  125,000         145,904
       9 7/8% Senior subordinated notes due 2007 (2)                    150,000         150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $6,515 and $8,308 of unamortized debt premium) (2)             104,515         106,308
       Industrial revenue bonds                                           7,000           7,000
       Subordinated note payable (net of unamortized
         debt discount of $49 in 2000)                                        -           2,289
       Other (net of unamortized debt discount of $281 in 2001)           2,574           4,198
                                                                       --------        --------
                                                                        634,705         664,524

       Less current portion                                               4,023           8,356
                                                                       --------        --------

       Long-term debt-unrelated parties                                $630,682        $656,168
                                                                       ========        ========

       The components of related party long-term debt are listed below.

                                                                      December 31,    December 31,
                                                                          2001            2000
                                                                        -------         -------
                                                                              (thousands)
       Note payable to Foam Funding LLC (3)                             $31,590         $47,385

       Less current portion                                              14,040          15,795
                                                                        -------         -------

       Long-term debt - related party                                   $17,550         $31,590
                                                                        =======         =======

       (1)    Debt of Foamex L.P.,  guaranteed by Foamex International and FMXI,
              Inc.
       (2)    Debt of Foamex L.P. and Foamex Capital Corporation.
       (3)    Debt of Foamex Carpet.

Foamex L.P. Credit Facility

       At December 31, 2001, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks, which provided for a revolving credit facility commitment of $165.0 million and three term loans (Term loans B, C and D) with an outstanding balance totaling $245.6 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International, as discussed in Note 1. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003.

       Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     LONG-TERM DEBT (continued)

       In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result, the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to Foamex International, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at December 31, 2001 and 2000.

       At December 31, 2001, interest is based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.50%, 2.75%, 3.00% and 3.125%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans consisting of a rate equal to the greater of (i) 2.50% or (ii) LIBO rate (as defined) plus 1.0% added to the margins identified above. The effective interest rates for the Foamex L.P. Credit Facility at December 31, 2001 ranged between 6.20% and 6.63%. Term B, Term C and Term D loans mature on June 30, 2005, June 30, 2006 and December 29, 2006, respectively.

       Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility increases 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There were no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment became effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin. At September 30, 2001, the calculated leverage ratio was below the
5.00 to 1.00 leverage ratio covenant and the cumulative adjustment of 75 basis points, discussed above, was eliminated. The requirement for an adjustment based on the December 31, 2001 leverage ratio was eliminated with the amendment and restatement of the credit agreement on March 25, 2002 (see Note 15).

       Available borrowings under the revolving credit facility totaled $19.3 million at December 31, 2001. Letters of credit outstanding at December 31, 2001, totaled $20.7 million.

       As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. The requirement for a prepayment at year-end 2001 was eliminated with the amendment and restatement of the credit agreement on March 25, 2002 (see Note
15). There was no required prepayment at year-end 2000. The prepayment amount determined for 1999 was $13.3 million and was financed through revolving loans under the facility. The required 1999 prepayment was made during 2000.

Foamex Carpet Credit Facility

       At December 31, 2001, Foamex Carpet has a revolving credit facility (the "Foamex Carpet Credit Facility"), which provides a commitment of $15.0 million through February 2004. There were no borrowings outstanding under the credit facility at December 31, 2001 and available borrowings totaled $14.8 million. Outstanding letters of credit under the facility were $0.2 million. The interest rate is based on the combination of a variable rate plus a margin. The variable rate is the same as the one defined in the Foamex L.P. Credit Facility, discussed above, and the margin is 2.25%. At the option of Foamex Carpet, portions of any outstanding loans are convertible into LIBOR

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT (continued)

based loans plus 3.25%.

       Borrowings under the Foamex Carpet Credit Facility are collateralized by substantially all of the assets of Foamex Carpet on a pari passu basis with the Note Payable to Foam Funding LLC (described below). The outstanding obligations under the Foamex Carpet Credit Facility were paid and the commitments terminated in conjunction with the refinancing that took place on March 25, 2002 (see Note
15).

9 7/8% Senior Subordinated Notes

       The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005.

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

13 1/2% Senior Subordinated Notes

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 31, 2001 the redemption price is 105.0625% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

       IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At December 31, 2001, the interest rate was 2.0% on the $1.0 million bond and 1.7% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

       If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.2 million at December 31, 2001.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       LONG-TERM DEBT (continued)

Subordinated Note Payable

       The subordinated note payable was issued during 1993 to a former officer of Foamex L.P. The note was issued by Foamex L.P. in connection with an acquisition. The note carried a maximum interest rate of 6.0% and the principal was payable in three equal annual installments that began in May 1999 and was fully repaid in May 2001.

Other

       Other debt includes a $1.3 million term loan held by a majority-owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at December 31, 2001 was 6.61%. Also included in other debt is a non-interest bearing note with a principal amount of $1.4 million issued in connection with increasing Foamex L.P.'s noncontrolling interest in an Asian joint venture to 70% in 2001. The note had an unamortized discount of $0.3 million at December 31, 2001.

Related Party - Note Payable to Foam Funding LLC

       Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC, a subsidiary of Trace. Principal is payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest is based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note is convertible into LIBOR based loans plus 3.25%. As of December 31, 2001, the interest rate for borrowings was 5.56%.

       Amounts outstanding are collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002 (see Note 15).

Debt Covenants

       The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of December 31, 2001, Foamex L.P. was able to distribute to its partners funds only to the extent to enable its partners to meet its tax payment liabilities and fund Foamex International's normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

       Foamex L.P. and Foamex Carpet were in compliance with the various financial covenants of their loan agreements as of December 31, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of Foamex L.P.

       Various Foamex L.P. debt agreements contain certain quarterly financial covenants, which became more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT (continued)

from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for 2002 and prospectively.

       Various Foamex Carpet debt agreements contain certain quarterly financial covenants, which became more restrictive during 2001. Foamex Carpet anticipates that it will continue to comply with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex Carpet anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for 2002 and prospectively.

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

Future Obligations on Debt

       Scheduled maturities of long-term debt and long-term debt - related party are shown below (thousands):

       Year Ending December 31:

         2002                                             $  18,063
         2003                                               157,202
         2004                                                54,347
         2005                                               156,623
         2006                                               117,826
         Balance                                            156,000
                                                           --------
         Total                                              660,061
         Unamortized debt premium/discount, net               6,234
                                                           --------
         Total                                             $666,295
                                                           ========

       The refinancing on March 25, 2002 (see Note 15) had a significant impact on maturities of long-term debt. Substantially all payments required in 2002 and 2003 have been extended to later maturities.

8.     RETIREE BENEFIT PLANS

Defined Benefit Pension Plans

       Foamex L.P. provides pension and survivor benefits for salaried and certain hourly employees in the United States. Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service. Following the merger of the two defined benefit plans for salaried and hourly participants at the end of 1999, the pension benefits are provided through a single qualified pension plan (the "Qualified Pension Plan"). Certain employees in a wholly-owned Canadian subsidiary are provided pension and survivor benefits.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     RETIREE BENEFIT PLANS (continued)

       Effective May 15, 2001, a supplemental executive retirement plan (the "SERP") was established. The SERP is a non-qualified plan and provides retirement benefits to certain executives that supplement the benefits provided under the Qualified Pension Plan.

       The components of pension expense are listed below.

                                              2001            2000             1999
                                             -------         -------         -------
                                                          (thousands)
       Service cost                          $ 3,666         $ 3,307         $ 3,685
       Interest cost                           6,158           5,667           5,121
       Expected return on plan assets         (5,829)         (6,371)         (5,708)
       Amortization
         Transition asset                        (75)            (75)            (75)
         Prior service cost                     (177)           (240)           (240)
         Losses and other                      1,163             179             819
                                             -------         -------         -------
           Total                             $ 4,906         $ 2,467         $ 3,602
                                             =======         =======         =======

       The following table sets forth the changes in obligations and assets and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                  December 31,     December 31,
                                                                      2001             2000
                                                                    --------         --------
                                                                          (thousands)
       Change in Benefit Obligation
         Benefit obligation at beginning of year                    $ 84,820         $ 75,220
         Service cost                                                  3,666            3,307
         Interest cost                                                 6,158            5,667
         Amendments, including SERP                                    1,059                -
         Benefits paid                                                (4,525)          (4,207)
         Actuarial loss                                                4,784            4,833
                                                                    --------         --------
           Projected benefit obligation at end of year              $ 95,962         $ 84,820
                                                                    ========         ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year             $ 66,199         $ 65,102
         Actual return on plan assets                                 (2,269)          (3,075)
         Company contributions                                         6,347            9,299
         Benefits paid                                                (4,525)          (4,207)
         Other                                                          (238)            (920)
                                                                    --------         --------
           Fair value of plan assets at end of year                 $ 65,514         $ 66,199
                                                                    ========         ========

       Funded Status
         Plan assets less than benefit obligation                   $(30,448)        $(18,621)
         Unrecognized transition asset                                  (515)            (590)
         Unrecognized prior service cost                                (733)          (1,832)
         Unrecognized net losses                                      34,656           22,578
                                                                    --------         --------
           Net prepaid assets                                       $  2,960         $  1,535
                                                                    ========         ========

       Amounts Recognized in the consolidated balance sheets
         Prepaid benefit costs                                      $    389         $    207
         Accrued benefit liability                                   (26,363)         (16,480)
         Intangible assets                                               612              268
         Accumulated other comprehensive loss                         28,322           17,540
                                                                    --------         --------
           Net amount recognized                                    $  2,960         $  1,535
                                                                    ========         ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     RETIREE BENEFIT PLANS (continued)

       Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                 2001       2000        1999
                                                               --------    -------     -------

       Expected long-term rate of return on plan assets          9.0%       10.0%       10.0%
       Discount rate on projected benefit obligations            7.0%       7.25%        7.5%
       Rate of compensation increase (a)                       4.0%-7.0%     4.0%        4.0%

       (a) SERP established in 2001 uses a 7.0% assumption.

       Foamex L.P.'s funding policy for the Qualified Pension Plan is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code").

       At December 31, 2001 and 2000, included in plan assets were 420,000 shares of Foamex International's stock. The value of the Plan's investment in Foamex International's stock was approximately $3.4 million and $2.3 million at December 31, 2001 and 2000, respectively.

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

       Foamex L.P. has not yet determined the amount of any curtailment gain or loss as a result of the Operational Reorganization Plan discussed in Note 4.

Defined Contribution Plan

       Foamex L.P. maintains a defined contribution plan, which is qualified under Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, Foamex L.P. partially matches certain employee contributions. Expense for these contributions was $1.0 million, $1.1 million and $1.0 million in 2001, 2000 and 1999, respectively.

Retiree Medical and Life Insurance Benefits

       Foamex L.P. provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

       The components of retiree medical and life insurance benefits expense are listed below.

                                    2001         2000         1999
                                    ----         ----         ----
                                              (thousands)
       Service cost                 $ 19         $ 15         $ 20
       Interest cost                  60           57           62
       Amortization
         Prior service costs          (6)          (6)          (6)
         Losses and other             (8)         (27)         (21)
                                    ----         ----         ----
       Total                        $ 65         $ 39         $ 55
                                    ====         ====         ====

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     RETIREE BENEFIT PLANS (continued)

       The following table outlines the changes in obligations and benefit payments and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                             December 31,     December 31,
                                                                                 2001            2000
                                                                               -------         -------
                                                                                    (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                              $   763         $   868
         Service cost                                                               19              15
         Interest cost                                                              60              57
         Employee contributions                                                     23              28
         Benefits paid                                                            (399)           (433)
         Actuarial loss                                                            158             228
                                                                               -------         -------
           Accumulated postretirement benefit obligation at end of year        $   624         $   763
                                                                               =======         =======

       Change in Plan Assets
         Fair value of plan assets at beginning of year                       $      -     $         -
         Company contributions                                                     376             405
         Employee contributions                                                     23              28
         Benefits paid                                                            (399)           (433)
                                                                               -------         -------
           Fair value of plan assets at end of year                           $      -     $         -
                                                                               =======         =======

       Funded Status of the Plan
         Plan assets less than benefit obligation                              $  (624)        $  (763)
         Unrecognized prior service cost                                           (60)            (67)
         Unrecognized net gains                                                   (224)           (389)
                                                                               -------         -------
           Net accrued liabilities                                             $  (908)        $(1,219)
                                                                               =======         =======

       Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                               2001            2000           1999
                                                              ------         -------         ------

       Discount rates on projected benefit obligations          7.0%            7.25%          7.5%
       Health care cost increase                                9.0%            7.0%           7.5%

       The health care cost increase assumption will gradually be reduced to 5.0% by 2009. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

9.     INCOME TAXES

       The sources of income (loss) before the provision for income taxes are listed below.

                                                                2001            2000           1999
                                                              -------         -------        -------
                                                                            (thousands)
       United States                                          $(6,696)        $17,281        $19,032
       Foreign                                                  7,978           4,975          2,935
                                                              -------         -------        -------

       Income (loss) before provision for income taxes        $ 1,282         $22,256        $21,967
                                                              =======         =======        =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     INCOME TAXES (continued)

       A reconciliation of the statutory federal income tax to income tax expense is listed below.

                                                          2001             2000           1999
                                                         -------         -------         -------
                                                                       (thousands)
       Statutory income taxes                            $   449         $ 7,790         $ 7,688
       State income taxes, net of federal benefit           (368)            916           1,020
       Permanent difference on partnership income          2,712          (6,156)         (6,921)
       Increase (decrease) in valuation allowance           (526)         (1,688)         (1,082)
       Non-deductible amortization                         1,391           1,364           1,385
       Other, net                                           (115)            427            (184)
                                                         -------         -------         -------
       Total                                             $ 3,543         $ 2,653         $ 1,906
                                                         =======         =======         =======

       The provision for income taxes is summarized as follows:

                                                2001             2000            1999
                                               -------         -------         -------
       Current                                               (thousands)
         Federal                           $         -         $   445         $   364
         State                                     239             142             190
         Foreign                                 2,594           1,566           1,117
                                               -------         -------         -------
           Total current                         2,833           2,153           1,671
                                               -------         -------         -------

       Deferred
         Federal                                   576           2,408           1,798
         State                                     320             221             154
         Foreign                                   340            (441)           (630)
                                               -------         -------         -------
           Total deferred                        1,236           2,188           1,322
                                               -------         -------         -------

       Change in valuation allowance              (526)         (1,688)         (1,087)
                                               -------         -------         -------

       Total provision for income taxes        $ 3,543         $ 2,653         $ 1,906
                                               =======         =======         =======

       The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                December 31,     December 31,
                                                                    2001              2000
                                                                  --------         --------
                                                                          (thousands)
       Intangible asset basis difference                          $  6,931         $  7,647
       Other                                                         4,238            4,061
       Valuation allowance for deferred income tax assets           (9,601)         (10,127)
                                                                  --------         --------
         Deferred income tax assets                                  1,568            1,581
                                                                  --------         --------

       Deferred income tax liabilities
         Basis difference in property, plant and equipment          (2,245)          (2,415)
         Investment in joint venture                                  (771)               -
         Other                                                      (1,726)          (1,630)
                                                                  --------         --------
         Deferred income tax liabilities                            (4,742)          (4,045)
                                                                  --------         --------

       Net deferred income tax liabilities                        $ (3,174)        $ (2,464)
                                                                  ========         ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     INCOME TAXES (continued)

       At December 31, 2001, Foamex L.P. had $1.9 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2008. A full valuation allowance has been recorded at December 31, 2001 and 2000 due to uncertainty regarding utilization of the net operating loss carryforwards.

       Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $10.6 million and $6.8 million at December 31, 2001 and 2000, respectively. Such earnings are deemed to be permanently invested by Foamex L.P.. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

10.    PARTNERS' DEFICIENCY

       Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through February 1998. As of December 31, 2001, the partnership interests of Foamex L.P. are a 2% managing general partnership interest held by FMXI and a 98% limited partnership interest held by Foamex International.

Accumulated Other Comprehensive Loss

       The components of accumulated other comprehensive loss are listed below.

                                                        2001              2000            1999
                                                      --------         --------         --------
                                                                      (thousands)
       Foreign currency translation adjustment        $ (8,000)        $ (6,921)        $ (6,011)
       Minimum pension liability                       (28,322)         (17,540)          (2,912)
                                                      --------         --------         --------
                                                      $(36,322)        $(24,461)        $ (8,923)
                                                      ========         ========         ========

11.    BUSINESS SEGMENTS

       The  reportable   business  segments  reflect  Foamex  L.P.'s  management
organization that was structured based on distinct product lines and customers.

       An executive vice president heads each operating segment. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring, impairment and other charges. Foamex L.P. does not allocate restructuring, impairment and other charges to operating segments because many of Foamex L.P.'s facilities produce products for multiple segments.

       Foam Products manufactures and markets cushioning foams for bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufactures. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

       The "other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring and other charges (see Note 4). Asset and capital expenditure information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    BUSINESS SEGMENTS (continued)

       The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. Geographic sales are determined based on the location in which the sale originated.

       Sales to one customer, which are included in Automotive Products, accounted for approximately 15.7%, 12.3% and 11.5% of net sales in 2001, 2000 and 1999, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

       Business segment results are presented below.

                                                        Carpet
                                            Foam       Cushion       Automotive     Technical
                                          Products     Products       Products       Products        Other         Total
                                          --------     --------       --------       --------        -----         -----
       2001                                                                 (thousands)
       Net sales                        $  499,668    $  230,965     $  377,753    $  111,043    $   33,475     $1,252,904
       Income (loss) from operations    $   66,634    $   (6,572)    $   21,445    $   23,080    $  (39,860)    $   64,727
       Depreciation and amortization    $   15,732    $    8,181     $    4,991    $    3,312    $    1,812     $   34,028

       2000
       Net sales                        $  519,197    $  256,439     $  342,386    $  106,697    $   33,059     $1,257,778
       Income (loss) from operations    $   55,227    $    2,218     $   22,417    $   29,027    $  (11,506)    $   97,383
       Depreciation and amortization    $   17,813    $    7,742     $    5,785    $    2,663    $    2,625     $   36,628

       1999
       Net sales                        $  527,159    $  285,846     $  361,806    $   92,180    $   27,648     $1,294,639
       Income (loss) from operations    $   57,474    $    8,868     $   22,904    $   22,856    $  (17,261)    $   94,841
       Depreciation and amortization    $   17,371    $    8,041     $    4,764    $    2,679    $    2,609     $   35,464

       Results by geographical area are presented below.

                                              United
                                               States        Canada        Mexico     Consolidated
                                               ------        ------        ------     ------------
       2001                                                       (thousands)
       Net sales                             $  966,614    $   65,179    $  221,111    $1,252,904
       Property, plant and equipment, net    $  172,456    $    4,006    $   24,335    $  200,797

       2000
       Net sales                             $1,024,388    $   69,180    $  164,210    $1,257,778
       Property, plant and equipment, net    $  183,266    $    4,623    $   24,642    $  212,531

       1999
       Net sales                             $1,082,009    $   61,486    $  151,144    $1,294,639
       Property, plant and equipment, net    $  193,051    $    5,406    $   23,376    $  221,833


12.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 2001            2000           1999
                                                                -------        --------        -------
                                                                                     (thousands)
       Cash paid for interest                                   $63,593        $ 75,155        $70,998
                                                                =======        ========        =======

       Cash paid for income taxes, net                          $ 1,870        $  2,870        $ 1,329
                                                                =======        ========        =======

       Non cash - capital leases                                $   299        $     53        $   456
                                                                =======        ========        =======

       Non cash - debt exchanged for increased ownership
        in joint venture                                        $ 1,069         $     -        $     -
                                                                =======        ========        =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    RELATED PARTY TRANSACTIONS AND BALANCES

       Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Foamex International Notes

       On December 26, 1997, Foamex L.P. entered into a $2.5 million promissory note with Foamex International. The note bears interest at the rate of LIBOR plus 2 3/8%. The note was repaid during 2001.

       On October 20, 1999, Foamex L.P. and Foamex International entered into a revolving note that allows Foamex International to borrow up to approximately $2.5 million through October 20, 2004. The revolving note bears interest at a rate equal to three-month LIBOR plus 2.5%, per annum, and is payable upon demand, or if no demand is made, then on October 20, 2004. At December 31, 2001 and 2000, Foamex L.P. had a receivable of approximately $2.5 million relating to the revolving note. The receivable for both of these notes were classified as a component of partners' deficiency.

Trace Promissory Notes

       On July 1, 1997, Trace borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, another promissory note issued to Foamex L.P. by Trace in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The principal was reduced by approximately $0.6 million relating to a portion of the proceeds from the sale of a corporate aircraft in 1999. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears.

       The Trace notes are included in the other component of partners' deficiency. Based on Trace's financial position discussed in Note 1, Trace may not be able to pay the aggregate amount of $9.2 million. Accordingly, Foamex L.P. did not record interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivables

       At December 31, 2001 and 2000, operating accounts receivables from Trace were approximately $2.7 million. These accounts receivables were fully reserved for prior to 2000.

Trace Management Agreement

       Foamex L.P. had a management service agreement with a subsidiary of Trace pursuant to which general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature were provided to Foamex L.P. The management services agreement provided for an annual fee of $3.0 million, plus reimbursement of expenses incurred. An amendment to the Foamex L.P. Credit Facility on June 30, 1999 no longer permitted Foamex L.P. to pay the management fee. On July 29, 1999, Foamex L.P. submitted formal notice of the termination of the management agreement.

Trace New York Sublease

       Prior to September 30, 1999, Foamex L.P. subleased to Trace approximately 5,900 square feet of general, executive and administrative office space in New York, New York. The terms of the lease were substantially the same terms as Foamex L.P. leased such space from a third party lessor. Foamex L.P. closed the New York office and Foamex L.P. subleased the premises to a third party at an amount in excess of Foamex L.P.'s lease commitment.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Foam Funding LLC Debt

       Foamex L.P. paid interest on notes payable to Foam Funding LLC of $2.8 million, $5.8 million and $7.4 million in 2001, 2000 and 1999, respectively. Foamex L.P. paid principal on notes payable to Foam Funding LLC of $15.8 million, $41.9 million and $9.7 million in 2001, 2000 and 1999, respectively.

Foamex GFI Note

       During March of 2000, Foamex L.P. repaid a $34.0 million note payable to Foam Funding LLC, a subsidiary of Trace. Foamex L.P. paid interest of $0.6 million on the note in 2000 and $2.1 million in 1999.

Other

       The general director of Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which is Foamex L.P.'s operating subsidiary in Mexico has a 5% stock interest in Foamex de Mexico. In 2001, two members of the Foamex International board provided consulting services to Foamex L.P. for which fees paid were $0.2 million. In 2000 and 1999, one member of the Foamex International Board provided consulting services totaling $0.1 million and $0.2 million, respectively.

       As discussed in Note 7, included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International.

       Foamex L.P. chartered an aircraft, which was owned by a wholly-owned subsidiary of Foamex International and incurred costs of approximately $0.1 million in 1999. Foamex International sold this aircraft on March 31, 1999. The sale of the aircraft triggered an obligation to Trace of approximately $0.6 million. The obligation was offset against Trace's two promissory notes payable to Foamex L.P. The Trace notes are included in partners' deficiency.

       During 1999, certain employees of Foamex L.P. were also employed by Trace. Foamex L.P. paid a portion of the total compensation of such employees based on the amount of time devoted to Foamex L.P.'s matters by such employees in the aggregate. All such dual employment relationships have been terminated. Such payments totaled $1.8 million in 1999.

       Foamex L.P.'s Pico Rivera, California facility is owned by Foam Funding LLC and is leased to Foamex L.P..

       Foamex L.P., Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are shareholders of Foamex International.

14.    COMMITMENTS AND CONTINGENCIES

Operating Leases

       Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    COMMITMENTS AND CONTINGENCIES (continued)

expenses. Total minimum rental commitments (excluding commitments accrued as part of Foamex L.P.'s various restructuring/consolidation plans) required under operating leases at December 31, 2001 are (thousands):

         2002                                         $13,345
         2003                                          11,774
         2004                                           8,416
         2005                                           6,346
         2006                                           4,605
         Balance                                        6,854
                                                      -------
         Total                                        $51,340
                                                      =======


       Rental expense charged to operations under operating leases approximated $20.2 million, $16.3 million and $16.9 million in 2001, 2000 and 1999, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Litigation - Foamex International Shareholders

       Foamex International has reached agreements with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of these actions. Court approval of these settlements has been obtained although such approval may be appealed.

       The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of Foamex International and its stockholders, originally named as defendants Foamex International, certain of its current and former directors and officers, Trace International Holdings, Inc. ("Trace International"), the principal stockholder of Foamex International at the time, and a Trace International affiliate. The complaint in the Delaware Action alleged, among other things, that certain of the defendants breached their fiduciary duties to Foamex International in connection with an attempt by Trace International to acquire Foamex International's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing Foamex International to waste assets in connection with a variety of transactions entered into with Trace International and its affiliates. The Delaware Action sought various remedies, including injunctive relief, money damages and the appointment of a receiver for Foamex International.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants Foamex International, Trace International and certain current and former directors and officers of Foamex International, on behalf of stockholders who bought shares of Foamex International's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about Foamex International's financial situation and operations, with the result of artificially inflating the price of Foamex International's stock. The lawsuit also alleged that Trace International and Marshall S. Cogan, the chairman of Foamex International, violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of Foamex International. The complaint sought class certification, a declaration that the defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed. We refer to the consolidated suit as the "Federal Action."

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      COMMITMENTS AND CONTINGENCIES (continued)

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

       Under the terms of the stipulation of settlement related to the Delaware Action (which was approved by the Delaware Court on March 20, 2002), Foamex International agreed that a special nominating committee of its Board of Directors would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

       The settlement of the Delaware Action resolved all outstanding shareholder litigation against Foamex International and its current and former directors and officers. In early January 2002, two shareholders filed objections to the settlement. The settlement hearing was held on February 13, 2002, but was not concluded. On March 20, 2002, the Delaware Court concluded the hearing and approved the settlement. Approval of the settlement may be appealed by the objectors. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by Foamex International or any individuals.

Litigation - Breast Implants

       As of February 28, 2002, Foamex L.P. and Trace International were two of multiple defendants in actions filed on behalf of approximately 1,725 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, we and Trace International were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or from Trace International. Neither Foamex L.P. nor Trace International recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace International for any such liabilities relating to foam manufactured prior to October 1990. Trace International's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace International's filing of a petition for relief under the Bankruptcy Code on July 21, 1999. Trace International's insurance policies continue to cover certain liabilities of Trace International, but if the limits of those policies are exhausted, it is unlikely that Trace International will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, without taking into account the indemnification provided by Trace International, the coverage provided by Trace International's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      COMMITMENTS AND CONTINGENCIES (continued)

Litigation - Other

       During the second quarter of 2001, Foamex L.P. was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace International before 1990. The insurance provider is contending that Foamex L.P. is liable for claims of approximately $3.0 million. Foamex L.P. intends to strongly defend this claim and considers the claim to be without merit. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

       Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position or results of operations. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Environmental and Health and Safety

       Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2001, we had accruals of approximately $3.0 million for environmental matters.

       The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPF(SM) and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, we are in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. Foamex L.P. does not believe that this standard, if adopted, will require us to make material expenditures.

       Foamex L.P. has reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. As of December 31, 2001, we had accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

       We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

       The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      COMMITMENTS AND CONTINGENCIES (continued)

as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, our liability is not considered to be significant.

       In 2002, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $2.0 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Other

       In October 2001, Foamex L.P. experienced a fire at one of its manufacturing facilities. Costs relating to the fire aggregate approximately $1.2 million. Foamex L.P. has filed a claim with its insurance carrier and believes it will recover substantially all costs in excess of a deductible of $0.2 million.

       During the fourth quarter of 2001, Foamex L.P. discovered that some mattresses containing foam supplied by Foamex L.P. had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. The supplier has advised Foamex L.P. that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. Foamex L.P. received claims from some of its customers for costs purportedly associated with the odorous foam, and we have reached agreement with this chemical supplier regarding the terms of and manner in which this supplier will reimburse Foamex L.P. for certain obligations we may have to our customers relating to these claims, as well as for certain of our internal costs. Under this agreement, this supplier will pay us a fixed sum in exchange for eliminating certain future claims we may have against this supplier and Foamex L.P. is obligated to indemnify this supplier for certain claims that may be brought against it by others, including Foamex L.P.'s customers. The ultimate amounts of these third party claims and the amount of our own internal costs are uncertain. Foamex L.P. cannot be certain that this supplier's payments will be sufficient to cover all payments it may be required to make to third parties in respect of their claims, to cover all of Foamex L.P.'s related internal costs or that Foamex L.P.'s indemnification obligations to this supplier will not be material. Consequently, there can be no assurance that these claims and costs will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    SUBSEQUENT EVENTS

       On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes") and amended the Foamex L.P. Credit Facility (the "Amended Credit
Facility"). Under the Amended Credit Facility, Foamex L.P. may borrow up to $262.2 million, consisting of $162.2 million of term loans and a $100.0 million revolving credit facility. Term loans will mature at various dates from June 30, 2005 through December 31, 2006 and revolving loans will mature on June 30, 2005. Net proceeds from the Senior Secured Notes of $280.0 million were used to pay a portion of debt outstanding under the Foamex L.P. Credit Facility. The $31.6 million note payable to a related party, Foam Funding LLC, was repaid with the initial proceeds of a new term loan under the Amended Credit Facility. Additionally, the financial covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and the business environment. Under the covenants contained in the Senior Secured Notes and the Amended Credit Facility, Foamex L.P. may spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior subordinated notes. To the extent that Foamex L.P. spends less than $48.5 million towards such repurchase or redemption by September 20, 2002, it is required to repay a portion of its term loans.

       In connection with the refinancing  transaction  discussed above,  Foamex
International simplified its corporate structure by changing Foamex Carpet Cushion, Inc. from a corporation to a limited liability company, Foamex Carpet Cushion LLC. Foamex International then contributed Foamex Carpet Cushion LLC to Foamex L.P. Covenants under the Amended Credit Facility will be based on the combined entities.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Foamex Capital Corporation
Wilmington, Delaware

We have audited the accompanying balance sheet of Foamex Capital Corporation (a wholly-owned subsidiary of Foamex L.P., (the "Company") as of December 31, 2001. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such balance sheet presents fairly, in all material respects, the financial position of the Company at December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP

March 25, 2002
Parsippany, New Jersey

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Foamex Capital Corporation
Wilmington, Delaware


In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Foamex Capital Corporation ("FCC") (a wholly owned subsidiary of Foamex L.P.) at December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. This balance sheet is the responsibility of FCC's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 2, during the year ending December 31, 2001, Foamex L.P.'s financial debt covenants, with which Foamex L.P. must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 2.




/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

March 30, 2001

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS


                                                                  December 31,  December 31,
                                                                      2001          2000
                                                                     ------        ------

       CASH                                                          $1,000        $1,000
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

       Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at February 15, 2002.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS

2.     COMMITMENTS AND CONTINGENCIES (continued)

       FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

       9 7/8% Senior Subordinated Notes due 2007 ("9 7/8% Senior Subordinated Notes")
       -------------------------------------------------------------------------

       The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and FCC (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005.

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

       13 1/2% Senior Subordinated Notes due 2005, Series B ("13 1/2% Senior Subordinated Notes")
       -------------------------------------------------------------------------

       The 13 1/2% Senior Subordinated Notes were issued by the Issuers and are due on August 15, 2005. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 31, 2001, the redemption price is 105.0625% plus accrued and unpaid interest.

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

       The Foamex L.P. Credit Facility contains certain quarterly financial covenants which became more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply with the various quarterly financial covenants in the Foamex L.P. Credit Facility. Management's current business plan for Foamex L.P. anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of business plans is necessary for continued compliance with the various financial covenants.

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

3.     SUBSEQUENT EVENTS

       On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes") and amended the Foamex L.P. Credit Facility (the "Amended Credit
Facility"). Under the Amended Credit Facility, Foamex L.P. may borrow up to $262.2 million, consisting of $162.2 million of term loans and a $100.0 million revolving credit facility. Term loans will mature at various dates from June 30, 2005 through December 31, 2006 and revolving loans will mature on June 30, 2005. Net proceeds from the Senior Secured Notes of $280.0 million were used to pay a portion of debt outstanding under the Foamex L.P. Credit Facility. Additionally, the financial covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and the current business environment. Under the covenants contained in the Senior Secured Notes and the Amended Credit Facility, Foamex L.P. may spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior subordinated notes. To the extent that Foamex L.P. spends less than $48.5 million towards such repurchase or redemption by September 20, 2002, it is required to repay a portion of its term loans.

                                   FOAMEX L.P.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES


       Index to Financial Statement Schedules

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


                                                                                                  Schedule II
                                         FOAMEX L.P. AND SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS
                                                  (thousands)

                                              Balance at     Charged to   Charged to                Balance at
                                             Beginning of    Costs and      Other                     End of
                                                 Period      Expenses      Accounts     Deductions    Period
                                                 ------      --------      --------     ----------    ------
       YEAR ENDED DECEMBER 31, 2001
       Allowance for Uncollectible Accounts     $ 7,693     $  5,479     $     88        $ 4,540     $ 8,720
                                                =======     ========     ========        =======     =======

       Reserve for Discounts                    $ 2,233     $      -     $ 15,198 (1)    $15,211     $ 2,220
                                                =======     ========     ========        =======     =======


       YEAR ENDED DECEMBER 31, 2000
       Allowance for Uncollectible Accounts     $ 7,474     $  2,838     $      -        $ 2,619     $ 7,693
                                                =======     ========     ========        =======     =======

       Reserve for Discounts                    $ 2,075     $      -     $ 15,823 (1)    $15,665     $ 2,233
                                                =======     ========     ========        =======     =======


       YEAR ENDED DECEMBER 31, 1999
       Allowance for Uncollectible Accounts     $ 9,790     $  2,758     $      -        $ 5,074     $ 7,474
                                                =======     ========     ========        =======     =======

       Reserve for Discounts                    $ 1,840     $      -     $ 16,846 (1)    $16,611     $ 2,075
                                                =======     ========     ========        =======     =======

(1)      Adjustments reflect a reduction in net sales.