Form 10-Q
period 2002-09-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2002-11-18
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 15, 2002 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Three Quarters Ended September 29, 2002 and September 30, 2001                                   3

              Condensed Consolidated Balance Sheets as of September 29, 2002 (unaudited) and
                and December 31, 2001                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Three Quarters
                Ended September 29, 2002 and September 30, 2001                                                  5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                22

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   36

         Item 4.  Controls and Procedures.                                                                      36

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            37

         Item 6.  Exhibits and Reports on Form 8-K.                                                             37

Signatures                                                                                                      38

Certification of Chief Executive Officer                                                                        39

Certification of Interim Chief Financial Officer                                                                40

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                 Quarter Ended               Three Quarters Ended
                                                            ----------------------------  -----------------------------
                                                            September 29,  September 30,  September 29,   September 30,
                                                                2002           2001           2002            2001
                                                            ------------   -------------  -------------   -------------
                                                                     (thousands, except per share amounts)
NET SALES                                                     $340,823      $326,166         $1,000,783      $942,334

COST OF GOODS SOLD                                             310,735       278,757            887,071       803,853
                                                              --------      --------         ----------      --------

GROSS PROFIT                                                    30,088        47,409            113,712       138,481

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      29,423        21,202             69,100        58,806

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                            (3,674)          252             (5,212)          204
                                                              --------      --------         ----------      --------

INCOME FROM OPERATIONS                                           4,339        25,955             49,824        79,471

INTEREST AND DEBT ISSUANCE EXPENSE                              16,510        15,503             48,153        49,100

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURE                                                   386           (53)             1,514           610

OTHER INCOME (EXPENSE), NET                                        370        (1,192)               166        (1,510)
                                                              --------      --------         ----------      --------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                                (11,415)        9,207              3,351        29,471

PROVISION FOR INCOME TAXES                                         389         1,047              1,581         2,549
                                                              --------      --------         ----------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                     (11,804)        8,160              1,770        26,922

EXTRAORDINARY ITEMS, NET OF INCOME TAXES                         1,410             -             (2,794)            -

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                              -             -            (68,172)             -
                                                              --------      --------         ----------      --------
NET INCOME (LOSS)                                             $(10,394)     $  8,160         $  (69,196)     $ 26,922
                                                              ========      ========         ==========      ========



               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 29, 2002   December 31, 2001
                                                                           ------------------   -----------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                    (thousands, except share data)
   Cash and cash equivalents                                                  $ 15,800            $ 15,059
   Accounts receivable, net of allowances of $9,427 in 2002
         and $10,940 in 2001                                                   208,913             173,461
   Inventories                                                                 112,408              89,430
   Other current assets                                                         19,114              32,685
                                                                              --------            --------
       Total current assets                                                    356,235             310,635
                                                                              --------            --------

Property, plant and equipment                                                  426,417             407,204
Less accumulated depreciation                                                 (236,711)           (206,407)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           189,706             200,797
                                                                              --------            --------

GOODWILL                                                                       129,091             209,503

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $11,812 in 2002 and $14,643 in 2001                          34,603              13,690

OTHER ASSETS                                                                    32,210              33,025
                                                                              --------            --------

TOTAL ASSETS                                                                  $741,845            $767,650
                                                                              ========            ========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                          $    429            $  4,023
   Current portion of long-term debt - related party                                 -              14,040
   Accounts payable                                                            143,494             128,756
   Accrued employee compensation and benefits                                   24,114              25,858
   Accrued interest                                                             23,928               8,946
   Accrued customer rebates                                                     17,688              21,869
   Cash overdrafts                                                              25,281               4,073
   Other current liabilities                                                    29,603              39,429
                                                                              --------            --------
       Total current liabilities                                               264,537             246,994
                                                                              --------            --------

LONG-TERM DEBT                                                                 687,549             630,682
LONG-TERM DEBT - RELATED PARTY                                                       -              17,550
OTHER LIABILITIES                                                               46,030              50,552
                                                                              --------            --------
       Total liabilities                                                       998,116             945,778
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (210,131)           (130,095)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (36,919)            (36,322)
   Notes and advances receivable from partner                                        -              (2,490)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                              --------            --------
       Total partners' deficiency                                             (256,271)           (178,128)
                                                                              --------            --------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                    $741,845            $767,650
                                                                              ========            ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Three Quarters Ended
                                                                                  ------------------------------
                                                                                  September 29,    September 30,
                                                                                      2002             2001
                                                                                  -------------    -------------
                                                                                           (thousands)
OPERATING ACTIVITIES
   Net income (loss)                                                                 $(69,196)          $26,922
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Extraordinary charge on extinguishment of debt                                     2,794                 -
     Cumulative effect of accounting changes                                           68,172                 -
     Depreciation and amortization                                                     23,745            25,448
     Amortization of debt issuance costs, debt premium
        and debt discount                                                               3,591               918
     Other operating activities                                                           612             1,400
     Changes in operating assets and liabilities, net                                 (35,989)           20,356
                                                                                     --------           -------
         Net cash provided by (used for) operating activities                          (6,271)           75,044
                                                                                     --------           -------

INVESTING ACTIVITIES
   Capital expenditures                                                               (11,877)          (17,159)
   Proceeds from sale of assets                                                            21               600
   Proceeds from notes due from partner                                                     -             2,500
   Acquisition                                                                              -           (14,827)
   Repayment of revolving loan by partner                                               2,490                 -
   Other investing activities                                                          (4,205)             (941)
                                                                                     --------           -------
         Net cash used for investing activities                                       (13,571)          (29,827)
                                                                                     --------           -------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                     (125,000)          (27,881)
   Proceeds from long-term debt                                                       356,590                 -
   Repayments of long-term debt                                                      (190,060)           (6,510)
   Repayments of long-term debt - related party                                       (31,590)           (8,775)
   Increase in cash overdrafts                                                         21,208             8,429
   Debt issuance costs                                                                (25,491)             (510)
   Interest rate swaps                                                                 14,821                 -
   Other financing activities                                                             105            (5,447)
                                                                                     --------           -------
         Net cash provided by (used for) financing activities                          20,583           (40,694)
                                                                                     --------           -------

Net increase in cash and cash equivalents                                                 741             4,523

Cash and cash equivalents at beginning of period                                       15,059             4,873
                                                                                     --------           -------

Cash and cash equivalents at end of period                                           $ 15,800           $ 9,396
                                                                                     ========           =======
Supplemental Information:
   Cash paid for interest                                                            $ 29,823           $47,689
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2001, Foamex L.P.'s operations were conducted through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico"), Foamex Asia, Inc. ("Foamex Asia") and through Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Foamex Carpet was converted to a limited liability company and was contributed by Foamex International Inc. ("Foamex International") to Foamex L.P. on March 25, 2002. The contribution of Foamex Carpet has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests. Accordingly, the condensed consolidated financial statements include the accounts of Foamex Carpet for all periods presented. Adjustments recorded to restate previously reported financial statements for the quarter and three quarters ended September 30, 2001 consisted of those necessary to include the balances and results of Foamex Carpet and to eliminate intercompany balances and transactions between Foamex L.P. and Foamex Carpet. Financial information concerning the business segments of Foamex L.P. is included in Note 8.

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

     Foamex L.P. has changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1. The third quarter of 2002 includes the 13 weeks ended September 29, 2002 and the first three quarters of 2002 includes the 39 weeks ended September 29, 2002, after adjustment for December 31, 2001 which was included in the prior year.

Accounting Changes - Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. An impairment loss for goodwill due to the initial application of SFAS No. 142 is discussed below. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3, are subject to the nonamortization and amortization provisions of SFAS No.
142. The other provisions of SFAS No. 142 were adopted by Foamex L.P. on January 1, 2002. The quarter and three quarters ended September 30, 2001 included goodwill amortization of $1.5 million and $4.5 million, respectively. On a pro forma basis, net income for the quarter and three quarters ended September 30, 2001 would have been $9.7 million and $31.4 million, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. Foamex L.P. completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Foamex L.P. identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, Foamex L.P. has identified one reporting unit in the Foam Products segment and the Carpet Cushion Products reporting unit, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002. The resulting impairment loss of $68.2 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to Foamex L.P.'s first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142.

     The quarter ended March 31, 2002 and the two quarters ended June 30, 2002 have been restated as follows:

                                           Quarter Ended     Two Quarters Ended
                                           March 31, 2002       June 30, 2002
                                           --------------    ------------------
                                                     (thousands)
Net income, as originally reported           $  4,279             $  9,370
Change in accounting principle                (68,172)             (68,172)
                                             --------             --------
  Net income (loss) as adjusted              $(63,893)            $(58,802)
                                             ========             ========

     Goodwill balances include:

                                            Balance            Accounting                        Balance
                                        December 31, 2001        Change       Other (1)   September 29, 2002
                                        -----------------      ----------     ---------   ------------------
                                                                       (thousands)
     Foam Products                          $90,909            $ (7,771)      $ (8,904)         $ 74,234
     Carpet Cushion Products                 62,898             (60,401)             -             2,497
     Automotive Products                     38,827                   -         (2,582)           36,245
     Technical Products                      14,658                   -           (789)           13,869
     Other                                    2,211                   -             35             2,246
                                           --------            --------       --------          --------
       Total                               $209,503            $(68,172)      $(12,240)         $129,091
                                           ========            ========       ========          ========


     (1)  Principally the reversal of a deferred income tax valuation allowance.

Future Accounting Changes - Extinguishment of Debt

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. Foamex L.P. expects that adoption of this Statement in 2003 will result in a reclassification of the extraordinary items recorded during the quarter and three quarters ended September 29, 2002.

2.   ACQUISITION

     On July 25, 2001, Foamex L.P. purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive,  industrial,  and home  furnishings  markets,  at a total cost of $18.5 million, which resulted in goodwill of approximately $9.1 million. The business was acquired due to its synergy with Foamex L.P.'s existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the condensed consolidated statement of operations since the date of acquisition. The effects of the acquisition on Foamex L.P.'s consolidated financial statements are not material.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   EXTRAORDINARY ITEMS

     In connection with the refinancing transaction completed on March 25, 2002 (see Note 6), Foamex L.P. wrote off debt issuance costs associated with the early extinguishment of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary loss of $4.2 million, net of income taxes of $0.1 million, in the three quarters ended September 29, 2002. In the quarter ended September 29, 2002, Foamex L.P. purchased and retired $49.0 million of its 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of its 9 7/8% senior subordinated notes resulting in an extraordinary gain of $1.4 million.

4.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)

     During the fourth quarter of 2001, Foamex L.P. announced an Operational Reorganization Plan as discussed in Foamex L.P.'s Form 10-K for the year ended December 31, 2001. That Plan included closing certain plants of the Carpet Cushion Products segment and certain personnel reductions and other savings at the corporate level. During the three quarters ended September 29, 2002, Foamex L.P. attempted a sale of the Carpet Cushion Products segment and management put such plant closings on hold until the completion of the sale negotiations. On October 4, 2002, Foamex L.P. announced that negotiations to sell the Carpet Cushion Products segment had been terminated. Management has reevaluated the original plan developed during the fourth quarter of 2001 and has determined that certain previously recorded amounts were no longer required. The net impact of such reevaluation was a reversal of $3.7 million of previously recorded liabilities in the quarter ended September 29, 2002.

     During the three quarters ended September 29, 2002, Foamex L.P. recorded an additional restructuring credit of $2.1 million related to the collection of deferred rent receivable and other charges for certain additional expenses of $0.6 million relating to the 2001 restructuring plan.

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and three quarters ended September 29, 2002:

                                                        Plant Closure    Personnel
                                             Total       and Leases     Reductions     Impairment       Other
                                                                        (millions)
     Balance at June 30, 2002                $22.0          $14.0            $6.4         $   -          $1.6
     Cash receipts (spending), net            (1.2)          (0.3)           (0.6)            -          (0.3)
     2002 restructuring credit                (3.7)          (2.3)           (1.4)            -             -
                                             -----          -----            ----         -----          ----
     Balance at September 29, 2002           $17.1          $11.4            $4.4         $   -          $1.3
                                             =====          =====            ====         =====          ====


     Balance at December 31, 2001            $25.0          $14.7            $7.8         $   -          $2.5
     Cash receipts (spending), net            (2.7)           1.1            (2.0)            -          (1.8)
     2002 restructuring charge (credit)       (5.2)          (4.4)           (1.4)            -           0.6
                                             -----          -----            ----         -----          ----
     Balance at September 29, 2002           $17.1          $11.4            $4.4         $   -          $1.3
                                             =====          =====            ====         =====          ====

     Foamex L.P. expects to spend approximately $8.4 million during the 52 weeks ending September 28, 2003, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. The balance to be spent through 2012, primarily related to ongoing cost of abandoned leased facilities, is included in other liabilities in the accompanying condensed consolidated balance sheet. As of September 29, 2002, Foamex L.P. has closed five facilities and approximately 335 employees have been terminated under the Operational Reorganization Plan. Foamex L.P. expects to substantially complete the implementation of the Operational Reorganization Plan by December 29, 2002.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   INVENTORIES

     The components of inventory are listed below.

                                            September 29,       December 31,
                                               2002                 2001
                                            -------------       -------------
                                                       (thousands)
     Raw materials and supplies               $ 74,120             $53,398
     Work-in-process                            17,413              12,476
     Finished goods                             20,875              23,556
                                              --------             -------
       Total                                  $112,408             $89,430
                                              ========             =======

6.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                       September 29,         December 31,
                                                                          2002                  2001
                                                                       -------------         ------------
     Foamex L.P. Credit Facility                                                 (thousands)
       Term Loan B (1)                                                  $ 39,262              $ 76,139
       Term Loan C (1)                                                    35,693                69,218
       Term Loan D (1)                                                    51,700               100,259
       Term Loan E (1)                                                    16,290                     -
       Term Loan F (1)                                                    19,243                     -
       Revolving credit facility (1)                                           -               125,000
     10 3/4% Senior secured notes due 2009 (2) (5)                       314,754                     -
     9 7/8% Senior subordinated notes due 2007 (2)                       148,500               150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $2,868 and $6,515 of unamortized debt premium) (2)                 54,453               104,515
     Industrial revenue bonds (3)                                          7,000                 7,000
     Other (net of unamortized debt discount of $211 in 2002
       and $281 in 2001)                                                   1,083                 2,574
                                                                        --------              --------
                                                                         687,978               634,705

     Less current portion                                                    429                 4,023
                                                                        --------              --------

     Long-term debt-unrelated parties                                   $687,549              $630,682
                                                                        ========              ========

     The components of related party long-term debt are listed below.

                                                                       September 29,         December 31,
                                                                          2002                  2001
                                                                       -------------         ------------
                                                                                  (thousands)
     Note payable to Foam Funding LLC (4)                               $      -              $ 31,590

     Less current portion                                                      -                14,040
                                                                        --------              --------

     Long-term debt - related party                                     $      -              $ 17,550
                                                                        ========              ========

     (1) Subsidiary debt of Foamex L.P., guaranteed by Foamex International and FMXI, Inc.
     (2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
     (3)  Subsidiary debt of Foamex L.P.
     (4)  Subsidiary debt of Foamex Carpet.
     (5) Includes $14.8 million of deferred credit on interest rate swap transactions at September 29, 2002.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

     On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes") and amended the Foamex L.P. Credit Facility (the "Amended Credit Facility"). Under the Amended Credit Facility, Foamex L.P. may borrow up to $262.2 million, consisting of $162.2 million of term loans and a $100.0 million revolving credit facility. Net proceeds from the Senior Secured Notes of $280.0 million were used to repay a portion of the debt outstanding under the Foamex L.P. Credit Facility. The $31.6 million note payable to a related party, Foam Funding LLC, was repaid with the initial proceeds of a new term loan under the Amended Credit Facility. Additionally, financial covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and the current business environment of Foamex L.P. Under the covenants contained in the Senior Secured Notes and the Amended Credit Facility, Foamex L.P. was able to spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior subordinated notes. In July and August 2002, Foamex L.P. utilized $48.5 million to purchase and retire $49.0 million of its 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of its 9 7/8% senior subordinated notes.

     Amended Credit Facility
     -----------------------

     The Amended Credit Facility consists of (1) the new revolving credit facility, which is a non-amortizing revolving credit facility provided by a new syndicate of lenders (the "New Revolving Credit Facility"), which provides working capital for Foamex L.P. and its subsidiary guarantors and funding for other general corporate purposes, (2) Term B, C, and D loans, (3) a new Term E Loan in the initial amount of $31.6 million, the proceeds of which were borrowed at closing and used to repay in full the obligations outstanding under the note payable to Foam Funding LLC, and (4) a new Term F Loan in the initial amount of $25.0 million, the proceeds of which were borrowed at closing and used to repay indebtedness outstanding under the revolving credit facility. The remaining obligations outstanding under the revolving credit facility were repaid with a portion of the proceeds from the issuance of the 10 3/4% Senior Secured Notes as described below.

     The commitments under the New Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit). At September 29, 2002, Foamex L.P. had available borrowings of $79.2 million and letters of credit outstanding of $20.8 million.

     A portion of the net proceeds from the 10 3/4% Senior Secured Notes was used to repay a portion of the existing term loans, the Term E Loan and the Term F Loan. Loans made under the New Revolving Credit Facility will mature and the commitments under them will terminate on June 30, 2005. The Term B Loan, the Term E Loan and the Term F Loan will mature on June 30, 2005, the Term C Loan will mature on June 30, 2006 and the Term D Loan will mature on December 29, 2006. Each of the Term Loans will be subject to amortization on a quarterly basis; however, after giving effect to the prepayments of the Term Loans, quarterly amortization payments will commence for the Term B Loan, the Term E Loan and the Term F Loan in 2004, for the Term C Loan in 2005 and for the Term D Loan in 2006.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

     Foamex L.P., FMXI, Inc. and each of Foamex L.P.'s domestic subsidiaries continue to guarantee the repayment of the obligations under the Amended Credit Facility. The Amended Credit Facility is secured by a first-priority lien (subject to permitted liens) on substantially the same collateral that secured the obligations under the prior Foamex L.P. credit facility, which includes substantially all of Foamex L.P.'s material tangible and intangible assets. In addition, all of the partnership interests, all of the capital stock or other equity interests of Foamex L.P.'s domestic subsidiaries (including Foamex Carpet) and 65% of the capital stock or other equity interests of Foamex L.P.'s first-tier foreign subsidiaries are pledged as part of the security for the obligations under the Amended Credit Facility.

     Borrowings under the Amended Credit Facility bear interest at a floating rate based upon (and including a margin over), at our option, (1) the higher of
(a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or (2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. The effective interest rates at September 29, 2002 for Term Loans B, C, D, E and F ranged between 6.75% and 7.13%. There were no revolving loans outstanding at September 29, 2002. The rates increase 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustment to the interest rates on borrowings are reset to zero. At September 29, 2002, the calculated leverage ratio was 6.38 to
1.00. Accordingly, an additional 25 basis point rate increase will become effective during the period ending December 29, 2002.

     The Amended Credit Facility contains affirmative and negative covenants that, subject to certain exceptions, are substantially similar to those contained in the prior credit facility. The Amended Credit Facility also includes the following financial covenants, as defined therein: (1) a minimum net worth test; (2) a minimum ratio of EBDAIT to cash interest expense; (3) a minimum ratio of EBDAIT to fixed charges; and (4) a maximum ratio of funded debt to EBDAIT. These covenants are substantially the same as those contained in the prior credit facility with appropriate changes to take into account the issuance of the Senior Secured Notes and the contribution of Foamex Carpet to Foamex L.P. The Amended Credit Facility also requires the refinancing of the 13 1/2% senior subordinated notes on or prior to March 1, 2005.

     The Amended Credit Facility contains events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, inaccuracy of representations and warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, ERISA, material judgments and change of control. Certain of these events of default are subject to grace periods and materiality qualifications. See the Debt Covenants section of this Note.

     Foamex Carpet Credit Facility
     -----------------------------

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

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Amended Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Amended Credit Facility. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1 beginning October 1, 2002. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest and liquidated damages,

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, as defined, if any, if there is such a "change of control".

     Foamex L.P. was required to cause a registration statement under the Securities Act of 1933 to be effective within 180 days of March 25, 2002. Foamex L.P. has filed the registration statement, but it is not yet effective and therefore Foamex L.P. is liable for liquidated damages from September 23, 2002 until the date the registration statement becomes effective. The liquidated damages are at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days until a maximum of $150,000 per week is reached.

     Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of Foamex L.P.'s 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of Foamex L.P.'s 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for net cash proceeds of $18.4 million. The unwinding resulted in a deferred credit of $14.8 million which will be amortized through April 1, 2009, using the effective interest rate method.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At September 29, 2002 the redemption price is 103.375% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 29, 2002, the interest rate was 1.55% on the $1.0 million bond and 1.70% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $11.0 million at September 29, 2002.

Other

     Other debt at December 31, 2001 included a term loan owed by a majority-owned Mexican subsidiary, Foamex de Cuautitlan S.A. de C.V. Quarterly principal payments were due on the term loan through its maturity in May 2002. Also included in other debt is a non-interest bearing promissory note with a principal amount of $1.2 million at September 29, 2002 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70% in 2001. The promissory note had unamortized discount of $0.2 million at September 29, 2002.

Related Party - Note Payable to Foam Funding LLC

     Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC, a subsidiary of Trace International Holdings, Inc. ("Trace"). Principal was payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest was based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note was convertible into LIBOR based loans plus 3.25%.

     Amounts outstanding were collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002.

Debt Covenants

     The indentures, the Foamex L.P. Amended Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P.'s subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of September 29, 2002, Foamex International could be paid funds by Foamex L.P. and its subsidiaries, only to the extent to enable Foamex International to meet its tax payment liabilities and its normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT (continued)

     On October 16, 2002, Foamex L.P. announced that it had obtained a waiver from its bank lenders of its financial covenants for the period ended September 29, 2002. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. will be subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. In addition, Foamex L.P. was subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and was in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of November 15, 2002, the borrowing base calculation does not limit borrowings under the Amended Credit Facility.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of September 29, 2002 are shown below (thousands):

     Quarter ending December 29, 2002                              $     64
     2003                                                               379
     2004                                                            33,787
     2005                                                           108,393
     2006                                                            73,444
     Thereafter                                                     454,500
                                                                   --------
                                                                    670,567

     Unamortized debt premium/discount and deferred credit, net      17,411
                                                                   --------

     Total                                                         $687,978
                                                                   ========

7.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                           Quarter Ended                Three Quarters Ended
                                                   -------------------------------  -----------------------------
                                                   September 29,     September 30,  September 29,   September 30,
                                                       2002              2001           2002            2001
                                                   -------------     -------------  -------------   -------------
                                                                           (thousands)
     Net income (loss)                              $(10,394)          $ 8,160        $(69,196)        $26,922
     Foreign currency translation adjustments           (631)           (1,178)           (597)         (1,065)
     Pension liability adjustments                         -           (14,653)              -         (14,653)
                                                    --------           -------        --------         -------
     Total comprehensive income (loss)              $(11,025)          $(7,671)       $(69,793)        $11,204
                                                    ========           =======        ========         =======

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   SEGMENT RESULTS (continued)

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products      Products       Other         Total
                                       --------    --------     ----------     ---------     -------      ---------
                                                                (thousands)
Quarter ended September 29, 2002
Net sales                              $121,773     $61,105      $120,151       $30,500      $7,294       $340,823
Income (loss) from operations             1,160      (4,680)        4,745         2,463         651          4,339
Depreciation and amortization             3,347       1,639         1,046           930         552          7,514

Quarter ended September 30, 2001
Net sales                              $132,380     $61,145       $95,683       $29,518      $7,440       $326,166
Income (loss) from operations            21,883      (3,203)        5,151         4,602      (2,478)        25,955
Depreciation and amortization             4,251       2,045         1,303           821         434          8,854

Three Quarters ended September 29, 2002
Net sales                              $358,384    $174,338      $348,282       $94,889     $24,890     $1,000,783
Income (loss) from operations            23,004      (8,937)       21,727        16,258      (2,228)        49,824
Depreciation and amortization            11,778       5,118         3,012         2,221       1,616         23,745

Three Quarters ended September 30, 2001
Net sales                              $381,867    $172,363      $281,052       $81,656     $25,396       $942,334
Income (loss) from operations            52,814      (5,162)       17,653        18,584      (4,418)        79,471
Depreciation and amortization            11,909       6,130         3,641         2,428       1,340         25,448

9.   RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the three quarters ended September 29, 2002, Foamex Carpet paid $0.7 million of interest and $31.6 million of principal on a note payable to Foam Funding LLC, a subsidiary of Trace. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002.

     During the quarter ended September 30, 2001, Foamex Carpet paid $0.6 million of interest and $3.5 million of principal on a note payable to Foam Funding LLC. During the three quarters ended September 30, 2001, Foamex Carpet paid $2.5 million of interest and $8.8 million of principal on a note payable to Foam Funding LLC.

Other

     In July 2002, pursuant to the terms of an existing agreement, Foamex L.P. acquired the 5.0% stock interest in Foamex de Mexico S. A. de C. V. which had been held by the general director of Foamex de Mexico S.A. de C.V. for $1.0 million.

     Effective July 22, 2002, a member of the Foamex International Board of Directors became an officer of Foamex L.P. at an annual salary of at least $0.4 million plus a target annual bonus of 75.0% of base salary of which 80.0% is guaranteed in any given year. Additionally under the employment agreement, the director has the right to terminate employment and receive termination benefits under certain conditions, including Foamex L.P.'s failure to purchase a business owned by the director. Since Foamex L.P. did not enter into a definitive agreement to purchase the business by October 31, 2002, the director has the option to terminate the employment agreement within 90 days. During the quarter ended September 29, 2002, Foamex L.P. has accrued a liability of $0.3 million for consulting fees payable to such company and has engaged that company to provide future consulting services to assist its Asian operations.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

     On August 8, 2002, Foamex L.P. entered into an agreement with a member of the Foamex International Board of Directors to provide consulting services in connection with potential strategic business opportunities in Asia at an annual cost of $0.2 million.

10.  COMMITMENTS AND CONTINGENCIES

     Litigation - Foamex International Shareholders
     ----------------------------------------------

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

     In April 2002, Foamex International was informed that the period for the objectors to the settlement of the Delaware Action to appeal had expired without an appeal filed. Foamex International subsequently received insurance proceeds pursuant to the settlement. After the payment of certain expenses, Foamex International recorded income from the settlement proceeds of $0.9 million in the three quarters ended September 29, 2002.

Litigation - Breast Implants

     As of November 6, 2002, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 1,167 recipients of breast implants in various United States courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the courts. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with counsel to Foamex L.P., and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to Foamex L.P.'s consolidated financial position or results of operations. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of Foamex L.P.

     Litigation - Other
     ------------------

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

     As of September 29, 2002, Foamex L.P. had accrued approximately $0.4 million for litigation and other legal matters in addition to the environmental matters discussed below.

     Environmental and Health and Safety
     -----------------------------------

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 29, 2002, Foamex L.P. had accruals of approximately $2.7 million for environmental matters, including approximately $2.2 million related to remediating and monitoring soil and groundwater contamination and approximately $0.5 million related to PRP sites and other matters.

     The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPF(SM) and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, Foamex L.P. is in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. Foamex L.P. does not believe that this standard, if adopted, will require Foamex L.P. to make material expenditures.

     Foamex L.P. has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. During 2000, Foamex L.P.
reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     Foamex L.P. has either upgraded or closed all underground storage tanks at Foamex L.P.'s facilities in accordance with applicable regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  COMMITMENTS AND CONTINGENCIES (continued)

information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

     In 2002, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $1.5 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Other

     In October 2001, Foamex L.P. experienced a fire at one of its manufacturing facilities. Costs relating to the fire aggregate approximately $1.2 million.
Foamex L.P. has filed a claim with its insurance carrier and believes it will recover substantially all costs in excess of a deductible of $0.2 million. The net recoverable amount of $1.0 million is included in other current assets in the condensed consolidated balance sheet at September 29, 2002.

     During the fourth quarter of 2001, Foamex L.P. discovered that some mattresses containing foam supplied by Foamex L.P. had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. The supplier has advised Foamex L.P. that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. Foamex L.P. received claims from some of its customers for costs purportedly associated with the odorous foam, and has reached agreement with this chemical supplier regarding the terms of and manner in which this supplier will reimburse Foamex L.P. for certain obligations it may have to its customers relating to these claims, as well as for certain internal costs. Under this agreement, this supplier agreed to pay Foamex L.P. a fixed sum in exchange for eliminating certain future claims Foamex L.P. may have against this supplier and Foamex L.P. is obligated to indemnify this supplier for certain claims that may be brought against it by others, including Foamex L.P.'s customers. The ultimate amounts of these third party claims are uncertain. This supplier's settlement with Foamex L.P. is insufficient to cover payments made or payments that may be required to third parties in respect of their claims or to cover all of Foamex L.P.'s related internal costs.

11.  GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the Senior Secured Notes are guaranteed by Foamex L.P.'s wholly-owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of September 29, 2002 and December 31, 2001 and the condensed consolidating statements of operations for the quarter and three quarters ended September 29, 2002 and September 30, 2001; and the condensed consolidating statements of cash flows for the three quarters ended September 29, 2002 and September 30, 2001 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet Cushion LLC, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  GUARANTOR INFORMATION (continued)

                      Condensed Consolidating Balance Sheet
                            As of September 29, 2002

                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
Assets                                                                       (thousands)
   Current assets                                $41,185      $30,947          $310,374      $ (26,271)     $356,235
   Investment in subsidiaries                     13,491            -            40,036        (53,527)            -
   Property, plant and equipment, net              6,390       21,962           161,354              -       189,706
   Goodwill                                        3,164        6,690           119,237              -       129,091
   Debt issuance costs                                 -            -            34,603              -        34,603
   Other assets                                   13,746        1,671            45,478        (28,685)       32,210
                                                 -------      -------          --------      ---------      --------
     Total assets                                $77,976      $61,270          $711,082      $(108,483)     $741,845
                                                 =======      =======          ========      =========      ========

Liabilities and Partners' Deficiency
   Current liabilities                           $41,083      $21,160          $225,554      $ (23,260)     $264,537
   Long-term debt                                 29,324            -           686,910        (28,685)      687,549
   Other liabilities                               1,554          790            43,686               -       46,030
                                                 -------      -------          --------      ---------      --------
     Total liabilities                            71,961       21,950           956,150        (51,945)      998,116
   Partners' deficiency                            6,015       39,320          (245,068)       (56,538)     (256,271)
                                                 -------      -------          --------      ---------      --------
     Total liabilities and partners' deficiency  $77,976      $61,270          $711,082      $(108,483)     $741,845
                                                 =======      =======          ========      =========      ========


                      Condensed Consolidating Balance Sheet
                             As of December 31, 2001

                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
Assets                                                                       (thousands)
   Current assets                               $ 39,421      $31,389         $263,240       $(23,415)      $310,635
   Investment in subsidiaries                     14,824            -           48,268        (63,092)             -
   Property, plant and equipment, net              6,743       24,780          169,274              -        200,797
   Goodwill                                       32,774        6,989          169,740              -        209,503
   Debt issuance costs                             2,783            -           10,907              -         13,690
   Other assets                                    6,271        1,351           25,403              -         33,025
                                                --------      -------         ---------      ---------      --------
     Total assets                               $102,816      $64,509         $686,832       $(86,507)      $767,650
                                                ========      =======         =========      =========      ========
Liabilities and Partners' Deficiency
   Current liabilities                          $ 50,070      $25,908         $192,411       $(21,395)      $246,994
   Long-term debt                                 18,619            -          629,613              -        648,232
   Other liabilities                               3,389          785           46,378              -         50,552
                                                --------      -------         --------       --------       --------
     Total liabilities                            72,078       26,693          868,402        (21,395)       945,778
   Partners' deficiency                           30,738       37,816         (181,570)       (65,112)      (178,128)
                                                --------      -------         --------       --------       --------
     Total liabilities and partners' deficiency $102,816      $64,509         $686,832       $(86,507)      $767,650
                                                ========      =======         ========       ========       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the quarter ended September 29, 2002

                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
                                                                             (thousands)
Net sales                                        $62,594       $27,453        $295,004       $(44,228)      $340,823

Cost of goods sold                                57,656        25,625         271,682        (44,228)       310,735
                                                 -------       -------        --------       --------       --------
   Gross profit                                    4,938         1,828          23,322              -         30,088

Selling, general and administrative
   expenses                                        2,889         1,841          24,693              -         29,423

Restructuring, impairment and other
   charges (credits)                                 225             -          (3,899)             -         (3,674)
                                                 -------       -------        --------       --------       --------

Income (loss) from operations                      1,824           (13)          2,528              -          4,339

Interest and debt issuance expense                   332            78          16,424           (324)        16,510

Equity in undistributed earnings
   of affiliates                                    (873)            -           2,096           (837)           386

Other income (expense), net                          509            74             111           (324)           370
                                                 -------       -------        --------       --------       --------
Income (loss) before provision (benefit)
   for income taxes                                1,128           (17)        (11,689)          (837)       (11,415)

Provision (benefit) for income taxes                (413)          687             115              -            389
                                                 -------       -------        --------       --------       --------
Income (loss) before extraordinary items           1,541          (704)        (11,804)          (837)       (11,804)

Extraordinary items                                    -             -           1,410              -          1,410
                                                 -------       -------        --------       --------       --------
Net income (loss)                                $ 1,541       $  (704)       $(10,394)      $   (837)      $(10,394)
                                                 =======       =======        ========       ========       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the quarter ended September 30, 2001

                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
                                                                             (thousands)
Net sales                                        $58,665      $27,274        $283,115       $(42,888)      $326,166

Cost of goods sold                                53,774       23,688         244,183        (42,888)       278,757
                                                 -------      -------        --------       --------       --------
   Gross profit                                    4,891        3,586          38,932              -         47,409

Selling, general and administrative
   expenses                                        3,776        1,836          15,590              -         21,202

Restructuring, impairment and other
   charges                                            14            -             238              -            252
                                                 -------      -------        --------       --------       --------
Income from operations                             1,101        1,750          23,104              -         25,955

Interest and debt issuance expense                   962           62          14,479              -         15,503

Equity in undistributed earnings
   of affiliates                                     254            -           1,207         (1,514)           (53)

Other income (expense), net                         (437)           3            (758)             -         (1,192)
                                                 -------      -------        --------       --------       --------
Income (loss) before provision (benefit)
   for income taxes                                  (44)       1,691           9,074         (1,514)         9,207

Provision (benefit) for income taxes                 (84)         217             914              -          1,047
                                                 -------      -------        --------       --------       --------
Net income                                       $    40      $ 1,474        $  8,160       $ (1,514)      $  8,160
                                                 =======      =======        ========       ========       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 29, 2002


                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
                                                                             (thousands)
Net sales                                       $179,383      $87,225        $862,969      $(128,794)    $1,000,783

Cost of goods sold                               166,739       78,593         770,533       (128,794)       887,071
                                                --------      -------        --------      ---------     ----------
   Gross profit                                   12,644        8,632          92,436              -        113,712

Selling, general and administrative
   expenses                                        9,209        5,112          54,779              -         69,100

Restructuring, impairment and other
   charges (credits)                                 225            -          (5,437)             -         (5,212)
                                                --------      -------        --------      ---------     ----------
Income from operations                             3,210        3,520          43,094              -         49,824

Interest and debt issuance expense                 1,072          204          47,355           (478)        48,153

Equity in undistributed earnings
   of affiliates                                     588            -         (26,174)        27,100          1,514

Other income (expense), net                          460          182               2           (478)           166
                                                --------      -------        --------      ---------     ----------
Income (loss) before provision (benefit)
   for income taxes                                3,186        3,498         (30,433)        27,100          3,351

Provision (benefit) for income taxes                (452)       1,894             139              -          1,581
                                                --------      -------        --------      ---------     ----------
Income (loss) before extraordinary items
   and accounting change                           3,638        1,604         (30,572)        27,100          1,770

Extraordinary items                               (2,398)           -            (396)             -         (2,794)

Cumulative effect of accounting change           (29,944)           -         (38,228)             -        (68,172)
                                                --------      -------        --------      ---------     ----------
Net income (loss)                               $(28,704)     $ 1,604        $(69,196)     $  27,100     $  (69,196)
                                                ========      =======        ========      =========     ==========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 30, 2001

                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
                                                                             (thousands)
Net sales                                       $176,829      $87,448        $806,615      $(128,558)      $942,334

Cost of goods sold                               159,489       75,705         697,217       (128,558)       803,853
                                                --------      -------        --------      ---------       --------
   Gross profit                                   17,340       11,743         109,398              -        138,481

Selling, general and administrative
   expenses                                       10,998        5,001          42,807              -         58,806

Restructuring, impairment and other
   charges                                            13            -             191               -           204
                                                --------      -------        --------      ---------       --------
Income from operations                             6,329        6,742          66,400              -         79,471

Interest and debt issuance expense                 3,370          210          45,520              -         49,100

Equity in undistributed earnings
   of affiliates                                   3,668            -           7,651        (10,709)           610

Other income (expense), net                         (507)           2          (1,005)             -         (1,510)
                                                --------      -------        --------      ---------       --------
Income before provision for income
   taxes                                           6,120        6,534          27,526        (10,709)        29,471

Provision for income taxes                           518        1,427             604              -          2,549
                                                --------      -------        --------      ---------       --------
Net income                                      $  5,602      $ 5,107        $ 26,922      $ (10,709)      $ 26,922
                                                ========      =======        ========      =========       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 29, 2002

                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
                                                                             (thousands)
Cash Flows from Operating Activities
   Net income (loss)                            $(28,704)       $ 1,604        $(69,196)      $ 27,100      $(69,196)
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities            33,230         (4,608)         61,502        (27,199)       62,925
                                                --------        -------        --------       --------      --------
   Net cash provided by (used in)
     operating activities                          4,526         (3,004)         (7,694)           (99)       (6,271)
                                                --------        -------        --------       --------      --------

Cash Flows from Investing Activities
   Capital expenditures                             (390)          (541)        (11,045)            99       (11,877)
   Repayment of revolving loan by partner              -              -           2,490              -         2,490
   Intercompany investing activities                 135              -         (24,620)        24,485             -
   Other                                               -              -          (4,184)             -        (4,184)
                                                --------        -------        --------       --------      --------
   Net cash used in investing activities            (255)          (541)        (37,359)        24,584       (13,571)
                                                --------        -------        --------       --------      --------

Cash Flows from Financing Activities
   Net repayments of revolving loans                   -              -        (125,000)             -      (125,000)
   Proceeds from long-term debt                        -              -         356,590              -       356,590
   Repayments of long-term debt                     (135)        (1,304)       (188,621)             -      (190,060)
   Repayments of long-term debt--
     related party                               (31,590)             -               -              -       (31,590)
   Increase (decrease) in intercompany note       24,485              -               -        (24,485)            -
   Increase in cash overdrafts                     1,392              -          19,816              -        21,208
   Debt issuance costs                                 -              -         (25,491)             -       (25,491)
   Interest rate swaps                                 -              -          14,821              -        14,821
   Other financing activities                          -              -             105              -           105
                                                --------        -------        --------       --------      --------
   Net cash provided by (used in)
     financing activities                         (5,848)        (1,304)         52,220        (24,485)       20,583
                                                --------        -------        --------       --------      --------

Net increase (decrease) in cash and
     cash equivalents                             (1,577)        (4,849)          7,167              -           741

Cash and cash equivalents at
   beginning of period                             2,758          7,163           5,138              -        15,059
                                                --------        -------        --------       --------      --------

Cash and cash equivalents at
   end of period                                $  1,181        $ 2,314        $ 12,305       $      -      $ 15,800
                                                ========        =======        ========       ========      ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 30, 2001

                                                                             Foamex L.P.                 Consolidated
                                               Guarantors   Nonguarantors     (Parent)     Eliminations   Foamex L.P.
                                               ----------   -------------    -----------   ------------  ------------
                                                                             (thousands)
Cash Flows from Operating Activities
   Net income                                   $  5,602        $ 5,107        $ 26,922       $(10,709)     $ 26,922
   Total adjustments to reconcile net
     income to net cash provided by
     operating activities                          3,792            292          33,329         10,709        48,122
                                                --------        -------        --------       --------      --------
   Net cash provided by
     operating activities                          9,394          5,399          60,251              -        75,044
                                                --------        -------        --------       --------      --------

Cash Flows from Investing Activities
   Capital expenditures                             (190)          (755)        (16,297)            83       (17,159)
   Acquisition                                         -              -         (14,827)             -       (14,827)
   Other investing activities                          -              -           2,242            (83)        2,159
                                                --------        -------        --------       --------      --------
   Net cash used in
     investing activities                           (190)          (755)        (28,882)             -       (29,827)
                                                --------        -------        --------       --------      --------

Cash Flows from Financing Activities
   Net repayments of revolving loans                   -              -         (27,881)             -       (27,881)
   Repayments of long-term debt                        -         (1,955)         (4,555)             -        (6,510)
   Repayments of long-term debt
     related parties                              (8,775)             -               -              -        (8,775)
   Increase in cash overdrafts                       354              -           8,075              -         8,429
   Other, net                                         (5)             -          (5,952)             -        (5,957)
                                                --------        -------        --------       --------      --------
   Net cash used in financing activities          (8,426)        (1,955)        (30,313)             -       (40,694)
                                                --------        -------        --------       --------      --------

Net increase in cash and cash equivalents            778          2,689           1,056              -         4,523

Cash and cash equivalents at
   beginning of period                             1,986          1,821           1,066              -         4,873
                                                --------        -------        --------       --------      --------

Cash and cash equivalents at
   end of period                                $  2,764        $ 4,510        $  2,122       $      -      $  9,396
                                                ========        =======        ========       ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain  statements in this  Management's  Discussion  and Analysis of Financial
Condition  and  Results  of  Operations  are  forward-looking   statements.  See
"Forward-Looking Statements".

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other      Total
                                       --------    --------     ----------     ----------   ---------  ---------
                                                                   (thousands)
Quarter ended September 29, 2002
Net sales                              $121,773     $61,105      $120,151       $30,500      $7,294     $340,823
Income (loss) from operations             1,160      (4,680)        4,745         2,463         651        4,339
Depreciation and amortization             3,347       1,639         1,046           930         552        7,514
Income (loss) from operations
   as a percentage of net sales             1.0%       (7.7)%         3.9%          8.1%       n.m.*         1.3%

Quarter ended September 30, 2001
Net sales                              $132,380     $61,145       $95,683       $29,518      $7,440     $326,166
Income (loss) from operations            21,883      (3,203)        5,151         4,602      (2,478)      25,955
Depreciation and amortization             4,251       2,045         1,303           821         434        8,854
Income (loss) from operations
   as a percentage of net sales            16.5%       (5.2)%         5.4%         15.6%       n.m.*         8.0%

* not meaningful

Income from Operations

     Net sales for the quarter ended September 29, 2002 increased 4.5% to $340.8 million from $326.2 million in the quarter ended September 30, 2001. The increase was primarily attributable to improved sales in the Automotive Products segment, partially offset by lower sales in the Foam Products segment.

     The gross profit margin was $30.1 million, or 8.8%, in the quarter ended September 29, 2002 compared to $47.4 million, or 14.5%, in the comparable 2001 period. Higher raw material costs primarily as a result of 20.0% to 25.0% increases in the price of chemicals from major suppliers effective in June 2002 reduced the gross profit margin by approximately $10.0 million compared to the quarter ended September 30, 2001. The gross profit margin was further reduced by higher manufacturing costs primarily related to unfavorable yields and production mix in the Foam Products segment.

     Selling, general and administrative expenses increased by $8.2 million, or 38.8%, which included $3.3 million of organizational and proposed public offering costs related to the formation of Symphonex Inc., a proposed new subsidiary which would have included the Technical Products segment. The proposed public offering of Symphonex Inc. has been deferred indefinitely. Selling, general and administrative expenses also include $1.1 million of costs associated with the proposed sale of the Carpet Cushion Products segment which was subsequently terminated. The remainder of the increase was primarily due to higher professional service fees and employee related expenses partially offset by reduced goodwill amortization and lower bad debt expense.

     The quarter ended September 29, 2002 includes restructuring, impairment and other credits of $3.7 million (see note 4 to the condensed consolidated financial statements). The quarter ended September 30, 2001 included restructuring, impairment and other charges of $0.3 million.

     Income from operations for the quarter ended September 29, 2002 was $4.3 million, which represented an 83.3% decrease from the $26.0 million reported during the comparable 2001 period. Income from operations was 1.3% of net sales in 2002 compared to 8.0% of net sales in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Foam Products

     Foam Products net sales for the quarter ended September 29, 2002 decreased 8.0% to $121.8 million from $132.4 million in the comparable 2001 period. The decrease primarily reflected reduction in business from a major bedding manufacturer. Income from operations decreased 94.7%, to $1.2 million in the quarter ended September 29, 2002 from $21.9 million in the comparable 2001 period primarily due to increased raw material costs, lower net sales, higher manufacturing costs and higher selling, general and administrative expenses. Income from operations was 1.0% of net sales in 2002, down from 16.5% in 2001.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended September 29, 2002 were equal to the $61.1 million in the comparable 2001 period. Foamex L.P. was able to maintain its market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Loss from operations, which included $1.1 million of expenses in 2002 associated with the proposed sale of the business which was subsequently terminated, represented 7.7% of net sales in 2002 compared to 5.2% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for the quarter ended September 29, 2002 increased 25.6% to $120.2 million from $95.7 million in the comparable 2001 period. The improvement reflected a continued high build rate for new cars and new product programs. Despite the increase in sales, income from operations declined due to higher raw material costs. Income from operations represented 3.9% of net sales in 2002 compared to 5.4% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in the quarter ended September 29, 2002 increased 3.3% to $30.5 million from $29.5 million in the comparable 2001 period. Income from operations decreased 46.5% to $2.5 million in the 2002 period compared to $4.6 million in the 2001 period primarily due to costs related to Symphonex Inc. Income from operations represented 8.1% of net sales in 2002 compared to 15.6% in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). Income from operations was $0.7 million in the quarter ended September 29, 2002. The loss from operations in the third quarter of 2001 was $2.5 million. The quarter ended September 29, 2002 included restructuring, impairment and other credits of $3.7 million while the quarter ended September 30, 2001 included restructuring, impairment and other charges of $0.3 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $16.5 million in the quarter ended September 29, 2002, which represented a 6.5% increase from the comparable 2001 period expense of $15.5 million. The increase was attributable to higher debt levels as a result of the refinancing completed on March 25, 2002.

     Income from Equity Interest in Joint Venture

     The income from an equity interest in an Asian joint venture was $0.4 million for the quarter ended September 29, 2002 compared to a loss of $0.1 million in the comparable 2001 period. Foamex L.P. has a 70% ownership interest in the joint venture in 2002 compared to a 49% ownership in 2001.

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

     Extraordinary Items, Net of Income Taxes

     In the quarter ended September 29, 2002, Foamex L.P. purchased $49.0 million of its 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of its 9 7/8% senior subordinated notes resulting in an extraordinary gain of $1.4 million.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 2002 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 30, 2001

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other      Total
                                       --------    --------     ----------     ----------   ---------  ---------
                                                                   (thousands)
Three Quarters ended September 29, 2002
Net sales                               $358,384    $174,338      $348,282       $94,889    $24,890   $1,000,783
Income (loss) from operations             23,004      (8,937)       21,727        16,258     (2,228)      49,824
Depreciation and amortization             11,778       5,118         3,012         2,221      1,616       23,745
Income (loss) from operations
   as a percentage of net sales              6.4%       (5.1)%         6.2%         17.1%       n.m.*        5.0%

Three Quarters ended September 30, 2001
Net sales                               $381,867    $172,363      $281,052       $81,656    $25,396     $942,334
Income (loss) from operations             52,814      (5,162)       17,653        18,584     (4,418)      79,471
Depreciation and amortization             11,909       6,130         3,641         2,428      1,340       25,448
Income (loss) from operations
   as a percentage of net sales             13.8%       (3.0)%         6.3%         22.8%       n.m.*        8.4%

* not meaningful

Income from Operations

     Net sales for the three quarters ended September 29, 2002 increased 6.2% to $1,000.8 million from $942.3 million in the three quarters ended September 30, 2001. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Foam Products segment. The improvement in sales partially reflected the impact of sales related to the acquisition discussed in Note 2 to the condensed consolidated financial statements.

     The gross profit margin was $113.7 million, or 11.4%, in the three quarters ended September 29, 2002 compared to $138.5 million, or 14.7%, in the comparable 2001 period. Higher raw material costs primarily as a result of 20.0% to 25.0% increases in the price of chemicals from major suppliers during the three quarters ended September 29, 2002 reduced the gross profit margin by approximately $12.0 million compared to the comparable 2001 period. The gross profit margin was further reduced by higher manufacturing costs in the Foam Products segment, primarily related to odorous foam issues in the two quarters ended June 30, 2002 and unfavorable yields and production mix.

     Selling, general and administrative expenses increased by $10.3 million, or 17.5%, which included $3.3 million of organizational and proposed public offering costs related to the formation of Symphonex Inc., a proposed new subsidiary which would have included the Technical Products segment. The proposed public offering of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Symphonex Inc. has been deferred indefinitely. Selling, general and administrative expenses also include $1.1 million of costs associated with the proposed sale of the Carpet Cushion Products segment which was subsequently terminated. The remainder of the increase was primarily due to higher professional service fees and employee related expenses, partially offset by reduced goodwill amortization and lower bad debt expense.

     The  three  quarters  ended  September  29,  2002  include   restructuring,
impairment and other credits of $5.2 million. The three quarters ended September 30, 2001 included restructuring, impairment and other charges of $0.2 million.

     Income from operations for the three quarters ended September 29, 2002 was $49.8 million, which represented a 37.3% decrease from the $79.5 million reported during the comparable 2001 period. Income from operations was 5.0% of net sales in 2002 compared to 8.4% of net sales in 2001.

     Foam Products

     Foam Products net sales for the three quarters ended September 29, 2002 decreased 6.1% to $358.4 million from $381.9 million in the comparable 2001 period. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001, discussed in Note 10 to the condensed consolidated financial statements. Income from operations decreased 56.4%, to $23.0 million in the three quarters ended September 29, 2002 from $52.8 million in the comparable 2001 period, primarily due to increased raw material costs, lower net sales, higher manufacturing costs and higher selling, general and administrative expenses. Income from operations was 6.4% of net sales in 2002, down from 13.8% in 2001.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended September 29, 2002 increased 1.1% to $174.3 million from $172.4 million in the comparable 2001 period. Foamex L.P. was able to increase its market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Loss from operations, which included expenses of $1.1 million in 2002 associated with the proposed sale of the business which was subsequently terminated, represented 5.1% of net sales in 2002 and 3.0% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for the three quarters ended September 29, 2002 increased 23.9% to $348.3 million from $281.1 million in the comparable 2001 period. The improvement primarily reflected a continued high build rate for new cars and new product programs. Income from operations represented 6.2% of net sales in 2002 and 6.3% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in the three quarters ended September 29, 2002 increased 16.2% to $94.9 million from $81.7 million in the comparable 2001 period. Higher sales primarily reflected sales from the acquisition of General Foam Corporation (see note 2 to the condensed consolidated financial statements). Income from operations decreased 12.5% to $16.3 million in the 2002 period compared to $18.6 million in the 2001 period. The decrease was primarily due to costs related to Symphonex Inc. Income from operations represented 17.1% of net sales in 2002 compared to 22.8% in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The 2.0% decrease in net sales associated with this segment primarily resulted from Foamex L.P.'s Mexico City operation. The loss from operations was $2.2 million in the three quarters ended September 29, 2002 and included restructuring, impairment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and other credits, discussed below. The loss from operations in the three quarters ended September 30, 2001 was $4.4 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $48.2 million in the three quarters ended September 29, 2002, which represented a 1.9% decrease from the comparable 2001 period expense of $49.1 million. The decrease was attributable to lower average debt levels and lower effective interest rates.

     Income from Equity Interest in Joint Venture

     The income from an equity interest in an Asian joint venture was $1.5 million for the three quarters ended September 29, 2002 compared to income of $0.6 million in the comparable 2001 period. Foamex L.P. has a 70% ownership interest in the joint venture in 2002 compared to a 49% ownership in 2001.

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

     Extraordinary Items, Net of Income Taxes

     In connection with the refinancing transaction completed on March 25, 2002, Foamex L.P. wrote off debt issuance costs associated with the early extinguishments of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary loss of $4.2 million, net of income taxes of $0.1 million. During July and August of 2002, Foamex L.P. purchased and retired $49.0 million of its 13 1/2% senior subordinated notes, including $2.5 million of unamortized debt premium, and $1.5 million of its 9 7/8% senior subordinated notes resulting in an extraordinary gain of $1.4 million.

     Cumulative Effect of Accounting Changes

     The cumulative effect of accounting changes in the three quarters ended September 29, 2002 includes a goodwill impairment charge of $68.2 million as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

Operational Reorganization Plan

     In December 2001, Foamex L.P. announced its Operational Reorganization Plan (the "Plan") to reduce operating costs and accelerate revenue growth. The Plan included plant rationalizations, salaried work force reductions, purchasing and logistics cost reductions, sales and marketing management and customer service centralization. Foamex L.P. recorded restructuring, impairment and other charges pursuant to the Plan of $35.4 million in the fourth quarter of 2001 and estimated that the Plan would result in incremental income from operations of approximately $20.0 million in 2002 and approximately $30.0 million in 2003. A total of 746 employees were expected to be terminated as a result of the Plan.

     During the first quarter of 2002, Foamex L.P. recorded a restructuring, impairment and other credit of $2.1 million for the collection of deferred rent receivable that was not included in the Plan. In addition, Foamex L.P. recorded a restructuring, impairment and other charge of $0.6 million for certain additional expenses related to the Plan. During the three quarters ended September 29, 2002, Foamex L.P. attempted a sale of its Carpet Cushion Products segment and management put certain Carpet Cushion Products segment facility closures included in the Plan on hold until the completion of sale negotiations. On October 4, 2002, Foamex L.P. announced that negotiations to sell the Carpet Cushion Products segment had been terminated. Management has reevaluated the Plan and determined that certain previously recorded amounts were no longer required. The net impact of such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reevaluation was a reversal of $3.7 million of previously recorded liabilities in the quarter ended September 29, 2002.

     Foamex L.P. expects to substantially complete the implementation of the Plan by December 29, 2002 and to spend approximately $8.4 million during the 52 weeks ending September 28, 2003. Foamex L.P. currently estimates that the Plan will result in savings of approximately $15.0 million in 2002 and approximately $27.0 million in 2003. As of September 29, 2002, Foamex L.P. had closed five facilities and terminated approximately 335 employees under the Plan.

     Additionally, in response to the recent significant deterioration in profitability, Foamex L.P. has and continues to reorganize its executive management and is in the process of reorganizing other areas of its business and corporate management. These activities are expected to result in the termination of additional employees, the closure of additional facilities and other actions that will result in the recording of exit costs, restructuring and other charges in the fourth quarter of 2002 in the range of approximately $5.0 million to $9.0 million including noncash charges of approximately $1.0 million to $2.0 million, once plans are finalized. If Foamex L.P. is successful in implementing these initiatives, Foamex L.P. anticipates additional savings from lower employee costs and operating efficiencies in the range of approximately $6.0 million to $8.0 million on an annualized basis.

Business Outlook

     Foamex L.P.'s major chemical suppliers increased prices by 20% to 25% effective in June 2002 and have increased prices by an additional 10% effective October 1, 2002. These actions have increased Foamex L.P.'s cost of chemicals, which are a major component in the manufacturing of foam, by 32% to 37%.

     Foamex L.P.'s efforts to recover increased chemical costs through increases in its own selling prices were largely unsuccessful in the third quarter due principally to competitive pressures and long term contracts with several major customers that limit Foamex L.P.'s pricing flexibility. Foamex L.P. anticipates that it will only be able to recover a portion of the chemical cost increases in the fourth quarter of 2002 and as a result, gross profit will be substantially lower than that reported in the fourth quarter of 2001.

     During 2003, Foamex L.P. anticipates that it will be able to implement selling price increases, primarily in the Foam Products segment, reduce its manufacturing costs and improve its supply chain management. However, there can be no assurance that these or other actions contemplated by management will be successful.

Liquidity and Capital Resources

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of interest on outstanding indebtedness and capital expenditures. Foamex L.P. believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. The ability of Foamex L.P. to make distributions to Foamex International is restricted by the terms of its financing agreements; therefore, Foamex International is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Cash and cash equivalents were $15.8 million at September 29, 2002 compared to $15.1 million at December 31, 2001. Working capital at September 29, 2002 was $91.7 million and the current ratio was 1.3 to 1 compared to working capital at December 31, 2001 of $63.6 million and a current ratio of 1.3 to 1. The increase in working capital is primarily due to increases in accounts receivable and inventories, partially offset by increases in accounts payable, accrued interest and cash overdrafts.

     Total debt at September 29, 2002 was $688.0 million, up $21.7 million from December 31, 2001, including a deferred credit of $14.8 million related to interest rate swap transactions. As of September 29, 2002, there were no revolving credit borrowings under the Foamex L.P. credit facility with $79.2 million available for borrowings and $20.8 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of September 29, 2002 under Foamex Canada's short-term revolving credit agreement, with unused availability of approximately $5.1 million. The increased debt balance reflects the issuance of $300.0 million of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10 3/4% Senior Secured Notes due 2009 on March 25, 2002, offset by $280.0 million of debt repayments from proceeds of the offering.

     In July and August 2002, Foamex L.P. repurchased $49.0 million of Foamex L.P.'s 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of Foamex L.P.'s 9 7/8% senior subordinated notes for a total purchase price of $48.5 million.

     On October 16, 2002, Foamex L.P. announced that it had obtained a waiver of its financial covenants under its Amended Credit Facility for the period ended September 29, 2002. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. will be subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. In addition, Foamex L.P. was subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and was in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of November 15, 2002, the borrowing base calculation does not limit borrowings under the Amended Credit Facility. The cost of obtaining the amendment aggregated approximately $4.1 million, including bank and legal fees.

     Management's current business plans anticipate customer selling price management in response to raw material cost changes, improved working capital management, reduced capital expenditures, successful implementation of on-going cost savings initiatives and improved operating efficiencies. There can be no assurance that Foamex L.P. will be successful in achieving its plans or
complying  with  the  amended  covenants.  Additionally,   compliance  with  the
financial covenants may not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a further waiver of or further amendment to such financial covenants, such noncompliance would constitute a default under the Amended Credit Facility , and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, Foamex L.P. will seek the lenders' further approval of amendments to, or waivers of, such financial covenants. Historically, Foamex L.P. has been able to renegotiate financial covenants and/or obtain waivers. Management currently believes such waivers and/or amendments may be difficult to obtain, if required. If amendments or waivers are not obtained, Foamex L.P. would be in default and lenders could demand immediate payment of Foamex L.P.'s outstanding debt under the Amended Credit Facility. In addition, it is possible that the holders of Foamex L.P.'s Senior Secured Notes and Senior Subordinated Notes could also demand immediate payment. Foamex L.P. may not be able to secure additional financing at a reasonable cost, or at all. The lack of financing would have a material adverse effect on Foamex L.P.'s financial position and would impair its ability to continue as a going concern.

     During the three quarters ended September 29, 2002, Foamex L.P. purchased, pursuant to the terms of an existing agreement, the 5% stock interest held by the director of Foamex de Mexico S.A. de C.V. for a cash payment of $1.0 million. In addition, during the quarter ended September 29, 2002, Foamex L.P. entered into an employment agreement with one director of Foamex International and a consulting agreement with another director of Foamex International. Payments under these agreements will aggregate at least $0.9 million on an annual basis.

     Foamex L.P. was required to cause a registration statement under the Securities Act of 1933 for its 10 3/4% Senior Secured Notes to be effective within 180 days of March 25, 2002. Foamex L.P. has filed the registration statement, but it is not yet effective and therefore Foamex L.P. is liable for liquidated damages from September 23, 2002 until the date the registration statement becomes effective. The liquidated damages are at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days until a maximum of $150,000 per week is reached.

     On October 1, 2002, Foamex L.P. paid $16.7 million of accrued interest on its 10 3/4% Senior Secured Notes. At November 15, 2002 available borrowings under the revolving credit facility were approximately $50.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of Foamex L.P.'s 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of Foamex L.P.'s 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for a net cash proceeds of $18.4 million. The unwinding resulted in a deferred credit of $14.8 million which will be amortized over the term of the 10 3/4% Senior Secured Notes, using the effective interest rate method.

     Cash Flow from Operating Activities

     Cash used for operating activities in the three quarters ended September 29, 2002 was $6.3 million compared to cash provided of $75.0 million in the comparable 2001 period reflecting lower operating results. Additionally, accounts receivable and inventories increased by $35.5 million and $23.0 million, respectively, in the three quarters ended September 29, 2002.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $13.6 million for the three quarters ended September 29, 2002. Cash requirements included capital expenditures of $11.9 million. In the three quarters ended September 30, 2001, cash used for investing activities was $29.8 million, which included $17.2 million of capital expenditures and $14.8 million for an acquisition. The estimated capital expenditures for the full year 2002 are expected to be approximately $16.0 million including $1.5 million for safety and environmental activities.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $20.6 million for the three quarters ended September 29, 2002 compared to cash used of $40.7 million in the comparable period of 2001. Foamex L.P. completed the offering of $300.0 million of the 10 3/4% Senior Secured Notes on March 25, 2002. Foamex L.P. used $280.0 million of net proceeds from these notes and $56.6 million of new term loans to repay revolving loans of $125.0 million, term loans of $140.0 million and long-term debt to a related party of $31.6 million. Cash requirements for the 2001 period, primarily reflected debt repayments, partially offset by an increase in cash overdrafts.

Other

     Environmental Matters

     Foamex L.P. is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with Foamex L.P.'s compliance with such laws and regulations did not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by Foamex L.P. in connection with environmental matters as of September 29, 2002 was $2.7 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess its potential exposure to all pending environmental matters, including those described in note 10 to Foamex L.P.'s condensed consolidated financial statements, Foamex L.P. believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position.

     Market Risk

     Foamex L.P.'s debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 29, 2002, indebtedness with variable interest rates aggregated $169.2 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, annual interest expense would increase by approximately $1.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The use of words in this Quarterly Report, such as "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions, is done to identify forward-looking statements on Foamex L.P.'s current expectations and projections about future results, and the actual results may differ materially from those anticipated in such statements. Forward-looking statements are affected by risks, uncertainties and assumptions that Foamex L.P. makes about, among other things, its ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, conditions in the capital markets, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production and housing starts, the completion of various restructuring/consolidation plans, the achievement of financial covenants, effective tax rates, realization of deferred tax assets, litigation and changes in environmental legislation and environmental conditions and other factors mentioned in this and other documents filed by Foamex L.P. with the Securities and Exchange Commission. Readers should be aware that any forward-looking statement made in this Quarterly Report, or elsewhere, speaks only as of the date on which it is made. Foamex L.P. assumes no obligation to update these forward-looking statements.

     Accounting Changes

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. An impairment loss for goodwill due to the initial application of SFAS No. 142 is discussed below. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in note 2 to the condensed consolidated financial statements, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by Foamex L.P. on January 1, 2002. The quarter and three quarters ended September 30, 2001 included goodwill amortization of $1.5 million and $4.5 million, respectively. On a pro forma basis, net income for the quarter and three quarters ended September 30, 2001 would have been $9.7 million and $31.4 million, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. Foamex L.P. completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Foamex L.P. identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, Foamex L.P. identified one reporting unit in the Foam Products segment and one reporting unit in the Carpet Cushion Products segment, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002 and the resulting impairment loss of $68.2 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to Foamex L.P.'s first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142.

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. Foamex L.P. expects that adoption of this Statement in 2003 will result in a reclassification of the extraordinary items recorded during the quarter and three quarters ended September 29, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

     Foamex L.P.'s management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Interim Chief Financial Officer completed their evaluation.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001. The information from note 10 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          10.1 Employment Agreement, dated as of August 20, 2002, by and between Foamex International Inc. and Thomas E. Chorman (incorporated herein by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement of Foamex L.P. and Foamex Capital Corporation on Form S-4, Registration No. 333-90632).

          10.2 Employment Agreement, dated as of August 20, 2002, by and between Foamex International Inc. and Peter W. Johnson (incorporated herein by reference to Exhibit 10.38 to Amendment No. 1 to the Registration Statement of Foamex L.P. and Foamex Capital Corporation on Form S-4, Registration No. 333-90632).

          10.3 Employment  Agreement,   dated  as  of  September  10,  2002  and
               effective as of July 22, 2002, by and between Foamex International Inc. and Virginia Kamsky (incorporated herein by reference to Exhibit 10.39 to Amendment No. 1 to the Registration Statement of Foamex L.P. and Foamex Capital Corporation on Form S-4, Registration No. 333-90632).

          10.4 Agreement with consultant dated August 9, 2002, by and between Foamex International Inc. and Raymond E. Mabus, Jr. (incorporated herein by reference to Exhibit 10.44 to Amendment No. 1 to the Registration Statement of Foamex L.P. and Foamex Capital Corporation on Form S-4, Registration No. 333-90632).

          10.5 Amendment No. 1, dated as of November 15, 2002, to the Credit Agreement, dated as of June 12, 1997, as amended and restated as of February 27, 1998, as further amended and restated as of June 29, 1999 and as further amended and restated as of March 25, 2002, by and among Foamex L.P., FMXI, Inc., the financial institutions party thereto from time to time as lenders (the "Lenders"), the financial institutions party thereto from time to time as issuing banks (the "Issuing Banks"), Citicorp USA, Inc., as administrative agent and as collateral agent for the Lenders and the Issuing Banks, and The Bank of Nova Scotia, as funding agent and as syndication agent for the Lenders and the Issuing Banks.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          (b Foamex L.P. filed the following Current Report on Form 8-K for the quarter ended September 29, 2002:

               On August 14, 2002, a report under Item 9, Regulation FD, concerning sworn statements of the principal executive officer and the principal financial officer in accordance with Order No. 4-460 of the United States Securities and Exchange Commission.

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



                                            FOAMEX L.P.
                                            By: FMXI, Inc.
                                                General Partner


Date:  November 15, 2002                    By:   /s/ George L. Karpinski
                                                  ----------------------------
                                                  George L. Karpinski
                                                  Vice President


                                            FOAMEX CAPITAL CORPORATION


Date:  November 15, 2002                    By:   /s/ George L. Karpinski
                                                  ----------------------------
                                                  George L. Karpinski
                                                  Vice President

                                  CERTIFICATION




I, Thomas E. Chorman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Foamex L.P. and Foamex Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002


/s/ Thomas E. Chorman
-----------------------
Thomas E. Chorman
Chief Executive Officer

                                  CERTIFICATION


I, George L. Karpinski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Foamex L.P. and Foamex Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 15, 2002


/s/ George L. Karpinski
-------------------------------
George L. Karpinski
Interim Chief Financial Officer