Form 10-Q/A
period 2002-09-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2003-03-28
CIK 890080, 890081

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


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                             05-0475617
          Delaware                                             22-3182164
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


1000 Columbia Avenue
Linwood, PA                                                       19061
-------------------------------                          -----------------------
(Address of principal                                          (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000

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

Foamex  L.P.  is filing  this Form  10-Q/A to restate  its  unaudited  condensed consolidated financial statements as of September 29, 2002 and for the three quarters then ended as discussed in Note 12 to the condensed consolidated financial statements. Foamex L.P. has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Three Quarters Ended September 29, 2002 (restated) and September 30, 2001                        3

              Condensed Consolidated Balance Sheets (unaudited) as of September 29, 2002
                (restated) and December 31, 2001                                                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Three Quarters
                Ended September 29, 2002 (restated) and September 30, 2001                                       5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                27

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   36

         Item 4.  Controls and Procedures.                                                                      36

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            37

         Item 6.  Exhibits and Reports on Form 8-K.                                                             37

Signatures                                                                                                      38

Certification of Chief Executive Officer                                                                        39

Certification of Chief Financial Officer                                                                        40

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Quarter Ended                Three Quarters Ended
                                                            ----------------------------  ------------------------------
                                                            September 29,  September 30,  September 29,   September 30,
                                                                2002           2001           2002            2001
                                                            -------------  -------------  -------------   --------------
                                                                         (thousands, except per share amounts)
                                                                                           (as restated
                                                                                           see Note 12)
NET SALES                                                     $340,823      $326,166         $1,000,783      $942,334

COST OF GOODS SOLD                                             310,735       278,757            887,071       803,853
                                                              --------      --------         ----------      --------

GROSS PROFIT                                                    30,088        47,409            113,712       138,481

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      29,423        21,202             69,100        58,806

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                            (3,674)          252             (5,212)          204
                                                              --------      --------         ----------      --------

INCOME FROM OPERATIONS                                           4,339        25,955             49,824        79,471

INTEREST AND DEBT ISSUANCE EXPENSE                              16,510        15,503             48,153        49,100

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURE                                                   386           (53)             1,514           610

OTHER INCOME (EXPENSE), NET                                        370        (1,192)               166        (1,510)
                                                              --------      --------         ----------      --------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                                (11,415)        9,207              3,351        29,471

PROVISION FOR INCOME TAXES                                         389         1,047              1,581         2,549
                                                              --------      --------         ----------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                     (11,804)        8,160              1,770        26,922

EXTRAORDINARY ITEMS, NET OF INCOME TAXES                         1,410             -             (2,794)            -

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                              -             -            (71,966)             -
                                                              --------      --------         ----------      --------

NET INCOME (LOSS)                                             $(10,394)     $  8,160         $  (72,990)     $ 26,922
                                                              ========      ========         ==========      ========



          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 29, 2002   December 31, 2001
                                                                           ------------------   -----------------
                                                                             (unaudited)
                                                                                  (thousands, except share data)
ASSETS                                                                       (as restated
CURRENT ASSETS                                                               see Note 12)
   Cash and cash equivalents                                                  $ 15,800            $ 15,059
   Accounts receivable, net of allowances of $9,427 in
         2002 and $10,940 in 2001                                              208,913             173,461
   Inventories                                                                 112,408              89,430
   Other current assets                                                         19,114              32,685
                                                                              --------            --------
       Total current assets                                                    356,235             310,635
                                                                              --------            --------

Property, plant and equipment                                                  426,417             407,204
Less accumulated depreciation                                                 (236,711)           (206,407)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           189,706             200,797

GOODWILL                                                                       125,297             209,503

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $11,812 in 2002 and $14,643 in 2001                          34,603              13,690

OTHER ASSETS                                                                    32,210              33,025
                                                                              --------            --------

TOTAL ASSETS                                                                  $738,051            $767,650
                                                                              ========            ========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                          $    429            $  4,023
   Current portion of long-term debt - related party                                 -              14,040
   Accounts payable                                                            143,494             128,756
   Accrued employee compensation and benefits                                   24,114              25,858
   Accrued interest                                                             23,928               8,946
   Accrued customer rebates                                                     17,688              21,869
   Cash overdrafts                                                              25,281               4,073
   Other current liabilities                                                    29,603              39,429
                                                                              --------            --------
       Total current liabilities                                               264,537             246,994

LONG-TERM DEBT                                                                 687,549             630,682
LONG-TERM DEBT - RELATED PARTY                                                       -              17,550
OTHER LIABILITIES                                                               46,030              50,552
                                                                              --------            --------
       Total liabilities                                                       998,116             945,778
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (213,925)           (130,095)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (36,919)            (36,322)
   Notes and advances receivable from partner                                        -              (2,490)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                              --------            --------
       Total partners' deficiency                                             (260,065)           (178,128)
                                                                              --------            --------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                    $738,051            $767,650
                                                                              ========            ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Three Quarters Ended
                                                                                  ------------------------------
                                                                                  September 29,    September 30,
                                                                                     2002              2001
                                                                                  -------------    -------------
                                                                                           (thousands)
                                                                                   (as restated
OPERATING ACTIVITIES                                                               see Note 12)
   Net income (loss)                                                                 $(72,990)          $26,922
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Extraordinary charge on extinguishment of debt                                     2,794                 -
     Cumulative effect of accounting changes                                           71,966                 -
     Depreciation and amortization                                                     23,745            25,448
     Amortization of debt issuance costs, debt premium
        and debt discount                                                               3,591               918
     Other operating activities                                                           612             1,400
     Changes in operating assets and liabilities, net                                 (35,989)           20,356
                                                                                      -------           -------
         Net cash provided by (used for) operating activities                          (6,271)           75,044
                                                                                      -------           -------

INVESTING ACTIVITIES
   Capital expenditures                                                               (11,877)          (17,159)
   Proceeds from sale of assets                                                            21               600
   Proceeds from notes due from partner                                                     -             2,500
   Acquisition                                                                              -           (14,827)
   Repayment of revolving loan by partner                                               2,490                 -
   Other investing activities                                                          (4,205)             (941)
                                                                                      -------           -------
         Net cash used for investing activities                                       (13,571)          (29,827)
                                                                                      -------           -------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                     (125,000)          (27,881)
   Proceeds from long-term debt                                                       356,590                 -
   Repayments of long-term debt                                                      (190,060)           (6,510)
   Repayments of long-term debt - related party                                       (31,590)           (8,775)
   Increase in cash overdrafts                                                         21,208             8,429
   Debt issuance costs                                                                (25,491)             (510)
   Interest rate swaps                                                                 14,821                 -
   Other financing activities                                                             105            (5,447)
                                                                                      -------           -------
         Net cash provided by (used for) financing activities                          20,583           (40,694)
                                                                                      -------           -------

Net increase in cash and cash equivalents                                                 741             4,523

Cash and cash equivalents at beginning of period                                       15,059             4,873
                                                                                      -------           -------

Cash and cash equivalents at end of period                                            $15,800           $ 9,396
                                                                                      =======           =======

Supplemental Information:
   Cash paid for interest                                                             $29,823           $47,689
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

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. Foamex L.P. completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Foamex L.P. identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, Foamex L.P. has identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002. The resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to Foamex L.P.'s first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142.

     The quarter ended March 31, 2002 and the two quarters ended June 30, 2002 have been restated as follows:

                                                                   Quarter Ended          Two Quarters Ended
                                                                   March 31, 2002            June 30, 2002
                                                                   --------------         ------------------
                                                                                  (thousands)
       Net income, as originally reported                               $  4,279                  $  9,370
       Change in accounting principle                                    (71,966)                  (71,966)
                                                                        --------                  --------
         Net income (loss) as adjusted                                  $(67,687)                 $(62,596)
                                                                        ========                  ========

       Goodwill balances include:

                                             Balance           Accounting                         Balance
                                        December 31, 2001         Change         Other (1)   September 29, 2002
                                        -----------------      ----------      ------------  ------------------
                                                                       (thousands)
       Foam Products                         $ 90,909            $ (7,771)      $ (8,869)         $ 74,269
       Carpet Cushion Products                 62,898             (60,401)             -             2,497
       Automotive Products                     37,244                   -         (2,582)           34,662
       Technical Products                      14,658                   -           (789)           13,869
       Other                                    3,794              (3,794)             -                 -
                                             --------            --------       --------          --------
         Total                               $209,503            $(71,966)      $(12,240)         $125,297
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

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and three quarters ended September 29, 2002:

                                                      Plant Closure    Personnel

                                            Total       and Leases     Reductions     Impairment       Other
                                           -------    -------------    ----------     ----------       ------
                                                                          (millions)
     Balance at June 30, 2002                $22.0          $14.0            $6.4         $   -          $1.6
     Cash receipts (spending), net            (1.2)          (0.3)           (0.6)            -          (0.3)
     2002 restructuring credit                (3.7)          (2.3)           (1.4)            -             -
                                             -----          -----            ----         -----          ----
     Balance at September 29, 2002           $17.1          $11.4            $4.4         $   -          $1.3
                                             =====          =====            ====         =====          ====

     Balance at December 31, 2001            $25.0          $14.7            $7.8         $   -          $2.5
     Cash receipts (spending), net            (2.7)           1.1            (2.0)            -          (1.8)
     2002 restructuring charge (credit)       (5.2)          (4.4)           (1.4)            -           0.6
                                             -----          -----            ----         -----          ----
     Balance at September 29, 2002           $17.1          $11.4            $4.4         $   -          $1.3
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

5.   INVENTORIES

     The components of inventory are listed below.

                                       September 29,         December 31,
                                           2002                 2001
                                       -------------         ------------
                                                  (thousands)
     Raw materials and supplies         $ 74,120               $53,398
     Work-in-process                      17,413                12,476
     Finished goods                       20,875                23,556
                                        --------               -------
       Total                            $112,408               $89,430
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
                                                    ========

7.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                          Quarter Ended                  Three Quarters Ended
                                                   ------------------------------   -----------------------------
                                                   September 29,     September 30,  September 29,   September 30,
                                                       2002              2001           2002            2001
                                                   -------------     ------------   -------------   -------------
                                                                                (thousands)
       Net income (loss)                              $(10,394)          $ 8,160       $(72,990)        $26,922
       Foreign currency translation adjustments           (631)           (1,178)          (597)         (1,065)
       Pension liability adjustments                         -           (14,653)             -         (14,653)
                                                      --------           -------       --------         -------
       Total comprehensive income (loss)              $(11,025)          $(7,671)      $(73,587)        $11,204
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

                      Condensed Consolidating Balance Sheet
                            As of September 29, 2002

                                                                            Foamex L.P.                   Consolidated
                                               Guarantors   Nonguarantors     (Parent)    Eliminations    Foamex L.P.
                                               ----------   -------------   -----------   ------------    ------------
Assets                                                                      (thousands)
   Current assets                                $41,185      $30,947        $310,374      $ (26,271)      $356,235
   Investment in subsidiaries                     13,491            -          40,036        (53,527)             -
   Property, plant and equipment, net              6,390       21,962         161,354              -        189,706
   Goodwill                                        3,164        2,896         119,237              -        125,297
   Debt issuance costs                                 -            -          34,603              -         34,603
   Other assets                                   13,746        1,671          45,478        (28,685)        32,210
                                                 -------      -------        --------      ---------       --------
     Total assets                                $77,976      $57,476        $711,082      $(108,483)      $738,051
                                                 =======      =======        ========      =========       ========

Liabilities and Partners' Deficiency
   Current liabilities                           $41,083      $21,160        $225,554     $  (23,260)      $264,537
   Long-term debt                                 29,324            -         686,910        (28,685)       687,549
   Other liabilities                               1,554          790          43,686               -        46,030
     Total liabilities                            71,961       21,950         956,150        (51,945)       998,116
   Partners' deficiency                            6,015       35,526        (245,068)       (56,538)      (260,065)
                                                 -------      -------        --------      ---------       --------
     Total liabilities and partners' deficiency  $77,976      $57,476        $711,082      $(108,483)      $738,051
                                                 =======      =======        ========      =========       ========


                      Condensed Consolidating Balance Sheet
                             As of December 31, 2001

                                                                            Foamex L.P.                   Consolidated
                                               Guarantors   Nonguarantors     (Parent)    Eliminations    Foamex L.P.
                                               ----------   -------------   -----------   ------------    ------------
Assets                                                                      (thousands)
   Current assets                               $ 39,421      $31,389        $263,240       $(23,415)      $310,635
   Investment in subsidiaries                     14,824            -          48,268        (63,092)             -
   Property, plant and equipment, net              6,743       24,780         169,274              -        200,797
   Goodwill                                       32,774        6,989         169,740              -        209,503
   Debt issuance costs                             2,783            -          10,907              -         13,690
   Other assets                                    6,271        1,351          25,403              -         33,025
                                                --------      -------        --------       --------       --------
     Total assets                               $102,816      $64,509        $686,832       $(86,507)      $767,650
                                                ========      =======        ========       ========       ========

Liabilities and Partners' Deficiency
   Current liabilities                          $ 50,070      $25,908        $192,411       $(21,395)      $246,994
   Long-term debt                                 18,619            -         629,613              -        648,232
   Other liabilities                               3,389          785          46,378              -         50,552
     Total liabilities                            72,078       26,693         868,402        (21,395)       945,778
   Partners' deficiency                           30,738       37,816        (181,570)       (65,112)      (178,128)
                                                --------      -------        --------       --------       --------
     Total liabilities and partners' deficiency $102,816      $64,509        $686,832       $(86,507)      $767,650
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
                                              =======      =======        ========       ========       ========

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 29, 2002

                                                                        Foamex L.P.                   Consolidated
                                            Guarantors   Nonguarantors   (Parent)     Eliminations    Foamex L.P.
                                            ----------   -------------  -----------   ------------    ------------
                                                                         (thousands)
Net sales                                    $179,383      $87,225        $862,969      $(128,794)    $1,000,783

Cost of goods sold                            166,739       78,593         770,533       (128,794)       887,071
                                             --------      -------        --------      ---------     ----------

   Gross profit                                12,644        8,632          92,436              -        113,712

Selling, general and administrative
   expenses                                     9,209        5,112          54,779              -         69,100

Restructuring, impairment and other
   charges (credits)                              225            -          (5,437)             -         (5,212)
                                             --------      -------        --------      ---------     ----------

Income from operations                          3,210        3,520          43,094              -         49,824

Interest and debt issuance expense              1,072          204          47,355           (478)        48,153

Equity in undistributed earnings
   of affiliates                                  588            -         (29,968)        30,894          1,514

Other income (expense), net                       460          182               2           (478)           166
                                             --------      -------        --------      ---------     ----------

Income (loss) before provision (benefit)
   for income taxes                             3,186        3,498         (34,227)        30,894          3,351

Provision (benefit) for income taxes             (452)       1,894             139              -          1,581
                                             --------      -------        --------      ---------     ----------

Income (loss) before extraordinary items
   and accounting change                        3,638        1,604         (34,366)        30,894          1,770

Extraordinary items                            (2,398)           -            (396)             -         (2,794)

Cumulative effect of accounting change        (29,944)      (3,794)        (38,228)             -        (71,966)
                                             --------      -------        --------      ---------     ----------

Net income (loss)                            $(28,704)     $(2,190)       $(72,990)     $  30,894     $  (72,990)
                                             ========      =======        ========      =========     ==========

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
                                             ========      =======        ========      =========       ========

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 29, 2002


                                                                        Foamex L.P.                   Consolidated
                                            Guarantors   Nonguarantors   (Parent)     Eliminations    Foamex L.P.
                                            ----------   -------------  -----------   ------------    ------------
                                                                         (thousands)
Cash Flows from Operating Activities
   Net income (loss)                         $(28,704)     $(2,190)       $(72,990)       $30,894       $(72,990)
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities         33,230         (814)         65,296        (30,993)        66,719
                                             --------      -------        --------        -------       --------

   Net cash provided by (used in)
     operating activities                       4,526       (3,004)         (7,694)           (99)        (6,271)
                                             --------      -------        --------        -------       --------

Cash Flows from Investing Activities
   Capital expenditures                          (390)        (541)        (11,045)            99        (11,877)
   Repayment of revolving loan by partner           -            -           2,490              -          2,490
   Intercompany investing activities              135            -         (24,620)        24,485              -
   Other                                            -            -          (4,184)             -         (4,184)
                                             --------      -------        --------        -------       --------
   Net cash used in investing activities         (255)        (541)        (37,359)        24,584        (13,571)
                                             --------      -------        --------        -------       --------

Cash Flows from Financing Activities
   Net repayments of revolving loans                -            -        (125,000)             -       (125,000)
   Proceeds from long-term debt                     -            -         356,590              -        356,590
   Repayments of long-term debt                  (135)      (1,304)       (188,621)             -       (190,060)
   Repayments of long-term debt -
     related party                            (31,590)           -               -              -        (31,590)
   Increase (decrease) in intercompany note    24,485            -               -        (24,485)             -
   Increase in cash overdrafts                  1,392            -          19,816              -         21,208
   Debt issuance costs                              -            -         (25,491)             -        (25,491)
   Interest rate swaps                              -            -          14,821              -         14,821
   Other financing activities                       -            -             105              -            105
                                             --------      -------        --------        -------       --------
   Net cash provided by (used in)
     financing activities                      (5,848)      (1,304)         52,220        (24,485)        20,583
                                             --------      -------        --------        -------       --------

Net increase (decrease) in cash and
     cash equivalents                          (1,577)      (4,849)          7,167              -            741

Cash and cash equivalents at
   beginning of period                          2,758        7,163           5,138              -         15,059
                                             --------      -------        --------        -------       --------

Cash and cash equivalents at
   end of period                             $  1,181      $ 2,314        $ 12,305        $     -       $ 15,800
                                             ========      =======        ========        =======       ========

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 30, 2001

                                                                        Foamex L.P.                   Consolidated
                                            Guarantors   Nonguarantors   (Parent)     Eliminations    Foamex L.P.
                                            ----------   -------------  -----------   ------------    ------------
                                                                         (thousands)

Cash Flows from Operating Activities
   Net income                                  $5,602        $5,107         $26,922       $(10,709)       $26,922
   Total adjustments to reconcile net
     income to net cash provided by
     operating activities                       3,792           292          33,329         10,709         48,122
                                               ------        ------         -------       --------        -------
   Net cash provided by
     operating activities                       9,394         5,399          60,251              -         75,044
                                               ------        ------         -------       --------        -------

Cash Flows from Investing Activities
   Capital expenditures                          (190)         (755)        (16,297)            83        (17,159)
   Acquisition                                      -             -         (14,827)             -        (14,827)
   Other investing activities                       -             -           2,242            (83)         2,159
                                               ------        ------         -------       --------        -------
   Net cash used in
     investing activities                        (190)         (755)        (28,882)             -        (29,827)
                                               ------        ------         -------       --------        -------

Cash Flows from Financing Activities
   Net repayments of revolving loans                -             -         (27,881)             -        (27,881)
   Repayments of long-term debt                     -        (1,955)         (4,555)             -         (6,510)
   Repayments of long-term debt -
     related parties                           (8,775)            -               -              -         (8,775)
   Increase in cash overdrafts                    354             -           8,075              -          8,429
   Other, net                                      (5)            -          (5,952)             -         (5,957)
                                               ------        ------         -------       --------        -------
   Net cash used in financing activities       (8,426)       (1,955)        (30,313)             -        (40,694)
                                               ------        ------         -------       --------        -------

Net increase in cash and cash equivalents         778         2,689           1,056              -          4,523

Cash and cash equivalents at
   beginning of period                          1,986         1,821           1,066              -          4,873
                                               ------        ------         -------       --------        -------

Cash and cash equivalents at
   end of period                               $2,764        $4,510         $ 2,122       $      -        $ 9,396
                                               ======        ======         =======       ========        =======


12.  RESTATEMENT

     Subsequent to the issuance of Foamex L.P.'s unaudited condensed consolidated financial statements as of and for the three quarters ended September 29, 2002, Foamex L.P.'s management determined that these statements required adjustment to correct an error in the calculation of goodwill impairment pursuant to the transitional impairment test required by SFAS No.
142. The impairment loss recorded as a cumulative effect of a change in accounting principle retroactive to Foamex L.P.'s first quarter results of operations has been increased from $68.2 million, as originally reported, to $72.0 million. The adjustment decreases net income for the three quarters ended September 29, 2002 by $3.8 million and also decreased goodwill and increased general partner's deficiency by $3.8 million in the condensed consolidated balance sheet.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products      Products       Other         Total
                                       --------    --------     ----------     ----------    --------   -----------
                                                                   (thousands)
Quarter ended September 29, 2002
Net sales                              $121,773     $61,105      $120,151       $30,500      $7,294     $340,823
Income (loss) from operations             1,160      (4,680)        4,745         2,463         651        4,339
Depreciation and amortization             3,347       1,639         1,046           930         552        7,514
Income (loss) from operations
   as a percentage of net sales            1.0%       (7.7)%         3.9%          8.1%       n.m.*         1.3%

Quarter ended September 30, 2001
Net sales                              $132,380     $61,145       $95,683       $29,518      $7,440     $326,166
Income (loss) from operations            21,883      (3,203)        5,151         4,602      (2,478)      25,955
Depreciation and amortization             4,251       2,045         1,303           821         434        8,854
Income (loss) from operations
   as a percentage of net sales           16.5%       (5.2)%         5.4%         15.6%       n.m.*         8.0%


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

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 2002 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 30, 2001

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other      Total
                                       --------    --------     ----------     ----------   ---------   -----------
                                                                        (thousands)
Three Quarters ended September 29, 2002
Net sales                               $358,384    $174,338      $348,282       $94,889     $24,890     $1,000,783
Income (loss) from operations             23,004      (8,937)       21,727        16,258      (2,228)        49,824
Depreciation and amortization             11,778       5,118         3,012         2,221       1,616         23,745
Income (loss) from operations
   as a percentage of net sales             6.4%        (5.1)%         6.2%         17.1%      n.m.*            5.0%

Three Quarters ended September 30, 2001
Net sales                               $381,867    $172,363      $281,052       $81,656     $25,396       $942,334
Income (loss) from operations             52,814      (5,162)       17,653        18,584      (4,418)        79,471
Depreciation and amortization             11,909       6,130         3,641         2,428       1,340         25,448
Income (loss) from operations
   as a percentage of net sales            13.8%        (3.0)%         6.3%         22.8%      n.m.*            8.4%

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

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The 2.0% decrease in net sales associated with this segment primarily resulted from Foamex L.P.'s Mexico City operation. The loss from operations was $2.2 million in the three quarters ended September 29, 2002 and included restructuring, impairment and other credits, discussed below. The loss from operations in the three quarters ended September 30, 2001 was $4.4 million.

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

     Cumulative Effect of Accounting Changes

     The cumulative effect of accounting changes in the three quarters ended September 29, 2002 includes a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

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

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. Foamex L.P. completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Foamex L.P. identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, Foamex L.P. identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002 and the resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to Foamex L.P.'s first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142.

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

        99.1a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

        99.2a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          (b) Foamex L.P. filed the following Current Report on Form 8-K for the quarter ended September 29, 2002:

               On August 14, 2002, a report under Item 9, Regulation FD, concerning sworn statements of the principal executive officer and the principal financial officer in accordance with Order No. 4-460 of the United States Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FOAMEX L.P.
                                             By: FMXI, Inc.
                                                 General Partner


Date:  March 25, 2003                        By:   /s/ George L. Karpinski
                                                   ---------------------------
                                                   George L. Karpinski
                                                   Vice President


                                             FOAMEX CAPITAL CORPORATION


Date:  March 25, 2003                        By:   /s/ George L. Karpinski
                                                   ----------------------------
                                                   George L. Karpinski
                                                   Vice President

                                  CERTIFICATION


I, Thomas E. Chorman, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of Foamex L.P. and Foamex Capital Corporation;

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

Date:  March 25, 2003


/s/ Thomas E. Chorman
--------------------------------------
Thomas E. Chorman
President and Chief Executive Officer

                                  CERTIFICATION


I, K. Douglas Ralph, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of Foamex L.P. and Foamex Capital Corporation;

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


Date:  March 25, 2003


/s/  K. Douglas Ralph
-----------------------------------
K. Douglas Ralph
Executive Vice President and
Chief Financial Officer