Form 10-K
period 2002-12-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2003-03-28
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                    Commission file number: 1-11432: 1-11436

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

        Delaware                                             05-0475617
        Delaware                                             22-3182164
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

1000 Columbia Avenue, Linwood, PA                              19061
----------------------------------------               ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000

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

     As  of  March  24,  2003,   there  were  1,000  shares  of  Foamex  Capital
Corporation's common stock outstanding.

     Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction (I)(1)(a) and (b) of this Annual Report on Form 10-K and are therefore filing this form with reduced disclosure format.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I
         Item  1.     Business                                                                                   3
         Item  2.     Properties                                                                                 11
         Item  3.     Legal Proceedings                                                                          11
         Item  4.     Submission of Matters to a Vote of Security Holders                                        13

Part II
         Item  5.     Market for Registrant's Common Equity and
                           Related Stockholder Matters                                                           13
         Item  6.     Selected Consolidated Financial Data                                                       13
         Item  7.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         15
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                                 30
         Item  8.     Financial Statements and Supplementary Data                                                30
         Item  9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                                31

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         31
         Item 11.     Executive Compensation                                                                     31
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                                        31
         Item 13.     Certain Relationships and Related Transactions                                             31
         Item 14.     Controls and Procedures                                                                    31

Part IV
         Item 15      Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                                                               32

         Signatures                                                                                              38

         Certification of Chief Executive Officer                                                                39

         Certification of Chief Financial Officer                                                                40


     The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex L.P. (referred to in this document as "Foamex L.P., we, us and/or our"), a wholly-owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 29, 2002, Foamex L.P.'s operations are conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). Foamex Carpet Cushion, Inc. ("Foamex Carpet") was converted to a limited liability company and was contributed by Foamex International to Foamex L.P. on March 25, 2002. The contribution of Foamex Carpet has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests. Accordingly, all information in this annual report on Form 10-K includes Foamex Carpet. As of December 29, 2002, Foamex L.P.'s partners were FMXI, Inc. ("FMXI") with a 1.7% managing general partnership interest and Foamex International with a 98.3% limited partnership interest.

Segments

     We are the largest manufacturer and distributor of flexible polyurethane and advanced polymer foam products in North America. We have numerous manufacturing facilities dedicated to specific product lines as well as facilities with the capability to support multiple product lines. Each of our business segments has a customer base that is significantly different from the other segments. Our senior executives direct sales efforts for each of our business segments.

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

     The development and introduction of value-added products continues to be a priority including products incorporating Reflex(R) and viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials. Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using patented VPF(SM) manufacturing technology. We also have introduced high efficiency thermal management foam products for applications in work gloves and outerwear.

     Carpet Cushion Products

     We manufacture carpet cushion products, which include rebond, prime, felt and rubber carpet padding. Prime carpet padding is made from virgin polyurethane foam buns. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive internal and external collection network from the automotive and foam industries on a worldwide basis.

Our fiber operation incorporates both mechanical and chemical bonding techniques to produce high-end padding from virgin and recycled fibers. We produce high-end rubber carpet padding utilizing both natural and synthetic rubber.

     Automotive Products

     We are one of the largest suppliers of polyurethane foam products to the North American automotive industry. Our product lines include: foam rolls and flame-laminated composites, to improve comfort and provide pleasing appearance in seat covers and other interior soft-trim applications, which includes our new SmoothBond(R) product, using patented VPF(SM) technology to provide unique comfort characteristics in seating applications; CustomFit(R) semi-rigid thermoformable foams, to provide structure and shape in headliner substrate applications; Qylite(R) acoustical foams, to reduce noise and improve sound quality in the vehicle. We provide a range of foams in this category for applications such as dash insulators, hood insulators and interior trim insulators; contoured foam products for motor vehicle floor carpet underlay pads; barrier foam products, which provide soft-touch cushioning, while also allowing our customers to more efficiently process the components with low-pressure injection-molding or foam-in-place manufacturing methods; molded energy-absorbing foams, to enhance occupant safety in vehicle crash situations and allow our customers to meet federal regulatory safety standards for their components; molded seating cushions, diversifying us further into molded products to complement our core slab-based business.

     We supply our product lines through a range of tiers in the automotive industry supply chain, varying greatly depending on the specific application and the original equipment manufacturer ("OEM"). Most frequently, we supply to Tier 1 system integrators, which in turn provide components and systems to the OEMs. In conjunction with these efforts, we maintain direct contact with OEMs for material specification development, appearance approvals, and new product development initiatives.

     We maintain our position in the automotive industry through a continuing focus on new product development, flexible and efficient manufacturing capabilities, and outstanding quality and service in our QS9000 registered manufacturing facilities.

     Technical Products

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

     Due to the highly specialized nature of most Technical Products, our research staff works with customers to design, develop and manufacture each product to specification. In addition, we advertise in trade journals and related media to attract customers and, more generally, to increase an awareness of our capabilities for Technical Products.

     Other

     Other consists primarily of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

Marketing and Sales

     Foam Products sells directly to major bedding and furniture manufacturers and also through third party independent fabricators. In addition, we manufacture and distribute foam-based consumer products such as futons, pillows, mattress pads and children's furniture to retail chains. Our foam-based consumer products sales efforts are primarily regionally based. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized business where the transportation cost typically comprises a significant portion of product cost.

     Carpet Cushion Products sells carpet padding to distributors and to major home product and floor covering retail chains.

     Our Automotive Products customer base includes all of the major Tier 1 interior system integrators. We compete for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new model program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

     We market our Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and Asia. These fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Our specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This business is characterized by a diversity and complexity of both customers and applications.

International Operations

     Our international operations are located in Canada, Mexico and Asia. We operate four manufacturing facilities in Canada to service our bedding and automotive customers and have six facilities in Mexico serving the automotive and cushioning industries. Five of the Mexican facilities are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

     We participate in a joint venture with fabrication facilities in Singapore and Thailand. In December 2001, we increased our non-controlling equity interest in the joint venture to 70%. The joint venture expects to install its first foam pourline during 2003. This pourline, which will be entirely financed by the joint venture entity, will reduce foam shipping costs for sales to the region and increase the range of markets served.

     We have maintained a longstanding relationship with Recticel s.a. ("Recticel"), a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel.

Major Customers

     Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 17.3% of our net sales in 2002, 15.7% of our net sales in 2001, and 12.3% of our net sales in 2000. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers comprised approximately 33.8% of our net sales in 2002, 35.0% of our net sales in 2001 and 29.7% of our net sales in 2000. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

     Our manufacturing and distribution facilities are strategically located to service our major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost-effective within a 200 to 300 mile radius. During 2002, we closed certain rebond carpet padding operations, foam pouring operations, and a foam fabrication operation. We have identified additional operations to be closed during 2003. In many cases, the volume from these closed operations will be absorbed by our existing facilities in order to improve capacity utilization. In some but not all instances, our other existing facilities will have to be upgraded to absorb the transferred volume. We may lose some revenue due to closing these operations.

     Our fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by us to produce our foam-based consumer products. Scrap foam, a byproduct of foam production and fabrication, is used to produce rebond carpet padding.

     Raw materials account for a significant portion of our manufacturing costs. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier, especially a supplier of TDI and/or polyol. There are a limited number of major suppliers of TDI and polyol. Our principal supplier of TDI and polyol is The Dow Chemical Company. Although we have not experienced a significant shortage of available materials, a disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time could cause us to suspend our manufacturing operations, which could have a material adverse effect on our business and results of operations.

     The prices of TDI and polyol have historically been cyclical and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity, oil prices and the current geopolitical instability and its impact on oil production and prices. We experienced 32.0% to 37.0% increases in the price of raw materials from major chemical manufacturers during the fiscal year ended December 29, 2002. Our major chemical suppliers have announced their intention to increase prices by approximately 10.0% to 12.0% effective April 1, 2003. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so in the fiscal year ended December 29, 2002. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

     A key material needed in the manufacture of rebond carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

Employees

     As of December 29, 2002, we employed approximately 5,800 persons. Approximately 1,700 of these employees are located outside the United States and approximately 2,200 employees are covered by collective bargaining agreements with labor unions. These agreements expire on various dates through 2004. We consider relations with our employees to be good.

Competition

     The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., Flexible Foam Products, Inc., Future Foam, Inc. and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

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

Research and Development

     We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $4.8 million for 2002, $3.1 million for 2001 and $2.5 million for 2000.

     Foamex L.P., Recticel, and Beamech Group Limited, an unaffiliated third party, have an interest in Prefoam AG, a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are shareholders of Foamex International. Foamex L.P., Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. We and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products. We anticipate that we will continue to do so in the future.

Risk Factors

     In addition to the other information in this Annual Report on Form 10-K, investors should carefully consider the following factors about us. Certain statements in "Risk Factors" are forward-looking statements. See "Forward-Looking Information."

Our substantial debt could impair our financial condition.

     We continue to be highly leveraged and have substantial debt service obligations. As of December 29, 2002, our total debt was approximately $738.6 million and our partners' deficiency was approximately $305.8 million. As of December 29, 2002, we had approximately $27.6 million in revolving loan availability and approximately $20.6 million in outstanding letters of credit. We may also incur additional debt in the future, subject to certain limitations contained in our debt instruments.

     The degree to which we are leveraged could have important consequences. For example:

     o    our ability to obtain  additional  financing in the future for working
          capital,   capital  expenditures,   acquisitions,   general  corporate
          purposes or other purposes may be limited;

     o a significant portion of our cash flow from operations must be dedicated to the payment of interest and, beginning in 2004, principal on our debt, which reduces the funds available for operations;

     o some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates or inability to achieve certain financial conditions;

     o our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us; and

     o On February 26, 2003, Standard and Poor's Rating Services ("S&P") announced that it had lowered its corporate credit rating on Foamex L.P. from "B+" to "B". In their announcement, S&P cited their view that our weak operating performance, higher raw material costs, and a sluggish domestic economy, which if not reversed will likely elevate near-term liquidity concerns. The S&P action could have a negative impact on the cost of our future borrowings, if any, and the extension of trade credit.

We and our bank lenders executed an amendment to the Amended Credit Facility on November 15, 2002 revising our financial covenants. If we are unable to comply with our revised financial covenants, our bank lenders could cause all amounts outstanding under the Amended Credit Facility to be due and payable immediately.

     On November 15, 2002, we and the bank lenders executed an amendment to the Amended Credit Facility, which, among other things, revised the financial covenants. In addition, borrowings under the Amended Credit Facility are subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. Also, we are subject to other financial covenants through December 28, 2003. A minimum EBDAIT, as defined, covenant is tested monthly, on a cumulative basis, beginning with December 2002. Our minimum EBDAIT covenants have higher thresholds in the second half of 2003. Our ability to comply with this covenant will be substantially dependent on an improved gross profit margin and lower administrative costs compared to the latter part of 2002. If we are unable to comply with the revised financial covenants, the bank lenders could cause all amounts outstanding under the Amended Credit Facility to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments, which unless cured or waived, would have a material adverse effect on us and could impair our ability to continue as a going concern.

If we breach any of the financial covenants under our various indentures, credit facilities or guarantees, our debt service obligations could be accelerated.

     If we breach any of the financial covenants under our various indentures, credit facilities or guarantees, our substantial debt service obligations could be accelerated. Furthermore, any breach of any of the financial covenants under our subsidiaries' indentures or credit facilities could result in the acceleration of all the indebtedness of our subsidiaries. In the event of any such simultaneous acceleration, we would not be able to repay all of the indebtedness under our various guarantees or under our subsidiaries' indentures, guarantees or credit facilities.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt service obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Our annual debt service obligations will increase by $2.2 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding as of December 29, 2002. Our estimated debt service obligation for 2003 is $69.7 million, based on levels of debt and interest rates in effect at December 29, 2002. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to refinance or restructure our debt or sell assets on a timely basis, on acceptable terms or at all. Furthermore, the proceeds of any refinancing, restructuring or asset sale may not generate sufficient cash flow to meet our debt service obligations. In addition, we may not be able to obtain additional financing on acceptable terms, if at all, or may not be permitted to obtain additional financing under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

We may incur more debt, which could exacerbate the risks described above.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The Amended Credit Facility and the indentures relating to our 10 3/4% senior secured notes due 2009, 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005 restrict us and our subsidiaries in incurring additional indebtedness, but do not fully prohibit us and our subsidiaries from doing so. If new debt is added to our and our subsidiaries' current debt levels, the related risks, including those described above, that we and they now face could intensify, which could have a material adverse effect on us.

The price and availability of raw materials account for a significant portion of our manufacturing costs. We have experienced significant increases in raw material costs and may continue to do so.

     The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the price of raw materials has been cyclical and volatile, and our principal suppliers of raw materials used in the manufacture of flexible polyurethane foam have significantly increased the price of raw materials several times.

     We experienced 32.0% to 37.0% increases in the price of raw materials from major chemical manufacturers during the fiscal year ended December 29, 2002. Our major chemical suppliers have announced their intention to increase prices by approximately 10.0% to 12.0% effective April 1, 2003. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so in the fiscal year ended December 29, 2002. Our suppliers of TDI and polyol, as well as our other suppliers, may increase raw material prices in the future and we may not be able to implement additional selling price increases to fully offset raw material cost increases. This could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of suppliers of TDI and polyol.

     There are a limited number of major suppliers of TDI and polyol. Our principal supplier of TDI and polyol is The Dow Chemical Company. Although we have not experienced a significant shortage of available materials, a disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time could cause us to suspend our manufacturing operations, which could have a material adverse effect on our business and results of operations.

We must effectively manage our other operating expenses.

     In addition to our ability to effectively increase selling prices in response to raw material cost increases, we must manage and control our other operating expenses. We experienced an increase in other operating expenses and selling, general and administrative expenses in 2002. If we are unable to achieve reductions in other operating expenses and in our selling, general and administrative expenses, this could have a material adverse effect on our business, financial condition and results of operations.

We rely on a few large customers for a significant portion of our net sales.

     A few of our customers are material to our business and operations. Sales to our five largest customers together accounted for approximately 33.8% of our net sales in 2002, 35.0% of our net sales in 2001 and 29.7% of our net sales in 2000. Sales to Johnson Controls, our largest customer, accounted for 17.3% of our net sales in 2002, 15.7% of our net sales in 2001 and 12.3% of our net sales in 2000. Johnson Controls has informed us that it intends to reduce its purchases of certain products from us in 2003, in an effort to diversify its supply base, which may result in up to a $70.0 million reduction in our net sales to them. The loss, or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

We are subject to extensive federal, state, local and foreign environmental laws and regulations.

     Our past and present business operations and the past and present ownership and operation of our real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment and the remediation of environmental contamination. We are currently remediating soil and groundwater contamination in excess of state standards at several of our current and former facilities. Further, we are currently designated a Potentially Responsible Party, or "PRP," by the United States Environmental Protection Agency, or "EPA", or by state environmental agencies or by other PRPs relating to eight sites. We have accrued our estimated costs for remediation of these sites. If there are additional sites or our estimates are not correct, there could be a material adverse effect on our financial condition and results of operations. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, and discovery of new conditions may require us to make additional expenditures, which may be material.

Our business is cyclical.

     The polyurethane foam business is cyclical to the extent that our customers are in cyclical industries. We are especially subject to the cyclical nature of the automotive, housing, technology and furniture and bedding industries. A protracted downturn in the businesses of our customers in any of these industries, either simultaneously or sequentially, could have a material adverse effect on our results of operations.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of us which are identified as forward-looking, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, our capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control.

     Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by us or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 2.  PROPERTIES

     As of December 29, 2002, we maintained 62 manufacturing and distribution facilities, including six facilities that will be closed as part of restructuring plans during 2003. Total floor space in use at our 18 owned manufacturing and distribution facilities is approximately 3.5 million square feet and total floor space in use at our 44 leased manufacturing and distribution facilities is approximately 5.2 million square feet. Fifty-two of these facilities are located throughout 38 cities in the United States, four facilities are located in Canada, and six facilities are located in Mexico. We do not anticipate any problem in renewing or replacing any of the leases expiring in 2003. In addition, we have approximately 1.4 million square feet of idle space of which approximately 0.9 million is leased.

     We maintain administrative offices in Linwood, Pennsylvania and New York, New York.

     Property information by business segment is not reported because many of our facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

     Litigation--Breast Implants

     As of March 11, 2003, we and Trace International Holdings, Inc. ("Trace") were two of multiple defendants in 961 actions filed on behalf of approximately 1,087 recipients of breast implants in various United States courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the courts. During 1995, we, Foamex International and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. The number of pending cases has steadily declined over the last several years from a peak of 3,486 cases on behalf of approximately 5,766 individuals. Despite the 1995 Summary Judgment, some cases have been filed against us and Trace in federal courts. These have been dismissed and, in many cases, the actions were re-filed in state courts. No cases relating to breast implants are pending against us or Trace in federal courts at this time. None of Foamex International, we, or Trace nor any of our carriers has paid to settle any claims relating to breast implants, and no judgment has ever been entered against Foamex International, Trace, or us or any of our carriers in respect of these matters.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from us or from Trace. Neither we nor Trace recommended, authorized, or approved the use of foam for these purposes. We are also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay our litigation expenses after Trace's filing of a petition for relief under the Bankruptcy Code on July 21, 1999. Trace's insurance policies continue to cover certain liabilities of Trace, but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, without taking into account the indemnification provided by Trace, the coverage provided by Trace's and our liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to our consolidated financial position, results of operations or cash flows. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our financial position, results of operations and cash flows.

     Litigation--Other

     During the second quarter of 2001, we were notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace. The insurance provider is contending that we are liable for claims of approximately $6.1 million. We intend to strongly defend this claim and consider the claim to be without merit. If management's assessment of our liability relating to this action is incorrect, this action could have a material adverse effect on our financial position, results of operations and cash flows.

     We and our subsidiaries are party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 29, 2002, we have accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 29, 2002, we had accruals of approximately $2.7 million for environmental matters, including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.4 million relating to PRP sites and other matters.

     On August 8, 2001, the EPA proposed a National Emission Standard for Hazardous Air Pollutants, or "NESHAP", for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. We do not believe that this standard, if adopted, will require us to make material expenditures.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, proposed a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2003 and 100.0% reductions by January 1, 2007. We do not believe that this standard, if adopted, will require us to make material expenditures for our Canadian plants.

     We have reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

     We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site.

Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations or financial position.

     In 2003, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $1.5 million. Although it is possible that new information or future developments could require us to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) Foamex L.P. is a privately held limited partnership. There is no established public trading market for its securities.

     (b) As of December 29, 2002, there were two holders of Foamex L.P.'s equity securities.

     (c) Listed below are the net cash receipts in accordance with tax sharing agreements. At December 29, 2002, we have a liability of approximately $0.3 million to our partners in accordance with the tax sharing agreement.

                                                Tax Sharing Distributions
                                                  2002              2001
                                                --------          --------
                                                       (thousands)
     FMXI                                        $   -              $  -
     Foamex International                         (105)              120
                                                 -----              ----
                                                 $(105)             $120
                                                 =====              ====

     2001 Distribution

     In 2001, we distributed $3.7 million in cash pro rata to our partners.

Limitations on Distributions

     Our financing agreements restrict our ability to make distributions to our partners.

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

                                                                            Fiscal  Year (1)
                                                  ------------------------------------------------------------------
                                                     2002           2001 (2)      2000         1999          1998
                                                  ----------      ----------   ----------   ----------    ----------
                                                                            (thousands)
Statements of Operations Data
   Net  sales                                     $1,328,094      $1,252,904   $1,257,778   $1,294,639    $1,260,559
   Income (loss) from continuing
     operations (3)(4)                            $  (24,410)     $   (2,261)  $   19,603   $   20,061    $  (15,519)

Balance Sheet Data
   Total assets                                   $  695,283      $  767,650   $  753,584   $  783,218    $  863,851
   Long-term debt, classified as current (5)               -               -            -            -    $  771,092
   Long-term debt, excluding current portion      $  738,540      $  648,232   $  687,758   $  725,297             -
   Partners' deficiency                           $ (305,786)     $ (178,128)  $ (158,503)  $ (160,481)   $ (196,407)


(1) We changed to a fiscal year from a calendar year during 2002. We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2002 fiscal year included the 52 weeks ended December 29, 2002 after adjustment for December 31, 2001 which was included in the prior year.

(2) Includes the results of operations of General Foam Corporation from July 25, 2001, the date the business was acquired.

(3) Includes net restructuring, impairment and other charges (credits), as discussed in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         2002 - $ 4.8 million
         2001 - $36.1 million
         2000 - $ 6.3 million
         1999 - $10.5 million
         1998 - $(9.9) million

(4) The provision for income taxes in 2000 and 1999 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998. The 1998 provision for income taxes of $16.0 million for continuing operations consisted primarily of an increase in the valuation allowance for deferred income tax assets.

(5) At December 31, 1998, we classified approximately $771.1 million of long-term debt as current, in response to financial conditions at year-end 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of us which are identified as forward-looking, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, our capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control.

     Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by us or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

Overview

     We operate in the flexible polyurethane and advanced polymer foam products industry. Operations were conducted directly and through our wholly-owned subsidiaries, Foamex Canada, Foamex Mexico and Foamex Asia. Business segments are listed below and business segment financial information is included in Note 12 to the consolidated financial statements.

     An executive vice president heads each of our principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring, impairment and other charges. We do not allocate restructuring, impairment and other charges to operating segments because many of our facilities produce products for multiple segments.

     Foam Products - manufactures and markets cushioning foams for bedding, furniture, packaging and health care applications, and foam-based consumer products, such as mattress pads and children's furniture.

     Carpet Cushion Products - manufactures and distributes rebond, prime, felt and rubber carpet padding.

     Automotive Products - distributes automotive foam products and laminates to major Tier 1 suppliers and original equipment manufacturers, or "OEMs".

     Technical Products - manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

     Other - primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

     Our sales are primarily to markets in the United States. These sales are impacted by economic conditions in several sectors of the United States economy, including consumer spending, sales of new and existing homes, the overall level of passenger car and light truck production and seasonality. We typically experience two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

     A small number of major customers produce a significant portion of our sales. In 2002, our largest customer provided 17.3% of our net sales and our five largest customers provided 33.8% of our net sales. Two of the five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment.

     There are a limited number of suppliers of TDI and polyol, the major chemicals used in the production of foam. Our principal supplier of these chemicals has historically been The Dow Chemical Company. While we have not experienced shortages of raw materials, a disruption in our ability to obtain these chemicals would have a material adverse effect on our business.

     TDI and polyol are oil-based chemicals and, as such, the prices of these chemicals are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. The conflict in that part of the world could significantly impact the price of these raw materials.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview of 2002

     Operations

     We had income from operations of $45.5 million in the six months ended June 30, 2002 and a loss from operations of $3.2 million in the six months ended December 29, 2002. Contributing factors to this significant negative turnaround in operating results included the following:

     o Significant increases in raw material prices from major chemical manufacturers reduced our gross profit margin from 12.7% in the first half of 2002 to 8.7% in the second half of 2002. We experienced 20.0% to 25.0% increases in raw material prices beginning in June 2002 and further 10% increases beginning in November 2002. The two price increases raised raw material costs by 32.0% to 37.0% by the end of 2002. We achieved only limited success in raising selling prices to offset these cost increases during 2002.

     o Selling, general and administrative expenses were $39.7 million in the first half of 2002 and $54.6 million in the second half of 2002. This increase was partially attributable to organizational and proposed public offering costs of $3.6 million related to the formation of Symphonex Inc., a proposed new subsidiary which would have included our Technical Products segment and other related activities, and $1.3 million of costs associated with the proposed sale of our Carpet
          Cushion Products segment. The public offering of Symphonex Inc. has been deferred indefinitely and the proposed sale of the Carpet Cushion Products segment has been terminated. In addition, in the second half of 2002 we experienced an increase in professional fees, primarily due to information technology consulting and accounting fees, and an increase in bad debt expense, primarily due to one large write off of the balance due from a customer that ceased operations.

     o Restructuring, impairment and other charges increased $6.3 million in the second half of the year compared to the first six months.

     Our results for 2003 will be principally dependent on our success in maintaining and increasing margins through selling price increases and cost efficiencies to offset past and future raw material cost increases. We implemented significant price increases in late 2002, but further selling price increases are needed to increase gross profit margins to acceptable levels. We are developing alternative sources of supply for raw materials in an effort to stabilize and reduce raw material costs. We also expect the reorganization of our facilities, operations and management to result in savings of approximately $8.0 to $10.0 million on an annualized basis, in addition to the anticipated annualized savings of approximately $25.0 to $27.0 million from the business reorganization that began in the fourth quarter of 2001.

     There were a number of unusual items that impacted 2002. Accounting changes as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 141, "Business Combinations" produced a net charge to income of $72.0 million. We had net extraordinary charges as a result of the early extinguishment of debt in the amount of $2.8 million.

     Financing

     On March 25, 2002, we completed a refinancing of a major portion of our debt structure. The refinancing included the issuance of $300.0 million of 10 3/4% Senior Secured Notes due April 1, 2009 and amendment of the Foamex L.P. credit facility ("Amended Credit Facility") to provide for term loans with maturity dates of June 30, 2005 through December 29, 2006, and a $100.0 million revolving credit facility that matures on June 30, 2005. Net proceeds were used to pay a portion of debt outstanding under the credit facility and the proceeds from a new term loan under the Amended Credit Facility was used to repay debt due to a related party. Additionally, the financial debt covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and business environment. Subsequently, we purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes.

     On November 15, 2002, we and our bank lenders executed an amendment to the Amended Credit Facility. We would have been unable to comply with certain financial covenants as of September 29, 2002. Under the amendment, compliance with certain existing covenants was suspended through September 28, 2003 with the covenants revised and reinstated thereafter. Instead, Foamex L.P. is subject to other financial covenants through December 28, 2003 and was in compliance with such covenants at December 29, 2002. A minimum EBDAIT, as defined, covenant is tested monthly, on a cumulative basis beginning with December 2002, in addition to revised minimum net worth, as defined, and maximum capital expenditures, as defined, covenants, measured quarterly. Our ability to comply with the EBDAIT covenant will be substantially dependent on the achievement of an improved gross profit margin and reduction of administrative costs compared to the last six months of 2002. Additionally, we are subject to a borrowing base calculation that may limit our ability to borrow funds in the future.

     Critical Accounting Policies

     We prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of the assets and liabilities and revenues and expenses. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements. The accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results and which require management to exercise judgment include the following:

     Revenue Recognition

     We record net sales when product title and risk of loss passes to the customer, which is primarily at the time of shipment. Net sales are reduced by allowances for estimated discounts, returns and customer rebates. Balances for allowances and rebates are reviewed at least quarterly and are adjusted if warranted.

     Account Receivable and Allowance for Uncollectible Accounts

     We actively monitor customer payments in conjunction with customer credit evaluations. Accordingly, an estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of our larger customers could have a material adverse impact on future financial results.

     Long-Lived Assets

     We have a significant investment in long-lived assets consisting primarily of property, plant and equipment. Impairment losses are recognized when events indicate that certain long-lived assets may be impaired and a projection of future undiscounted cash flows generated from the assets are less than the current carrying value of the assets. These cash flow projections are based on the combination of historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could have a material adverse impact on future financial results.

     Self Insurance

     We are partially self-insured for a number of risks up to certain limits including workers compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises significant judgment in estimating the ultimate liability for claims.

     Retiree Benefit Plans

     We provide defined benefit pension plans that cover most of our employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. These assumptions include the discount rate on projected benefit obligations, and the expected long-term rate of return on plan assets. The discount rate on projected benefit obligations enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. The decrease in the discount rate on projected benefit obligations from 7.0% to 6.5% is expected to increase pension expense by $0.5 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that long-term returns on our pension plans were 9.0% in 2002 and 2001 and 10.0% in 2000. Amortization of losses has been and continues to be a significant component of pension expense and this amortization is expected to increase by approximately $1.0 million in 2003. The losses have resulted from actual returns that are significantly less than the expected return assumption, particularly over the last three years, and funding levels that have not been sufficient to offset the growth in benefit obligations. We expect pension expense to increase by a total of approximately $2.0 million in 2003.

     Claims and Litigation

     We receive claims for damages that are outside of our insurance coverages. Management evaluates these claims and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

     Environmental Remediation

     We have a number of manufacturing facilities and certain idle facilities that require remediation of soil and/or groundwater contamination. As required by applicable State and/or Federal compliance programs, many of these sites are in the monitoring stage that requires periodic sampling of contamination levels in conjunction with ongoing assessments of remediation actions. Accordingly, the recognition of environmental liabilities requires estimates concerning the duration of monitoring and associated costs, often projected to extend for a number of years. To the extent that these estimates change, additional environmental costs could have a material adverse impact on future financial results. See the section below entitled "Environmental Health and Safety" for additional information.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating cash requirements consist principally of accounts receivable, inventory and accounts payable requirements, scheduled payments of interest on outstanding indebtedness, capital expenditures, and employee benefit plans. We believe that cash flow from our operating activities, cash on hand and periodic borrowings under our credit facility will be adequate to meet liquidity requirements. Scheduled principal payments on our debt are not significant until the second half of 2004. If our cash flow is not adequate to meet liquidity requirements, there would be a material adverse effect on our financial position as well as our ability to continue as a going concern.

     Cash and cash equivalents were $4.4 million at December 29, 2002 compared to $15.1 million at December 31, 2001. Working capital at December 29, 2002 was $118.0 million and the current ratio was 1.6 to 1 compared to working capital at December 31, 2001 of $63.6 million and a current ratio of 1.3 to 1. The increase in working capital is primarily due to increases in accounts receivable and inventories and decreases in current portion of long-term debt and accounts payable, partially offset by decreases in other current assets and increases in accrued interest and cash overdrafts.

     Total debt at December 29, 2002 was $738.6 million, a $72.3 million increase from December 31, 2001, including a deferred credit of $14.2 million related to interest rate swap transactions. (See Note 8 to the consolidated financial statements.) As of December 29, 2002, there were revolving credit borrowings of $51.8 million under the Foamex L.P. credit facility with $27.6 million available for borrowings and $20.6 million of letters of credit outstanding. Foamex Canada did not have any outstanding borrowings as of December 29, 2002 under Foamex Canada's short-term revolving credit agreement, with unused availability of approximately $5.1 million. The increased debt balance reflects the issuance of $300.0 million of 10 3/4% Senior Secured Notes due 2009 on March 25, 2002, offset by $280.0 million of debt repayments from proceeds of the offering. Revolving credit borrowings at December 29, 2002 reflect working capital requirements.

     In 2002, we purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes for a total purchase price of $48.5 million.

     On October 16, 2002, we announced that we had obtained a waiver of financial covenants under the Amended Credit Facility for the period ended
September 29, 2002 since we would not have been in compliance with the covenants. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, we and our bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, we are subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly on a cumulative basis beginning with December 2002. We were in compliance with the revised covenants at December 29, 2002. In addition, we were subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and were in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. All the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of February 23,

2003, the borrowing base calculation does not limit borrowings under the Amended Credit Facility. The cost of obtaining the amendment aggregated approximately $4.0 million, including bank and legal fees.

     On February 26, 2003, Standard and Poor's Rating Services ("S&P") announced that it had lowered its corporate credit rating on Foamex L.P. from "B+" to "B". In their announcement, S&P cited their view that our weak operating performance, higher raw material costs, and a sluggish domestic economy, which if not reversed will likely elevate near-term liquidity concerns. The S&P action could have a negative impact on the cost of our future borrowings, if any, and the extension of trade credit.

     Our minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenants require continued customer selling price management in response to raw material cost changes, successful implementation of on-going cost savings initiatives, plant closures, improved operating efficiencies, improved working capital management and reduced capital expenditures. Management is also continuing to evaluate strategic alternatives in an effort to reduce our debt. There can be no assurance that we will be successful in achieving our plans or complying with the amended covenants, as there are a number of factors beyond our control, including raw material cost changes and customer acceptances of selling price increases that are necessary for us to be successful. Additionally, compliance with the financial covenants may not be met if business conditions are not as anticipated or other unforeseen events impact results unfavorably. In the event that such noncompliance appears likely, or occurs, we will seek the lenders' further approval of amendments to, or waivers of, such financial covenants. Historically, we have been able to renegotiate financial covenants and/or obtain waivers. Management currently believes that obtaining waivers and/or amendments in the future may be difficult, or not possible, if required. If amendments or waivers are not obtained, we would be in default and lenders could demand immediate payment of our outstanding debt under the Amended Credit Facility. In addition, it is possible that the holders of our Senior Secured Notes and Senior Subordinated Notes could also demand immediate payment. We may not be able to secure additional financing at a reasonable cost, or at all. The lack of financing would have a material adverse effect on our financial position and could impair our ability to continue as a going concern.

     During 2002, we purchased, pursuant to the terms of an existing agreement, the 5% stock interest held by the director of Foamex de Mexico S.A. de C.V. for a cash payment of $1.0 million. In addition, during 2002 we entered into an employment agreement with one director and a consulting agreement with another director. Payments under these agreements were to aggregate at least $0.7 million and $0.2 million, respectively, on an annual basis. The employment agreement with the director was terminated effective January 31, 2003.

     We were required to cause a registration statement under the Securities Act of 1933 for our 10 3/4% Senior Secured Notes to be effective within 180 days of March 25, 2002. We filed the registration statement, but it was not effective until January 30, 2003 and therefore we are liable for liquidated damages from September 23, 2002 until January 30, 2003. The liquidated damages were at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days until a maximum of $150,000 per week is reached. At December 29, 2002, we had an accrual for liquidated damages of $0.2 million.

     Effective May 1, 2002, we completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. We designated, documented and accounted for these interest rate swaps as fair value hedges of our 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of the 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, we unwound the interest rate swap transactions in exchange for a net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million, which will be amortized over the term of the 10 3/4% Senior Secured Notes, using the effective interest rate method.

     Cash Flow from Operating Activities

     Cash used in operating activities in 2002 was $49.6 million compared to cash provided of $108.7 million in the 2001 reflecting significantly higher working capital requirements principally relating to inventories and accounts payable.

     Cash Flow from Investing Activities

     Cash used in investing activities totaled $21.1 million for 2002. Cash requirements included capital expenditures of $15.6 million. Other investing activities include software development costs of $5.9 million in 2002. In 2001, cash used in investing activities was $38.1 million, which included $22.5 million of capital expenditures and $17.6 million for an acquisition. Estimated capital expenditures for 2003 are approximately $19.0 million including approximately $1.5 million for safety and environmental activities. In addition, we expect to spend approximately $6.8 million for internally developed software in 2003, a portion of which may be capitalized.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $60.0 million in 2002 compared to cash used of $60.4 million in 2001. We completed the offering of $300.0 million of 10 3/4% Senior Secured Notes on March 25, 2002. We used $280.0 million of net proceeds from these notes and $56.6 million of new term loans to repay revolving loans of $125.0 million, term loans of $140.0 million and long-term debt to a related party of $31.6 million. We also purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million and $1.5 million of the 9 7/8% senior subordinated notes. Cash used during 2001 primarily reflected debt repayments.

     Contractual Obligations and Commercial Commitments

     At December 29, 2002, we had obligations to repay a total of $722.0 million of principal of long-term debt borrowed under a number of arrangements. The amortization schedule for our long-term debt payments is included in Note 8 to the consolidated financial statements. At December 29, 2002, we had outstanding letters of credit aggregating $20.6 million.

     We also have commitments for operating leases as discussed in Note 15 to the consolidated financial statements that require minimum payments totaling $52.2 million, with $44.5 million due through December 31, 2007 and the balance in later years. We have entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $84.8 million in 2003, $98.0 million in 2004, $39.9 million in 2005, $39.4 million in 2006, $36.1 million in 2007 and $32.2 million for each of the years 2008 to 2010.

RESULTS OF OPERATIONS

                                                Carpet
                                   Foam         Cushion       Automotive      Technical
                                 Products       Products       Products       Products       Other         Total
                                 --------       --------      ----------      ---------     --------    -----------
2002                                                        (dollars in thousands)
Net sales                        $471,005       $234,001       $466,718        $124,124     $ 32,246    $1,328,094
Income (loss) from operations    $ 24,000       $(12,440)      $ 25,430        $ 20,402     $(15,092)   $   42,300
Depreciation and amortization    $ 15,466       $  6,469       $  3,856        $  2,982     $  2,819    $   31,592
Income (loss) from operations
   as a percentage of net sales       5.1%          (5.3)%          5.4%           16.4%        n.m.(a)        3.2%

                                                Carpet
                                   Foam         Cushion       Automotive      Technical
                                 Products       Products       Products       Products       Other         Total
                                 --------       --------      ----------      ---------     --------    -----------
2001                                                        (dollars in thousands)
Net sales                        $499,668       $230,965       $377,753        $111,043     $ 33,475    $1,252,904
Income (loss) from operations    $ 66,634       $ (6,572)      $ 21,445        $ 23,080     $(39,860)   $   64,727
Depreciation and amortization    $ 15,732       $  8,181       $  4,991        $  3,312     $  1,812    $   34,028
Income (loss) from operations
   as a percentage of net sales      13.3%          (2.8)%          5.7%           20.8%        n.m.(a)        5.2%

2000
Net sales                        $519,197       $256,439       $342,386        $106,697     $ 33,059    $1,257,778
Income (loss) from operations    $ 55,227       $  2,218       $ 22,417        $ 29,027     $(11,506)   $   97,383
Depreciation and amortization    $ 17,813       $  7,742       $  5,785        $  2,663     $  2,625    $   36,628
Income (loss) from operations
   as a percentage of net sales      10.6%           0.9%           6.5%           27.2%       n.m.(a)         7.7%

(a)  Not meaningful.

2002 Compared to 2001

     Net sales for 2002 increased 6.0% to $1,328.1 million from $1,252.9 million in 2001. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Foam Products segment. The improvement in sales partially reflected the impact of sales related to the acquisition discussed in Note 3 to the consolidated financial statements.

     The gross profit margin was $141.4 million, or 10.6%, in 2002 compared to $180.1 million, or 14.4%, in 2001 primarily as a result of the 32.0% to 37.0% increases in the cost of our major chemical raw materials during the second half of 2002. The gross profit margin was further reduced by higher manufacturing costs principally in the Foam Products segment, unfavorable yields, higher manufacturing overhead expense and unfavorable production mix. We are seeking to improve gross profit margins through customer selling price increases, selective elimination of unprofitable customer accounts and products, and reductions in manufacturing overhead expenses.

     Income from operations for 2002 was $42.3 million, which represented a 34.6% decrease from the $64.7 million reported for 2001. Income from operations was 3.2% of net sales in 2002 compared to 5.2% of net sales in 2001. The decrease attributable to the reduced gross profit margin is discussed above. In addition, selling, general and administrative expenses increased by $15.0 million, or 19.0%, which included $3.6 million of organizational and proposed public offering costs related to the formation of Symphonex Inc. The proposed public offering of Symphonex Inc. has been deferred indefinitely. Selling, general and administrative expenses also include $1.3 million of transaction costs associated with the proposed sale of our Carpet Cushion Products segment which was subsequently terminated. The remainder of the increase was primarily due to higher professional service fees for information technology and accounting services and employee related expenses, partially offset by reduced goodwill amortization and lower bad debt expense.

     Foam Products

     Foam Products net sales for 2002 decreased 5.7% to $471.0 million from $499.7 million in 2001. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001. Foam Products gross profit margin was 10.8% in 2002, down from 17.9% in 2001. Income from operations decreased 64.0%, to $24.0 million in 2002 from $66.6 million in 2001, primarily due to increased raw material costs, lower net sales and higher manufacturing costs. Income from operations was 5.1% of net sales in 2002, down from 13.3% in 2001.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2002 increased 1.3% to $234.0 million from $231.0 million in 2001. We were able to increase our market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Loss from operations, which principally reflected higher raw material and other operating costs during 2002 and included expenses of $1.3 million in 2002 associated with the proposed sale of the business which was subsequently terminated, represented 5.3% of net sales in 2002 and 2.8% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for 2002 increased 23.6% to $466.7 million from $377.8 million in 2001. The improvement primarily reflected a continued high build rate for new cars and new product programs. We have been informed that our largest customer intends to reduce its purchases of certain products from us in 2003 to diversify its supply base. This may result in reduced sales to this customer of up to $70.0 million in 2003, some of which may be replaced by sales to other customers. Automotive Products gross profit margin was 8.2% in 2002 compared to 8.4% in 2001 and reflects the impact of higher raw material costs offsetting the contribution from increased net sales. Income from operations represented 5.4% of net sales in 2002 and 5.7% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in 2002 increased 11.8% to $124.1 million from $111.0 million in 2001. Higher sales partially reflected sales from the acquisition of General Foam Corporation in July 2001 (see Note 3 to the consolidated financial statements). Income from operations decreased 11.6% to $20.4 million in 2002 compared to $23.1 million in 2001. The decrease reflects the contribution from higher net sales offset by higher material costs and the costs related to Symphonex Inc. as described above. Income from operations represented 16.4% of net sales in 2002 compared to 20.8% in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges. The 3.7% decrease in net sales associated with this segment primarily resulted from the Mexico City operation. The loss from operations was $15.1 million in 2002 and included restructuring, impairment and other charges, discussed below. The loss from operations in 2001 was $39.9 million, including restructuring, impairment and other charges.

     Restructuring, Impairment and Other Charges

     In 2002, we recorded net restructuring, impairment and other charges of $4.8 million. Fourth quarter charges of $10.0 million included severance and other termination benefits for approximately 200 employees and exit costs and remaining lease payments related to the reorganization of executive and corporate management and the closure of six operations. Approximately 60 of the planned terminations occurred during 2002. The charges also included $2.5 million of asset impairments, primarily for leasehold improvements and machinery and equipment in the Carpet Cushion Products segment. Earlier in 2002, we recorded restructuring, impairment and other credits of $5.2 million including a reversal of approximately $3.7 million from the reevaluation of the 2001 Operational Reorganization Plan.

     In 2001, we recorded restructuring, impairment and other charges of $36.1 million, primarily related to our 2001 Operational Reorganization Plan including plant facility closures, reductions in management and support personnel, and cost reductions in purchasing and logistics. The charge included an impairment charge of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce certain assets, primarily leasehold improvement and equipment, included within the Foam Products and Carpet Cushion Products segments to their estimated fair values. Approximately 700 employee terminations including plant personnel, support staff and executives and management were originally planned pursuant to the 2001 Operational Reorganization Plan. The subsequent reevaluation of facilities closures reduced the number of planned terminations to approximately
500. Approximately 340 employees were terminated in 2002.

     We will have substantially completed the remaining actions contemplated by the 2001 Operational Reorganization Plan in early 2003 and expect to complete the facility closures and personnel reductions related to the 2002 restructuring plan during 2003, primarily in the first six months. Terminations of approximately 300 employees are planned to take place in 2003.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $66.6 million in 2002, which represented a 5.3% increase from 2001 expense of $63.2 million. The increase was attributable to higher amortization of debt issuance cost. We capitalized interest of $0.3 million in 2002 compared to $1.4 million in 2001. We expect 2003 interest and debt issuance expense to be at or higher than the 2002 level.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $1.6 million in both 2002 and 2001. We have a 70.0% ownership interest in the joint venture since December 2001. Previously our ownership interest was 49.0%.

     Provision (Benefit) for Income Taxes

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, we have provided for the income taxes of certain states in which we are subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to our partners for amounts that would be required to be paid if we were a corporation filing separate tax returns. Our ability to make such distributions is limited by the terms of our credit agreement and indentures.

     Extraordinary Items, Net of Income Taxes

     In connection with the refinancing transaction completed on March 25, 2002, we wrote off debt issuance costs associated with the early extinguishments of long-term debt due to a related party and the revolving credit facility, resulting in an extraordinary loss of $4.2 million, net of income tax benefit of $0.1 million. We purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes resulting in an extraordinary gain of $1.4 million. These extraordinary items will be reclassified upon the adoption of Statement of Financial Accounting Standards No. 145 in 2003.

     Cumulative Effect of Accounting Changes

     The cumulative effect of accounting change in 2002 includes a goodwill impairment charge of $72.0 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

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

Restructuring, Impairment and Other Charges

     In December 2001, we announced our 2001 Operational Reorganization Plan to reduce operating costs and accelerate revenue growth. The major initiatives of the 2001 Operational Reorganization Plan included plant facility closures, headcount reductions, purchasing and logistics cost reductions and sales and marketing management consolidation.

     We identified a total of 17 plant operations to be closed. Costs associated with this aspect of the 2001 Operational Reorganization Plan included lease termination costs and severance and termination benefits aggregating $14.1 million. Additionally, we identified salaried positions to be eliminated, mainly in support function areas. Severance, termination and other costs associated with these positions were estimated to be $4.4 million.

     Further, we evaluated the recoverability of certain other long-lived assets, both associated and not associated with the Operational Reorganization Plan, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". As a result, we recorded an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce these assets to their estimated fair values.

     Severance and termination benefits as a result of the 2001 Operational Reorganization Plan were expected to be incurred for approximately 700 employees. We expected to spend approximately $12.4 million during 2002 with the balance to be spent through 2012, primarily for lease costs. Other one-time period expenses during the fourth quarter consisted primarily of executive severance of $1.9 million and consulting fees related to the Operational Reorganization Plan in the amount of $1.2 million.

     In addition, we recorded $0.4 million for restructuring plans prior to the fourth quarter of 2001 that included severance for 41 employees and $1.4 million related to executive severance recorded in other charges. We also recorded a net restructuring credit of $1.2 million related to changes in estimates to prior restructuring plans.

     During 2000, we recorded $6.2 million for restructuring plans that included severance for 102 employees. We also recorded a net restructuring charge of approximately $0.1 million related to changes in estimates to prior years' restructuring plans. Also during 2000, we received $3.6 million of net proceeds from the sale of assets related to restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $63.2 million in 2001, which represented a 15.9% decrease from $75.2 million recorded in 2000. The decrease was attributable to lower average debt levels and lower effective interest rates. We capitalized interest of $1.4 million and $0.8 million in 2001 and 2000, respectively, as a component of the construction cost of plant and equipment.

     Income from Equity Interest in Joint Ventures

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

       Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, we have provided for the income taxes of certain states in which we are subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. We have a tax sharing agreement that provides for the payment of distributions to our partners for amounts that would be required to be paid if we were a corporation filing separate tax returns. Our ability to make such distributions is limited by the terms of our credit agreement and indentures.

OTHER

Foamex International and Change in Control Developments

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as our Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain of our indentures and those of Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary, relating to senior subordinated notes contain similar "change of control" provisions, which require us and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     On July 31, 2000, Foamex International announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of Foamex International common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of Foamex International common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock, (b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at February 15, 2003.

Environmental Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 29, 2002, we had accruals of approximately $2.7 million for environmental matters including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.4 million relating to PRP sites and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

     On August 8, 2001, the EPA proposed a National Emission Standard for Hazardous Air Pollutants or "NESHAP" for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. We do not believe that this standard, if adopted, will require us to make material expenditures.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, proposed a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2003 and 100.0% reductions by January 1, 2007. We do not believe that this standard, if adopted, will require us to make material expenditures for our Canadian plants.

     We have reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

     We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

     The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

     In 2003, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $1.5 million. Although it is possible that new information or future developments could require us to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Claims and Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 29, 2002, we had accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed above.

Inflation, Raw Material Costs and Other Matters

     On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, we believe we have the flexibility in operations and capital structure to maintain a competitive position. The prices of the two principal chemicals used, TDI and polyol, are influenced by demand and manufacturing capacity. In addition, the prices of TDI and polyol are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. The conflict in that part of the world could significantly impact the price of these raw materials. Results for 2002 were negatively impacted by higher costs for raw materials. In 2001, the beginning of the economic slowdown resulted in excess manufacturing capacity for the major chemical suppliers. This, coupled with declining oil prices, resulted in lower costs for raw materials in 2001. We experienced 32.0% to 37.0% increases in the prices of raw material from major chemical manufacturers during 2002. We sought to recover these cost increases through manufacturing process efficiencies and management of selling price increases, but were only partially able to do so during 2002. Our major chemical suppliers have announced their intention to increase prices by approximately 10.0% to 12.0% effective April 1, 2003. In an attempt to offset these raw material cost increases, we have announced price increases to our customers to be effective during April 2003. We may not be successful in implementing these and further selling price increases to fully recover raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, additional selling price increases to offset raw material cost increases. Additionally, we must reduce and control our other operating expenses including selling, general and administrative expenses to offset raw material cost increases. A failure to recover cost increases could result in debt covenant violations which may lead to lenders demanding immediate payment of our outstanding debt and impair our ability to continue as a going concern.

Related Party Transactions

     We have a number of related party transactions. Such related party transactions and current balances are discussed in Note 14 to the consolidated financial statements included in this annual report on Form 10-K.

Accounting Changes

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. An impairment of goodwill due to the initial application of SFAS No. 142 is discussed below. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in note 3 to the consolidated financial statements, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by us on January 1, 2002.

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. We completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. We identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, we identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying values exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002 and the resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to the first quarter 2002 results of operations in accordance with the transitional implementation guidance of SFAS No. 142. We performed our annual goodwill impairment test as of September 30, 2002 which did not result in the recognition of any additional impairment.

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The adoption of this Statement in 2003 will result in a reclassification of the extraordinary items recorded during 2002.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") was issued in June 2002. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 further establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees. The initial recognition and measurements provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not expected to have any impact on our results of operations or financial position. We do not have any disclosure obligations under this interpretation at December 29, 2002.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 29, 2002, indebtedness with variable interest rates totaled $221.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and financial statement schedules is included in Item 15(a).

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

ITEM 14.  CONTROLS AND PROCEDURES.

     Foamex L.P.'s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of Foamex L.P.'s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing of this Annual Report on Form 10-K (the "Evaluation Date"). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial statements.
       Foamex L.P.  and Subsidiaries
         Independent Auditors' Report                                                                           F-2
         Reports of Independent Accountants                                                                     F-3
         Consolidated Balance Sheets as of December 29, 2002 and December 31, 2001                              F-5
         Consolidated Statements of Operations for the years ended December 29, 2002,
           December 31, 2001 and 2000                                                                           F-7
         Consolidated Statements of Cash Flows for the years ended December 29, 2002
           December 31, 2001 and 2000                                                                           F-8
         Consolidated Statements of Partners' Deficiency for the years ended December 29, 2002
           December 31, 2001 and 2000                                                                           F-9
         Notes to Consolidated Financial Statements                                                            F-10

       Foamex Capital Corporation
         Independent Auditors' Report                                                                          F-42
         Balance Sheets as of December 29 2002 and December 31, 2001                                           F-43
         Notes to Balance Sheets                                                                               F-44

       Foamex L.P. and Subsidiaries Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts                                                        S-2

(b)    Reports on Form 8-K.

          A report dated November 11, 2002, was filed for Item 8. - Change in Fiscal Year, concerning a press release announcing that Foamex L.P. changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1 and that because the transition period was less than one month, no transition report was required.

(c)    Exhibits.

3.1(a)    - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)  - Fourth  Amended  and  Restated  Agreement of Limited  Partnership of
            Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. and Trace Foam Company, Inc., as general partners, and Foamex
            International,   Inc.  as  a  limited   partner  (the   "Partnership
            Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12,1997. 3.2.4(v) - Third Amendment to the Partnership Agreement, dated December 23,
            1997.
3.2.5(x)  - Fourth Amendment to the Partnership Agreement,  dated February 27,
            1998.
3.2.6(aa) - Fifth  Amendment  to the  Partnership  Agreement,  dated March 26,
            2002.
3.3(y)    - Certificate of Incorporation of FMXI.
3.4(y)    - By-laws of FMXI.
3.5(k)    - Certificate of Incorporation of Foamex Capital Corporation.
3.6(k)    - By-laws of Foamex Capital Corporation.
3.7(bb)   - Certificate of Formation of Foamex Carpet Cushion LLC.
3.8(bb)   - Limited Liability Company Agreement of Foamex Carpet Cushion LLC.
3.9(dd)   - Certificate of Incorporation of Foamex Asia, Inc.
3.10(dd)  - By-laws of Foamex Asia, Inc.
3.11(dd)  - Certificate of Incorporation of Foamex Latin America, Inc.
3.12(dd)  - By-laws of Foamex Latin America, Inc.
3.13(dd)  - Certificate of Incorporation of Foamex Mexico, Inc.
3.14(dd)  - By-laws of Foamex Mexico, Inc.

3.15(dd)  - Certificate of Incorporation of Foamex Mexico II, Inc.
3.16(dd)  - By-laws of Foamex Mexico II, Inc.
4.1(bb)   - Indenture,  dated  as of  March 25, 2002, among Foamex L.P.,  Foamex
            Capital Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, including as exhibits thereto, the form of note.
4.2(bb)   - Registration  Rights  Agreement,  dated  as of March 25, 2002, among
            Foamex L.P., Foamex Capital Corporation, the Guarantors party thereto and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Scotia Capital (USA) Inc., Bear, Stearns & Co. Inc., and Jefferies & Company, Inc., as initial purchasers.
4.3(d)    - Indenture,  dated  as of  June 12,  1997,  by and among Foamex L.P.,
            FCC, the subsidiary guarantors and The Bank of New York, as trustee, relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007, including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.4(v)    - First  Supplemental  Indenture,  dated  as  of  December  23,  1997, between Foamex LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.5(x)    - Second  Supplemental  Indenture,  dated  as  of February  27,  1998, among Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc., and Foamex LLC, as withdrawing guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.6(bb)   - Third  Supplemental Indenture,  dated  as of March 25, 2002, between
            Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.7(v)    - Indenture,  dated  as  of December  23,  1997,  by  and among Foamex
            L.P., Foamex Capital Corporation, the subsidiary guarantors, Crain Holdings Corp., as intermediate obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior Subordinated Notes due 2005, including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.8(x)    - First Supplemental  Indenture, dated  as of February 27, 1998, among
            Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc., Foamex Fibers, Inc. and Foamex LLC, as withdrawing guarantors, Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.9(bb)   - Second  Supplemental  Indenture, dated as of March 25, 2002, between
            Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.10.1(cc)- Commitment  Letter and  Attachment,  dated  July  5, 2002,  from the
            Bank of Nova Scotia to Foamex Canada Inc.
4.11(bb)  - Pledge  and Security  Agreement, dated as of March 25, 2002, made by
            Foamex L.P. and U.S. Bank National Association, as collateral agent. 4.12(bb) - Patent Security Agreement, dated as of March 25, 2002, by Foamex
            L.P.  in favor of U.S.  Bank  National  Association,  as  collateral agent.
4.13(bb)  - Trademark  Security  Agreement,  dated   as  of March 25,  2002,  by
            Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.14(bb)  - Copyright  Security  Agreement,  dated  as  of  March 25,  2002,  by
            Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.15(bb)  - Third Amended  and Restated  Foamex International Guaranty, dated as of March 25, 2002, made by Foamex International in favor of Citicorp USA, Inc., as collateral agent.
4.16(bb)  - Amended  and Restated  Guaranty, dated as of March 25, 2002, made by
            FMXI, Inc. and the subsidiary guarantors in favor of Citicorp USA, Inc., as collateral agent, each lender, each issuing bank and each other holder of an obligation.
4.17(bb)  - Amended  and Restated  Pledge  and Security  Agreement,  dated as of
            March 25, 2002, made by Foamex International, FMXI, Inc., Foamex L.P. in favor of Citicorp USA, Inc., as collateral agent.
4.18(bb)  - Patent  Security  Agreement,  dated  as  of March 25, 2002,  made by
            Foamex L.P. in favor of Citicorp USA, Inc., as collateral agent.

4.19(bb)  - Trademark  Security Agreement,  dated  as of March 25, 2002, made by
            Foamex L.P. and Foamex Carpet Cushion LLC in favor of Citicorp USA, Inc., as collateral agent.
4.20(bb)  - Copyright  Security  Agreement,  dated as of March 25, 2002, made by
            Foamex L.P. in favor of Citicorp USA, Inc. as collateral agent. 4.21(bb) - Credit Agreement, dated June 12, 1997, as amended and restated as of February 27, 1998, as further amended and restated as of June 29, 1999 and as further amended and restated as of March 25, 2002 among Foamex L.P., FMXI, Inc., the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia as agents.
4.22(ee)  - Amendment  No. 1, dated  as  of  November  15,  2002,  to the Credit
            Agreement, dated as of June 12, 1997, as amended and restated as of February 27, 1998, as further amended and restated as of June 29, 1999 and as further amended and restated as of March 25, 2002, by and among Foamex L.P., FMXI, Inc., the financial institutions party thereto from time to time as lenders (the "Lenders"), the financial institutions party thereto from time to time as issuing banks (the "Issuing Banks"), Citicorp USA, Inc., as administrative agent and as collateral agent for the Lenders and the Issuing Banks, and The Bank of Nova Scotia, as funding agent and as syndication agent for the Lenders and the Issuing Banks.
4.23(bb)  - Intercreditor  Agreement,  dated  as of March 25, 2002, by and among
            Citicorp USA, Inc., as Senior Agent, U.S. Bank National Association, as trustee and collateral agent under the Indenture for the 10 3/4% Senior Secured Notes and Foamex L.P.
10.1(e)   - Reimbursement  Agreement, dated  as of March 23, 1993, between Trace
            Holdings and General Felt Industries, Inc.
10.2(e)   - Shareholder  Agreement,  dated  December 31,  1992,  among Recticel,
            s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement.
10.3(f)   - Asset  Transfer  Agreement,  dated  as  of October 2, 1990,  between
            Trace International Holdings, Inc. ("Trace Holdings") and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.4(f)   - First  Amendment,  dated  as  of  December  19,  1991,  to the Trace
            Holdings Asset Transfer Agreement.
10.5(f)   - Amended  and  Restated Guaranty, dated as of December 19, 1991, made by Trace Foam Company, Inc. ("Trace Foam") in favor of Foamex L.P. 10.6(f) - Asset Transfer Agreement, dated as of October 2, 1990, between
            Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.7(f)   - First  Amendment,  dated  as  of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.8(f)   -  Schedule  5.03  to  the RFC Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.9(e)   - The  5.03 Protocol  Assumption  Agreement,  dated  as of October 13,
            1992, between RFC and Foamex L.P.
10.10(e)  - Letter  Agreement between  Trace Holdings and Recticel regarding the
            Recticel Guaranty, dated as of July 22, 1992.
10.11(g)  - First  Amended  and  Restated  Tax  Sharing  Agreement,  dated as of
            December 14, 1993, among Foamex L.P., Trace Foam, FMXI and Foamex International.
10.12(d)  - First   Amendment  to   First  Amended   and  Restated  Tax  Sharing
            Agreement, dated as of June 12, 1997, by and among Foamex L.P., Foamex International, FMXI and Trace Foam.
10.13(o)  - Second   Amendment  to  First  Amended   and  Restated  Tax  Sharing
            Agreement, dated as of December 23, 1997, by and among Foamex L.P., Foamex International, FMXI, and Trace Foam.
10.14(q)  - Third  Amendment   to  First   Amended  and   Restated  Tax  Sharing
            Agreement, dated as of February 27, 1998, by and between Foamex L.P., Foamex International and FMXI.
10.15(h)  - Tax  Distribution  Advance Agreement, dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.16(d)  - Amendment  No. 1 to  Tax Distribution Advance Agreement, dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex International. 10.17(f)+ - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.18(f)+ - Equity Growth Participation Program.
10.19(i)+ - The Foamex  L.P. Salaried  Pension Plan (formerly, "The General Felt
            Industries, Inc. Retirement Plan for Salaried Employees"), effective as of January 1, 1995.

10.20(m)  - The  Foamex L.P. Hourly  Pension Plan (formerly "The Foamex Products
            Inc.  Hourly Employee  Retirement  Plan"),  as amended  December 31,
            1995.
10.21(m)+ - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.22(t)+ - Foamex International Amended and Restated 1993 Stock Option Plan. 10.23(a)+ - Foamex International Non-Employee Director Compensation Plan. 10.24(x)+ - Foamex International Equity Incentive Plan for Non-Employee
            Directors.
10.25(x)+ - Foamex International Key Employee Incentive Bonus Plan.
10.26(y)+ - Agreement  with   Consultant,  dated  April 24, 2001  by and between
            Robert J. Hay and Foamex L.P.
10.27(z)+ - Foamex Supplemental  Executive  Retirement Plan, effective as of May
            15, 2001.
10.28(z)+ - Split  Dollar Life Insurance  Agreement Between Foamex International
            Inc. and Marshall S. Cogan, dated as of December 31, 2001. 10.29(ff)+- Foamex International 2002 Stock Award Plan.
10.30(v)+ - Employment  Agreement,  dated  as of January 1, 1999, by and between
            Foamex International and Marshall S. Cogan.
10.31(r)+ - Employment  Agreement,  dated  as  of March 16, 1999, by and between
            Foamex International and John G. Johnson, Jr.
10.32(v)+ - Employment Agreement, amended  effective as of  January 29, 2001, by and between Foamex International and John Televantos.
10.33(y)+ - Termination and Release  Agreement  dated as  of January 30, 2001 by and between Foamex International and John G. Johnson, Jr.
10.34(z)+ - Termination and Release  Agreement dated as of  December 6, 2001, by and between the Foamex International and John Televantos. 10.36(dd)+- Employment Agreement, dated as of August 20, 2002, by and between
            Foamex International and Thomas E. Chorman.
10.38(dd)+- Employment Agreement,  dated as  of  August 20, 2002, by and between
            Foamex International and Peter W. Johnson.
10.39(dd)+- Employment  Agreement,  entered  into  on  September  10,  2002  and effective as of July 22, 2002, between Foamex International and Virginia Kamsky.
10.40(z)+ - First Amendment to Employment Agreement,  dated  as  of December 31,
            2001,  by and between  Foamex  International  Inc.  and  Marshall S.
            Cogan.
10.41(p)  - Supply  Agreement,  dated as  of February 27,  1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.42(p) - Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.43(o)  - Loan  Agreement  between  Hua  Kee Company  Limited and Foamex Asia,
            Inc., dated as of July 8, 1997.
10.44(dd)+- Agreement  with  Consultant,  dated  August  8, 2002, by and between
            Raymond E. Mabus, Jr. and Foamex International.
10.45(gg)+- Severance  Agreement and Release, dated  as of November 23, 2002, by and between Foamex International and Theodore J. Kall.
10.46(gg)+- Severance Agreement  and Release,  dates as of  January 31, 2003, by and between Foamex International and Pratt W. Wallace, Jr. 10.47(gg)+- Employment Agreement, dated as of March 24, 2003, by and between
            Foamex International and K. Douglas Ralph.
21*       - Subsidiaries of Foamex L.P.

--------------------------------------------------------
*    Filed herewith.

+    Management contract or compensatory plan or arrangement.

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

(e) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K Statement of Foamex L.P. and FCC for fiscal 1992.

(f) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

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

(j) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex International on Form S-4, Registration No. 333-30291.

(k) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on August 29, 1997.

(l) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on October 6, 1997.

(m) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

(n) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., FCC and Foamex International reporting an event that occurred December 23, 1997.

(o) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733, filed February 6, 1998.

(p) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.

(q) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 28, 1997.

(r) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 1998.

(s) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on July 31, 2000.

(t) Incorporated herein by reference to the Exhibit to Foamex International's definitive proxy statement dated May 31, 2000.

(u) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on November 2, 2000.

(v) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for year ended December 31, 2000.

(w) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 31, 2001.

(x) Incorporated herein by reference to the Appendix to Foamex International's definitive amended and restated proxy statement, dated July 12, 2001.

(y) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001.

(z) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2001.

(aa) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 31, 2002.

(bb) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended March 31, 2002.

(cc) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2002.

(dd) Incorporated herein by reference to the Exhibit to Amendment No. 1 to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-90632, filed October 22, 2002.

(ee) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended September 29, 2002.

(ff) Incorporated herein by reference to Appendix C to Foamex International's definitive proxy statement dated April 30, 2002.

(gg) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 29, 2002.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March 2003.



                                      FOAMEX L.P.
                                        By:  FMXI, Inc.
                                             its Managing General Partner


                                      By:    /s/  K. Douglas Ralph
                                             ------------------------------
                                      Name:  K. Douglas Ralph
                                      Title: Executive Vice President and
                                             Chief Financial Officer


                                      FOAMEX CAPITAL CORPORATION


                                      By:    /s/  K. Douglas Ralph
                                             ------------------------------
                                      Name:  K. Douglas Ralph
                                      Title: Executive Vice President and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and as of the dates indicated:

Signature                        Title                          Date


/s/ Marshall S. Cogan            Director of FMXI and FCC       March 27, 2003
----------------------------
    Marshall S. Cogan



/s/ George L. Karpinski          Director of FMXI and FCC       March 27, 2003
----------------------------
    George L. Karpinski

                                  CERTIFICATION


I, Thomas E. Chorman, certify that:


1. I have reviewed this annual report on Form 10-K of Foamex L.P. and Foamex Capital Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003

Foamex L.P.                                      Foamex Capital Corporation


/s/ Thomas E. Chorman                            /s/ Thomas E. Chorman
-------------------------------------            -------------------------------
Thomas E. Chorman                                Thomas E. Chorman
President and Chief Executive Officer            President

                                  CERTIFICATION


I, K. Douglas Ralph, certify that:


1. I have reviewed this annual report on Form 10-K of Foamex L.P. and Foamex Capital Corporation.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003

Foamex L.P.                                  Foamex Capital Corporation


/s/ K. Douglas Ralph                         /s/ K. Douglas Ralph
-----------------------------                ------------------------------
K. Douglas Ralph                             K. Douglas Ralph
Executive Vice President and                 Executive Vice President and
Chief Financial Officer                      Chief Financial Officer

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Financial Statements of Registrants

         Foamex L.P.
           Independent Auditors' Report                                                                         F-2
           Reports of Independent Accountants                                                                   F-3
           Consolidated Balance Sheets as of December 29, 2002 and December 31, 2001                            F-5
           Consolidated Statements of Operations for the years ended December 29, 2002 and
              December 31, 2001 and 2000                                                                        F-7
           Consolidated Statements of Cash Flows for the years ended December 29, 2002 and
              December 31, 2001 and 2000                                                                        F-8
           Consolidated Statements of Partners' Deficiency for the years ended December 29, 2002 and
              December 31, 2001 and 2000                                                                        F-9
           Notes to Consolidated Financial Statements                                                          F-10

         Foamex Capital Corporation
           Independent Auditors' Report                                                                        F-42
           Balance Sheets as of December 29, 2002 and December 31, 2001                                        F-43
           Notes to Balance Sheets                                                                             F-44

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Foamex L.P.
Linwood, Pennsylvania

We have audited the accompanying consolidated balance sheets of Foamex L.P. and subsidiaries (the "Company"), an indirect wholly-owned subsidiary of Foamex International Inc. as of December 29, 2002 and December 31, 2001, and the related consolidated statements of operations, cash flows and partners' deficiency for the two years then ended. Our audits also included the consolidated financial statement schedule as of and for the years ended December 29, 2002 and December 31, 2001 listed in the Index at Item 15a. The consolidated financial statements and financial statement schedule give retroactive effect to the common control merger of Foamex L.P. and subsidiaries and Foamex Carpet Cushion, Inc., which has been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 and 2001 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The 2000 financial statements were audited by other auditors. We audited the adjustments described in Note 1 that were applied to restate such financial statements to give retroactive effect to the common control merger of Foamex L.P. and subsidiaries and Foamex Carpet Cushion, Inc. In our opinion, such adjustments are appropriate and have been properly applied. We also audited the allocations of the condensed consolidating financial information and the related eliminations included in Note 16 for the year ended December 31, 2000. In our opinion, such allocations and eliminations are appropriate and have been properly applied.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.


/s/ DELOITTE & TOUCHE LLP

March 18, 2003
Parsippany, New Jersey

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Foamex L.P.:

In our opinion, the consolidated statements of operations, partners' deficiency and cash flows for the year ended December 31, 2000 of Foamex L.P. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Foamex L.P. and its subsidiaries for the year ended December 31, 2000, (before giving effect to the adjustments to give retroactive effect to the contribution of Foamex Carpet Cushion, Inc., described in Note 1 and excluding the information included in
Note 16, "Guarantor Information") in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Foamex L.P. and its subsidiaries (not presented separately herein) as of and for the year ended December 31, 2000, (before giving effect to the adjustments to give retroactive effect to the contribution of Foamex Carpet Cushion, Inc., described in Note 1) when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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




/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Foamex Carpet Cushion, Inc.:


In our opinion, the statements of operations, stockholder's equity and cash flows for the year ended December 31, 2000 of Foamex Carpet Cushion, Inc. (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Foamex Carpet Cushion, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements Foamex Carpet Cushion, Inc.'s financial debt covenants, with which Foamex Carpet Cushion, Inc. must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 5.




/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 30, 2001

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             December 29,           December 31,
                                                                                2002                   2001
                                                                             ------------           ------------
ASSETS                                                                                  (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                  $  4,363               $ 15,059
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $10,311 in 2002 and $10,940 in 2001             191,546                173,461
    Inventories                                                                  98,010                 89,430
    Other current assets                                                         22,558                 32,685
                                                                               --------               --------

            Total current assets                                                316,477                310,635
                                                                               --------               --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                    7,272                  7,512
    Buildings and leasehold improvements                                        119,582                116,232
    Machinery, equipment and furnishings                                        287,847                275,261
    Construction in progress                                                      3,868                  8,199
                                                                               --------               --------
            Total                                                               418,569                407,204

    Less accumulated depreciation and amortization                             (236,531)              (206,407)
                                                                               --------               --------
       Property, plant and equipment, net                                       182,038                200,797

GOODWILL                                                                        125,321                209,503

DEBT ISSUANCE COSTS, net of
accumulated amortization of $14,079 in 2002 and
$14,643 in 2001                                                                  36,827                 13,690

OTHER ASSETS                                                                     34,620                 33,025
                                                                               --------               --------

TOTAL ASSETS                                                                   $695,283               $767,650
                                                                               ========               ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 29,         December 31,
                                                                                 2002                  2001
                                                                              -----------          ------------
LIABILITIES AND PARTNERS' DEFICIENCY                                                     (thousands)
CURRENT LIABILITIES
    Current portion of long-term debt                                          $       46             $  4,023
    Current portion of long-term debt - related party                                   -               14,040
    Accounts payable                                                               87,394              128,756
    Accrued employee compensation and benefits                                     26,330               25,858
    Accrued interest                                                               14,173                8,946
    Accrued restructuring                                                          14,424               12,392
    Accrued customer rebates                                                       18,813               21,869
    Cash overdrafts                                                                17,737                4,073
    Other accrued liabilities                                                      17,665               25,405
    Deferred income taxes                                                           1,864                1,632
                                                                               ----------             --------
      Total current liabilities                                                   198,446              246,994


LONG-TERM DEBT                                                                    738,540              630,682

LONG-TERM DEBT - RELATED PARTY                                                          -               17,550

ACCRUED EMPLOYEE BENEFITS                                                          48,022               25,944

DEFERRED INCOME TAXES                                                                   -                1,542

ACCRUED RESTRUCTURING                                                               8,347               12,604

OTHER LIABILITIES                                                                   7,714               10,462
                                                                               ----------             --------
    Total liabilities                                                           1,001,069              945,778
                                                                               ----------             --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
    General partner                                                             (240,107)             (130,095)
    Limited partner                                                                    -                     -
    Accumulated other comprehensive loss                                         (56,458)              (36,322)
    Notes and advances receivable from partner                                         -                (2,490)
    Notes receivable from related party                                           (9,221)               (9,221)
                                                                               ----------             --------
      Total partners' deficiency                                                (305,786)             (178,128)
                                                                               ----------             --------
TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                     $  695,283             $767,650
                                                                               ==========             ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                                  December 29,      December 31,    December 31,
                                                                     2002              2001            2000
                                                                  ------------      ------------    ------------
                                                                                    (thousands)
NET SALES                                                         $1,328,094        $1,252,904      $1,257,778

COST OF GOODS SOLD                                                 1,186,669         1,072,823       1,085,753
                                                                  ----------        ----------      ----------

GROSS PROFIT                                                         141,425           180,081         172,025

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          94,326            79,286          68,374

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES                            4,799            36,068           6,268
                                                                  ----------        ----------      ----------

INCOME FROM OPERATIONS                                                42,300            64,727          97,383

INTEREST AND DEBT ISSUANCE EXPENSE                                    66,607            63,237          75,229

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                           1,734             1,645           1,652

OTHER INCOME (EXPENSE), NET                                               74            (1,853)         (1,550)
                                                                  ----------        ----------      ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      (22,499)            1,282          22,256

PROVISION FOR INCOME TAXES                                             1,911             3,543           2,653
                                                                  ----------        ----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           (24,410)           (2,261)         19,603

EXTRAORDINARY ITEMS, NET OF INCOME TAXES                              (2,794)                -               -

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               (71,966)                -               -
                                                                  ----------        ----------      ----------

NET INCOME (LOSS)                                                 $  (99,170)       $   (2,261)     $   19,603
                                                                  ==========        ==========      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                               December 29,      December 31,     December 31,
                                                                  2002              2001             2000
                                                               ------------      ------------     ------------
OPERATING ACTIVITIES                                                              (thousands)
   Net income (loss)                                            $(99,170)         $ (2,261)       $ 19,603
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                31,592            34,028          36,628
     Amortization of debt issuance costs, debt premium
        and debt discount                                          4,797             1,288           1,335
     Extraordinary loss on extinguishment of debt                  2,794                 -               -
     Asset impairment and other charges                            2,503            13,811           2,621
     Cumulative effect of accounting change                       71,966                 -               -
     Loss on disposition of assets                                     -               963           1,654
     Provision for uncollectible accounts                          2,336             5,479           2,838
     Retirement benefit funding greater than expense              (1,604)           (1,752)         (7,198)
     Deferred income taxes                                          (738)            1,068            (425)
     Other, net                                                       47                 2             344
   Changes in operating assets and liabilities:
     Accounts receivable                                         (20,421)           (9,578)         (6,857)
     Inventories                                                  (8,580)           15,177          (2,452)
     Accounts payable                                            (41,362)           45,867             252
     Accrued restructuring                                        (2,225)           15,549          (3,352)
     Other assets and liabilities                                  8,447           (10,937)          7,873
                                                                --------          --------         -------
        Net cash provided by (used in) operating activities      (49,618)          108,704          52,864
                                                                --------          --------         -------

INVESTING ACTIVITIES
   Capital expenditures                                          (15,582)          (22,482)        (23,593)
   Proceeds from sale of assets                                       21               600           3,570
   Repayment of note from Foamex International                         -             2,500               -
   Acquisitions                                                        -           (17,559)              -
   Decrease (increase) in revolving loan with Foamex
     International                                                 2,490                 -          (1,814)
   Other investing activities                                     (7,990)           (1,130)         (1,850)
                                                                --------          --------         -------
        Net cash used in investing activities                    (21,061)          (38,071)        (23,687)
                                                                --------          --------         -------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                 -                 -          (1,627)
   Net proceeds from (repayments of) revolving loans             (73,176)          (20,905)         32,220
   Proceeds from long-term debt                                  356,590                 -               -
   Repayments of long-term debt                                 (190,450)           (8,538)        (20,550)
   Repayments of long-term debt-related party                    (31,590)          (15,795)        (41,898)
   Increase (decrease) in cash overdrafts                         13,664            (2,812)          1,029
   Debt issuance costs                                           (29,981)           (2,578)              -
   Interest rate swaps                                            14,821                 -               -
   Distribution paid to partners                                       -            (3,861)            (41)
   Other financing activities                                        105            (5,958)              -
                                                                --------          --------         -------

        Net cash provided by (used in) financing activities       59,983           (60,447)        (30,867)
                                                                --------          --------         -------

Net increase (decrease) in cash and cash equivalents             (10,696)           10,186          (1,690)

Cash and cash equivalents at beginning of period                  15,059             4,873           6,563
                                                                --------          --------         -------

Cash and cash equivalents at end of period                      $  4,363          $ 15,059         $ 4,873
                                                                ========          ========         =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY


                                                                 Accumulated                    Notes
                                                                    Other         Notes      Receivable
                                            General   Limited   Comprehensive    Receivable    Related
                                            Partners  Partners       Loss      from Partners   Party        Total
                                            --------  --------  -------------  ------------- ------------ ----------
                                                                   (thousands)
2000
Balances at January 1, 2000                $(139,161) $      -      $ (8,923)       $(3,176)    $(9,221)    $(160,481)
Net income                                       392    19,211                                                 19,603
Minimum pension liability adjustment                                 (14,628)                                 (14,628)
Foreign currency translation adjustment                                 (910)                                    (910)
   Comprehensive income                                                                                         4,065
Distributions                                    (10)     (471)                                                  (481)
Revolving loan with Foamex International                                             (1,814)                   (1,814)
Other                                                      208                                                    208
Offset balance against Limited Partner
  deficit assumed by General Partner          18,948   (18,948)                                                     -
                                           ---------  --------      --------         ------     -------     ---------
Balances at December 31, 2000               (119,831)        -       (24,461)        (4,990)     (9,221)     (158,503)


2001
Net loss                                        (45)    (2,216)                                                (2,261)
Minimum pension liability adjustment                                 (10,782)                                 (10,782)
Foreign currency translation adjustment                               (1,079)                                  (1,079)
   Comprehensive loss                                                                                         (14,122)
Distributions and other                        (160)    (7,843)                                                (8,003)
Repayment of note receivable from Foamex
   International                                                                      2,500                     2,500
Offset balance against Limited Partner
  deficit assumed by General Partner        (10,059)    10,059                                                      -
                                          ---------   --------      --------         ------     -------     ---------
Balances at December 31, 2001              (130,095)         -       (36,322)        (2,490)     (9,221)     (178,128)

2002
Net loss                                     (1,698)   (97,472)                                               (99,170)
Minimum pension liability adjustment                                 (18,267)                                 (18,267)
Foreign currency translation adjustment                               (1,869)                                  (1,869)
   Comprehensive loss                                                                                        (119,306)
Distributions and other                          (5)   (10,837)                                               (10,842)
Repayment of revolving loan with Foamex
   International                                                                      2,490                     2,490
Offset balance against Limited Partner
   deficit assumed by General Partner      (108,309)   108,309                                                      -
                                          ---------   --------      --------         ------     -------     ---------
Balances at December 29, 2002             $(240,107)  $      -      $(56,458)        $    -     $(9,221)    $(305,786)
                                          =========   ========      ========         ======     =======     =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. As of December 29, 2002, Foamex L.P.'s operations were conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico"), Foamex Asia, Inc. ("Foamex Asia") and through Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Foamex Carpet was converted to a limited liability company and was contributed by Foamex International Inc. ("Foamex International") to Foamex L.P. on March 25, 2002. The contribution of Foamex Carpet has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements include the accounts of Foamex Carpet for all periods presented. Adjustments recorded to restate previously reported financial statements for the year ended December 31, 2000 consisted of those necessary to include the balances and results of Foamex Carpet and to eliminate intercompany balances and transactions between Foamex L.P. and Foamex Carpet. Financial information concerning the business segments of Foamex L.P. is included in Note 12.

     The following table represents selected historical financial data for Foamex L.P. and subsidiaries and Foamex Carpet Cushion, Inc. and the adjustments required to affect the merger of entities under common control similar to a pooling of interests.

                                                                                               Consolidated
                                          Foamex L.P.     Foamex Carpet        Adjustments      Foamex L.P.
                                          -----------     -------------        -----------     ------------
       2000 Income Statement
         Net Sales                        $1,161,017        $270,898            $(174,137)       $1,257,778
         Income from Operations           $   84,115        $ 13,268                    -        $   97,383
         Net Income                       $   13,268        $  6,335                    -        $   19,603

     Foamex L.P. has changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal year 2002 includes the 52 weeks ended December 29, 2002, after adjustment for December 31, 2001 which was included in the prior year.

     Foamex International Shareholder and Change in Control Developments

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of Foamex International's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at December 29, 2002.

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

Revenue Recognition, Discounts and Rebates

     Revenue from sales, net of discounts and estimated returns, allowances and rebates, is recognized when product title and risk of loss passes to the customer, which is primarily at the time of shipment.

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

     The carrying amount and fair value of long-term debt at December 29, 2002 were $738.6 million and $490.3 million, respectively, and at December 31, 2001 were $666.3 million and $603.4 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2002, 2001 and 2000 was $29.1 million, $26.4 million and $28.7 million, respectively.

     Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized if they extend the life of the asset. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Capitalized Software Costs

     Foamex L.P. expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

Impairment of Long-Lived Assets

     Foamex L.P. reviews the carrying value of its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be appropriate. Foamex L.P. assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

Research and Development

     Research and development costs are expensed as incurred. Amounts charged against income were $4.8 million, $3.1 million and $2.5 million in 2002, 2001 and 2000, respectively.

Start-Up Costs

     Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Self Insurance

     Foamex L.P. is partially self-insured for a number of risks up to certain limits including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts.

Claims and Litigation

     Foamex L.P. evaluates claims for damages that are outside of its insurance coverage and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

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

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreement. See Note 8.

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

Accounting Changes - Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but are periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment of goodwill due to the initial application of SFAS No. 142 is discussed below. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by Foamex L.P. on January 1, 2002. The impact on Foamex L.P.'s financial statement for prior years was limited to $6.0 million of annual goodwill amortization. Foamex L.P.'s adjusted net income would have been $3.7 million in 2001 and $25.6 million in 2000, if SFAS No. 142 had been adopted retroactively to January 1, 2000.

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. Foamex L.P. completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. We identified six reporting units and during the second quarter performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, Foamex L.P. identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying values exceeded the fair values as of January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002. The resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to Foamex L.P.'s first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142. Foamex L.P. performed its annual goodwill impairment test as of September 30, 2002 which did not result in the recognition of any additional impairment.

     Goodwill balances include:

                                           Balance            Accounting                         Balance
           Segments                   December 31, 2001         Changes      Other  (1)     December 29, 2002
     ------------------------         -----------------       ----------     ----------     -----------------
                                                                   (thousands)
     Foam Products                         $ 90,909            $ (7,771)      $ (8,869)         $ 74,269
     Carpet Cushion Products                 62,898             (60,401)             -             2,497
     Automotive Products                     37,244                   -         (2,558)           34,686
     Technical Products                      14,658                   -           (789)           13,869
     Other                                    3,794              (3,794)             -                 -
                                           --------            --------       --------          --------
         Total                             $209,503            $(71,966)      $(12,216)         $125,321
                                           ========            ========       ========          ========

(1)  Principally the reversal of a deferred income tax valuation allowance.

Future Accounting Changes - Extinguishment of Debt

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The adoption of this Statement in 2003 will result in a reclassification of the extraordinary items recorded during 2002.

Future Accounting Change - Guarantees

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees. The initial recognition and measurements provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not expected to have any impact on the results of operations or financial position of Foamex L.P. Foamex L.P. does not have any disclosure obligations under this interpretation at December 29, 2002.

Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current presentation.

3.   ACQUISITION

     On July 25, 2001, Foamex L.P. purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive,  industrial,  and home  furnishings  markets,  at a total cost of $18.5 million, which resulted in goodwill of approximately $9.0 million. The business was acquired due to its synergy with Foamex L.P.'s existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The effects of the acquisition on Foamex L.P.'s consolidated financial statements are not material.

4.   EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In connection with the refinancing transaction completed on March 25, 2002 (see Note 8), Foamex L.P. wrote off debt issuance costs associated with the early extinguishment of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary loss of $4.2 million, net of income tax benefit of $0.1 million. In addition, Foamex L.P. purchased and retired $49.0 million of its 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of its 9 7/8% senior subordinated notes resulting in an extraordinary gain of $1.4 million.

     Included as a cumulative effect of accounting change in 2002 is a charge of $72.0 million associated with the adoption of SFAS No. 142 (see Note 2).

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

     In the fourth quarter of 2002, Foamex L.P. recorded restructuring, impairment and other charges of $10.0 million relating to the reorganization of its executive and corporate management and the closure of or reduction of activities at six operations. The charges included severance and other termination benefits for approximately 200 employees, exit costs and remaining lease payments. Also included in restructuring, impairment and other charges was a $2.5 million asset impairment provision to reduce certain leasehold improvements and machinery and equipment included in the Carpet Cushion Products segment to their estimated fair values. The employees to be terminated included manufacturing hourly and salaried personnel, sales force personnel and executive and administrative staff. Approximately 60 of these employees were terminated in 2002.

     Also in 2002, Foamex L.P. recorded restructuring, impairment and other credits of $5.2 million. These credits resulted from a reevaluation of the 2001 Operational Reorganization Plan discussed below and $2.1 million related to the collection of deferred rent receivable which had been fully reserved for.

     The 2001 Operational Reorganization Plan is expected to be substantially completed in early 2003 and Foamex L.P. expects to complete all of the remaining facility closures and personnel reductions related to its 2002 restructuring plan during 2003, primarily in the first six months. Terminations of approximately 300 employees for both plans are planned to take place in 2003.

2001

     During 2001, Foamex L.P. recorded restructuring, impairment and other charges of $36.1 million, primarily related to its December 2001 Operational Reorganization Plan. Included in the Operational Reorganization Plan were plant facility closures, reductions in support function personnel and cost reductions in purchasing and logistics. The Operational Reorganization Plan originally included severance and termination benefits for approximately 700 employees at plants, in support functions and in executive management. A reevaluation of the plan in 2002 reduced the number of facilities to be closed and as a result the number of employees planned to be terminated was reduced to approximately 500. Approximately 340 of these employees were terminated in 2002. Restructuring, impairment and other charges included an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce certain leasehold improvements and machinery and equipment included in the Foam Products and Carpet Cushion Products segments to their estimated fair values.

2000

     During 2000, Foamex L.P. recorded $6.3 million for restructuring plans which included severance for approximately 100 employees all of whom have been terminated.

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                       Plant Closure    Personnel
                                            Total       and Leases      Reductions         Impairment     Other
                                          ---------    -------------    ----------        -----------    ---------
       2000                                                             (millions)
       Balance at January 1, 2000           $ 9.0          $10.1          $2.7               $(3.8)         $  -
       Provision                              6.3            1.4           2.3                 2.6             -
       Net cash receipts (spending)          (3.5)          (3.9)         (3.2)                3.6             -
       Asset impairment                      (2.6)             -             -                (2.6)            -
                                            -----          -----          ----               -----          ----
       Balance at December 31, 2000           9.2            7.6           1.8                (0.2)            -

       2001
       2001 Operational Reorganization
         Plan                                35.4           10.6           8.3                13.4           3.1
       Adjustments and other                  0.7           (0.4)         (0.3)                  -           1.4
       Net cash receipts (spending)          (6.5)          (3.1)         (2.0)                0.6          (2.0)
       Asset impairment                     (13.8)             -             -               (13.8)            -
                                            -----          -----          ----               -----          ----
       Balance at December 31, 2001          25.0           14.7           7.8                   -           2.5

       2002
       2002 Restructuring Plan               10.0            2.2           4.5                 2.5           0.8
       Adjustments and other                 (5.2)          (4.4)         (1.4)                  -           0.6
       Net cash receipts (spending)          (4.5)           0.1          (2.7)                  -          (1.9)
       Asset impairment                      (2.5)             -             -                (2.5)            -
                                            -----          -----          ----               -----          ----
       Balance at December 29, 2002         $22.8          $12.6          $8.2               $   -          $2.0
                                            =====          =====          ====               =====          ====


     Foamex L.P. expects to spend approximately $14.4 million during 2003 with the balance to be spent through 2012, primarily for lease costs.

6.   INVENTORIES

     The components of inventory are listed below.

                                          December 29,          December 31,
                                             2002                  2001
                                          ------------          ------------
                                                  (thousands)
     Raw materials and supplies             $60,588                 $53,398
     Work-in-process                         16,737                  12,476
     Finished goods                          20,685                  23,556
                                            -------                 -------
     Total                                  $98,010                 $89,430
                                            =======                 =======

7.   SHORT-TERM BORROWINGS

     Foamex Canada is a wholly-owned subsidiary of Foamex L.P. and has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of approximately $5.1 million as of December 29, 2002) of which up to $2.0 million is available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 1 1/2%. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 1 1/2%. At December 29, 2002 and December 31, 2001, there were no short-term borrowings outstanding and approximately $5.1 million was available at December 29, 2002.

8.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                       December 29,          December 31,
                                                                           2002                  2001
                                                                       ------------          -------------
       Foamex L.P. Credit Facility                                                (thousands)
         Term Loan B (1)                                                  $ 39,262               $ 76,139
         Term Loan C (1)                                                    35,693                 69,218
         Term Loan D (1)                                                    51,700                100,259
         Term Loan E (1)                                                    16,290                      -
         Term Loan F (1)                                                    19,243                      -
         Revolving credit facility (1)                                      51,823                125,000
       10 3/4% Senior secured notes due 2009 (2) (4)                       314,237                      -
       9 7/8% Senior subordinated notes due 2007 (2)                       148,500                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $2,486 and $6,515 of unamortized debt premium) (2)                 54,071                104,515
       Industrial revenue bonds                                              7,000                  7,000
       Other (net of unamortized debt discount of $137 in 2002
         and $281 in 2001)                                                     767                  2,574
                                                                          --------               --------
                                                                           738,586                634,705

       Less current portion                                                     46                  4,023
                                                                          --------               --------

       Long-term debt-unrelated parties                                   $738,540               $630,682
                                                                          ========               ========


     The components of related party long-term debt are listed below.

                                                                       December 29,          December 31,
                                                                           2002                  2001
                                                                       ------------          -------------
                                                                                  (thousands)
       Note payable to Foam Funding LLC (3)                               $      -               $ 31,590

       Less current portion                                                      -                 14,040
                                                                          --------               --------
       Long-term debt - related party                                     $      -               $ 17,550
                                                                          ========               ========

(1)  Debt of Foamex L.P., guaranteed by Foamex International and FMXI, Inc.
(2)  Debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Debt of Foamex Carpet.
(4)  Includes   $14.2   million  of  deferred   credit  on  interest  rate  swap
     transactions at December 29, 2002.

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

     The commitments under the New Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit). At December 29, 2002, Foamex L.P. had available borrowings of $27.6 million and letters of credit outstanding of $20.6 million.

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

     Borrowings under the Amended Credit Facility bear interest at a floating rate based upon (and including a margin over), at our option, (1) the higher of
(a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or (2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. The effective interest rates at December 29, 2002 for Term Loans B, C, D, E and F ranged between 7.00% and 7.38%. The effective interest rate for revolving loans at December 29, 2002 was 7.75%. The rates increase 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds
5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustment to the interest rates on borrowings are reset to zero. At December 29, 2002, the calculated leverage ratio was 8.66 to 1.00. Accordingly, an additional 25 basis point rate increase will become effective early in the second quarter of 2003.

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

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Amended Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Amended Credit Facility. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, as defined, if any, if there is such a "change of control".

     Foamex L.P. was required to cause a registration statement under the Securities Act of 1933 to be effective within 180 days of March 25, 2002. Foamex L.P. filed the registration statement, but it was not effective until January 30, 2003 and therefore is liable for liquidated damages from September 23, 2002 until the date the registration statement became effective. The liquidated damages are at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days. The amount accrued for liquidated damages at December 29, 2002 was $0.2 million.

     Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of its 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of its 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million which will be amortized through April 1, 2009, using the effective interest rate method.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 29, 2002 the redemption price is 103.375% plus accrued and unpaid interest.

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

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.8 million at December 29, 2002.

Other

     Other debt at December 31, 2001 included a term loan owed by a majority-owned Mexican subsidiary, Foamex de Cuautitlan S.A. de C.V. Quarterly principal payments were due on the term loan through its maturity in May 2002. Also included in other debt is a non-interest bearing promissory note with a principal amount of $0.9 million at December 29, 2002 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70% in 2001. The promissory note had unamortized discount of $0.1 million at December 29, 2002.

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

Debt Covenants

     The indentures, the Foamex L.P. Amended Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of December 29, 2002, Foamex L.P. was able to distribute to its partners, only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

     Foamex L.P. and Foamex Carpet were in compliance with the various financial covenants of their loan agreements as of December 31, 2000. Certain Foamex L.P. and Foamex Carpet debt agreements contained certain quarterly financial covenants, which became more restrictive during 2001. In the absence of a waiver of or amendment to such financial covenants, noncompliance would have constituted an event of default under the applicable debt agreements, and the lenders would have been entitled to accelerate the maturity of the indebtedness outstanding thereunder. Prior to filing the Annual Report on Form 10-K for the year ended December 31, 2000, Foamex L.P. and Foamex Carpet anticipated they would continue to comply with the financial covenants in the applicable debt agreements during 2001. In the event that noncompliance appeared likely or occurred, management was prepared to seek lenders' approval of amendments to, or waivers of, such financial covenants. In December 2001, certain financial covenants were modified to accommodate the restructuring impairment and other charges recorded in the fourth quarter of 2001 as a result of Foamex L.P.'s 2001 Operational Reorganization Plan. At that time certain financial covenants were also eased for 2002. Foamex L.P. paid a fee of approximately $1.8 million to obtain this modification. The Foamex Carpet debt agreements were terminated in connection with the refinancing which took place on March 25, 2002.

     On October 16, 2002, Foamex L.P. announced that it had obtained a waiver from its bank lenders of its financial covenants for the period ended September 29, 2002 since it would not have been in compliance with the covenants. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. will be subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants as of December 29, 2002. In addition, Foamex L.P. was subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and was in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. Under the borrowing base calculation, availability under the Revolving Credit Facility shall equal the lesser of (1) the Revolving Credit Facility commitment or (2) the sum of 65% of Foamex L.P.'s accounts receivable plus 50% of Foamex L.P.'s inventory plus $85.0 million, less certain other adjustments for Term Loan repayments, less the outstanding balance of Term Loans. As of December 29, 2002, the borrowing base calculation did not limit borrowings under the Amended Credit Facility. The cost of obtaining the amendment aggregated $4.0 million, including bank and legal fees.

     Foamex L.P.'s minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenant compliance require continued customer selling price management in response to raw material cost changes, successful implementation of on-going cost savings initiatives, improved operating efficiencies, improved working capital management and reduced capital expenditures. Management is also continuing to evaluate strategic alternatives in an effort to reduce Foamex L.P.'s debt.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of December 29, 2002 are shown below (thousands):

     2003                                                   $     46
     2004                                                     33,795
     2005                                                    160,216
     2006                                                     73,444
     2007                                                    148,500
     Thereafter                                              306,000
                                                            --------
                                                             722,001

     Unamortized debt premium/discount and
         deferred credit, net                                 16,585
                                                            --------
     Total                                                  $738,586
                                                            ========

9.   RETIREE BENEFIT PLANS

Defined Benefit Pension Plans

     Foamex L.P. provides pension and survivor benefits for salaried and certain hourly employees in the United States (the "Qualified Pension Plan"). Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service. Certain employees in a wholly-owned Canadian subsidiary are provided pension and survivor benefits.

     Effective May 15, 2001, a supplemental executive retirement plan (the "SERP") was established. The SERP is a non-qualified plan and provides retirement benefits to certain executives that supplement the benefits provided under the Qualified Pension Plan.

     The components of pension expense are listed below.

                                                                2002             2001             2000
                                                               ------           ------           -------
                                                                              (thousands)
     Service cost                                              $3,866          $3,666            $3,307
     Interest cost                                              6,556           6,158             5,667
     Expected return on plan assets                            (5,823)         (5,829)           (6,371)
     Amortization
       Transition asset                                           (75)            (75)              (75)
       Prior service cost                                        (140)           (177)             (240)
       Losses and other                                         1,643           1,163               179
       Curtailment gain                                          (162)              -                 -
                                                               ------          ------            ------
         Total                                                 $5,865          $4,906            $2,467
                                                               ======          ======            ======

     The following table sets forth the changes in obligations and assets and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                                December 29,       December 31,
                                                                                    2002              2001
                                                                                ------------       ------------
                                                                                         (thousands)
       Change in Benefit Obligation
         Benefit obligation at beginning of year                                  $ 95,962          $ 84,820
         Service cost                                                                3,866             3,666
         Interest cost                                                               6,556             6,158
         Amendments, including SERP in 2001                                            157             1,059
         Benefits paid                                                              (5,003)           (4,525)
         Actuarial loss                                                              6,512             4,784
         Curtailment                                                                  (660)                -
                                                                                  --------          --------
           Projected benefit obligation at end of year                            $107,390          $ 95,962
                                                                                  ========          ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year                           $ 65,514          $ 66,199
         Actual return on plan assets                                               (7,350)           (2,269)
         Company contributions                                                       7,464             6,347
         Benefits paid                                                              (5,003)           (4,525)
         Other                                                                        (540)             (238)
                                                                                  --------          --------
           Fair value of plan assets at end of year                               $ 60,085          $ 65,514
                                                                                  ========          ========

       Funded Status
         Plan assets less than benefit obligation                                 $(47,305)         $(30,448)
         Unrecognized transition asset                                                (440)             (515)
         Unrecognized prior service cost                                              (265)             (733)
         Unrecognized net losses                                                    52,573            34,656
                                                                                  --------          --------
           Net prepaid assets                                                     $  4,563          $  2,960
                                                                                  ========          ========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                                    $    194          $    389
         Accrued benefit liability                                                 (42,983)          (26,363)
         Intangible assets                                                             763               612
         Accumulated other comprehensive loss                                       46,589            28,322
                                                                                  --------          --------
           Net amount recognized                                                  $  4,563          $  2,960
                                                                                  ========          ========

     Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                 2002           2001             2000
                                                                --------      ---------        -------

     Expected long-term rate of return on plan assets           9.0%           9.0%             10.0%
     Discount rate on projected benefit obligations             6.5%           7.0%              7.25%
     Rate of compensation increase                              4.0%-5.0%      4.0%-7.0%         4.0%

     Foamex L.P.'s funding policy for the Qualified Pension Plan is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code").

     At December 29, 2002 and December 31, 2001, included in plan assets were 420,000 shares of Foamex International's stock. The value of the Plan's investment in Foamex International's stock was approximately $1.3 million and $3.4 million at December 29, 2002 and December 31, 2001, respectively.

Defined Contribution Plan

     Foamex L.P. maintains a defined contribution plan, which is qualified under
Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, Foamex L.P. partially matches certain employee contributions. Expense for these contributions was $1.0 million, $1.0 million and $1.1 million in 2002, 2001 and 2000, respectively.

Retiree Medical and Life Insurance Benefits

     Foamex L.P. provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

     The components of retiree medical and life insurance benefits expense are listed below.

                                                                     2002            2001           2000
                                                                   --------        --------       ---------
                                                                                (thousands)
       Service cost                                                 $ 29             $19             $15
       Interest cost                                                  82              60              57
       Amortization
         Prior service cost                                           (6)             (6)             (6)
         Losses and other                                             15              (8)            (27)
                                                                    ----             ---             ---
       Total                                                        $120             $65             $39
                                                                    ====             ===             ===

     The following table outlines the changes in obligations and benefit payments and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                                December 29,     December 31,
                                                                                   2002             2001
                                                                                ------------     ------------
                                                                                        (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                                $   624               $ 763
         Service cost                                                                 29                  19
         Interest cost                                                                82                  60
         Employee contributions                                                       19                  23
         Benefits paid                                                              (144)               (399)
         Actuarial loss                                                              638                 158
                                                                                 -------               -----
           Accumulated postretirement benefit obligation at end of year          $ 1,248               $ 624
                                                                                 =======               =====

       Change in Plan Assets
         Fair value of plan assets at beginning of year                          $     -               $   -
         Company contributions                                                       125                 376
         Employee contributions                                                       19                  23
         Benefits paid                                                              (144)               (399)
                                                                                 -------               -----
           Fair value of plan assets at end of year                              $     -               $   -
                                                                                 =======               =====

       Funded Status of the Plan
         Plan assets less than benefit obligation                                $(1,248)              $(624)
         Unrecognized prior service cost                                             398                 (60)
         Unrecognized net gains                                                      (53)               (224)
                                                                                 -------               -----
           Net accrued liabilities                                               $  (903)              $(908)
                                                                                 =======               =====

     Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                              2002             2001              2000
                                                             ------           ------            ------
     Discount rates on projected benefit obligations           6.5%            7.0%              7.25%
     Health care cost increase                                13.0%            9.0%              7.0%

     The health care cost increase assumption will gradually be reduced to 5.0% by 2009. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

10.  INCOME TAXES

     The sources of income (loss) before the provision for income taxes are listed below.

                                                                  2002            2001             2000
                                                               ---------       --------          --------
                                                                              (thousands)
     United States                                             $(26,953)       $(6,696)          $17,281
     Foreign                                                      4,454          7,978             4,975
                                                               --------        -------           -------
     Income (loss) before provision for income taxes           $(22,499)       $ 1,282           $22,256
                                                               ========        =======           =======


     A reconciliation of the statutory federal income tax to income tax expense is listed below.

                                                                 2002             2001             2000
                                                               --------       ----------         ---------
                                                                              (thousands)
     Statutory income taxes                                    $(7,875)        $   449           $ 7,790
     State income taxes, net of federal benefit                   (810)           (368)              916
     Permanent difference on partnership income                 10,916           2,712            (6,156)
     Increase (decrease) in valuation allowance                    332            (526)           (1,688)
     Non-deductible amortization                                     -           1,391             1,364
     Other, net                                                   (652)           (115)              427
                                                               -------         -------           -------
     Total                                                     $ 1,911         $ 3,543           $ 2,653
                                                               =======         =======           =======

     The provision for income taxes is summarized as follows:

                                                                 2002             2001             2000
                                                               --------        --------          --------
     Current                                                                (thousands)
       Federal                                                  $    -         $     -           $   445
       State                                                       226             239               142
       Foreign                                                   2,423           2,594             1,566
                                                                ------         -------           -------
         Total current                                           2,649           2,833             2,153
                                                                ------         -------           -------
     Deferred
       Federal                                                       -             576             2,408
       State                                                      (398)            320               221
       Foreign                                                    (672)            340              (441)
                                                                ------         -------           -------
         Total deferred                                         (1,070)          1,236             2,188
                                                                ------         -------           -------

     Change in valuation allowance                                 332            (526)           (1,688)

     Total provision for income taxes                           $1,911         $ 3,543           $ 2,653
                                                                ======         =======           =======

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                               December 29,       December 31,
                                                                                  2002               2001
                                                                               -----------        ------------
                                                                                          (thousands)
     Intangible asset basis difference                                          $     -              $ 6,931
     Other                                                                        2,406                4,238
     Valuation allowance for deferred income tax assets                          (1,020)              (9,601)
                                                                                -------              -------
       Deferred income tax assets                                                 1,386                1,568
                                                                                -------              -------

     Deferred income tax liabilities
       Basis difference in property, plant and equipment                           (586)              (2,245)
       Investment in joint venture                                                 (771)                (771)
       Other                                                                     (1,674)              (1,726)
                                                                                -------              -------
       Deferred income tax liabilities                                           (3,031)              (4,742)
                                                                                -------              -------

     Net deferred income tax liabilities                                        $(1,645)             $(3,174)
                                                                                =======              =======


     At December 29, 2002, Foamex L.P. had $2.9 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2009. A full valuation allowance has been recorded at December 29, 2002 and December 31, 2001 due to uncertainty regarding utilization of the net operating loss carryforwards.

     Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $13.4 million at December 29, 2002 and $10.6 million at December 31, 2001, respectively. Such earnings are deemed to be permanently invested by Foamex L.P. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

11.    PARTNERS' DEFICIENCY

     Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through March 2002. As of December 29, 2002, the partnership interests of Foamex L.P. are a 1.7% managing general partnership interest held by FMXI, Inc. and a 98.3% limited partnership interest held by Foamex International.

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are listed below.

                                                             2002               2001                  2000
                                                           ---------          ---------             ---------
                                                                             (thousands)
     Foreign currency translation adjustment               $ (9,869)          $ (8,000)             $ (6,921)
     Minimum pension liability                              (46,589)           (28,322)              (17,540)
                                                           --------           --------              --------
                                                           $(56,458)          $(36,322)             $(24,461)
                                                           ========           ========              ========

12.    BUSINESS SEGMENTS

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

     The "other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (see Note 5). Asset and capital expenditure information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments.

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. Geographic sales are determined based on the location in which the sale originated.

     Sales to one customer, which are included in Automotive Products, accounted for approximately 17.3%, 15.7% and 12.3% of net sales in 2002, 2001 and 2000, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

     Business segment results are presented below.

                                              Carpet
                                   Foam       Cushion        Automotive     Technical
                                 Products     Products       Products       Products        Other         Total
                                 --------     --------       ----------     ---------     ---------   -----------
2002                                                        (thousands)
Net sales                        $471,005     $234,001        $466,718      $124,124      $ 32,246    $1,328,094
Income (loss) from operations    $ 24,000     $(12,440)       $ 25,430      $ 20,402      $(15,092)   $   42,300
Depreciation and amortization    $ 15,466     $  6,469        $  3,856      $  2,982      $  2,819    $   31,592

2001
Net sales                        $499,668     $230,965        $377,753      $111,043      $ 33,475    $1,252,904
Income (loss) from operations    $ 66,634     $ (6,572)       $ 21,445      $ 23,080      $(39,860)   $   64,727
Depreciation and amortization    $ 15,732     $  8,181        $  4,991      $  3,312      $  1,812    $   34,028

2000
Net sales                        $519,197     $256,439        $342,386      $106,697      $ 33,059    $1,257,778
Income (loss) from operations    $ 55,227     $  2,218        $ 22,417      $ 29,027      $(11,506)   $   97,383
Depreciation and amortization    $ 17,813     $  7,742        $  5,785      $  2,663      $  2,625    $   36,628

     Results by geographical area are presented below.

                                                       United
                                                        States        Canada            Mexico      Consolidated
                                                     -----------      -------          --------     ------------
2002                                                                           (thousands)
Net sales                                            $  981,927       $66,940          $279,227      $1,328,094
Property, plant and equipment, net                   $  157,007       $ 3,898          $ 21,133      $  182,038

2001
Net sales                                            $  966,614       $65,179          $221,111      $1,252,904
Property, plant and equipment, net                   $  172,456       $ 4,006          $ 24,335      $  200,797

2000
Net sales                                            $1,024,388       $69,180          $164,210      $1,257,778
Property, plant and equipment, net                   $  183,266       $ 4,623          $ 24,642      $  212,531



13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                         2002           2001             2000
                                                                       -------        -------          --------
                                                                                     (thousands)
     Cash paid for interest                                            $56,583        $63,593          $75,155
                                                                       =======        =======          =======

     Cash paid for income taxes, net                                   $ 2,222        $ 1,870          $ 2,870
                                                                       =======        =======          =======

     Non cash - capital leases                                         $     -        $   299          $    53
                                                                       =======        =======          =======

     Non cash - debt exchanged for increased ownership
       in joint venture                                                $     -        $ 1,069          $     -
                                                                       =======        =======          =======

14.  RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Foamex International Notes

     On December 26, 1997, Foamex L.P. entered into a $2.5 million promissory note with Foamex International. The note bears interest at the rate of LIBOR plus 2 3/8%. The note was repaid during 2001.

     On October 20, 1999, Foamex L.P. and Foamex International entered into a revolving note that allows Foamex International to borrow up to approximately $2.5 million through October 20, 2004. The revolving note bears interest at a rate equal to three-month LIBOR plus 2.5%, per annum, and is payable upon demand, or if no demand is made, then on October 20, 2004. At December 31, 2001, Foamex L.P. had a receivable of approximately $2.5 million relating to the revolving note which was repaid in 2002. The receivable for both of these notes were classified as a component of partners' deficiency.

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

     The Trace notes are included in the other component of partners' deficiency. Based on Trace's financial position discussed in Note 1, it is not probable that Trace will be able to pay the aggregate amount of $9.2 million. Upon the conclusion of the Trace bankruptcy proceedings, Foamex L.P. will charge the uncollected portion of the Trace notes to the general partners' deficiency. Accordingly, Foamex L.P. has not recorded any interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivable

     At December 29, 2002 and December 31, 2001, operating accounts receivable from Trace were approximately $2.7 million. These accounts receivable were fully reserved for prior to 2000.

Foam Funding LLC Debt

     Foamex L.P. paid interest on notes payable to Foam Funding LLC of $0.7 million, $2.8 million and $5.8 million in 2002, 2001 and 2000, respectively. Foamex L.P. paid principal on notes payable to Foam Funding LLC of $31.6 million, $15.8 million and $41.9 million in 2002, 2001 and 2000, respectively.

Foamex GFI Note

     During March of 2000, Foamex L.P. repaid a $34.0 million note payable to Foam Funding LLC, a subsidiary of Trace. Foamex L.P. paid interest of $0.6 million on the note in 2000.

Other

     In 2002, pursuant to the terms of an existing agreement, Foamex L.P. acquired 5.0 % stock interest in Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which had been held by the general director of Foamex de Mexico for $1.0 million.

     In 2001, two members of the board of directors of Foamex International provided consulting services to Foamex L.P. for which fees paid were $0.2 million. Also in 2001, one of these directors received a loan of $0.2 million from Foamex L.P.'s joint venture in Asia. The loan was evidenced by a 20-year non-recourse promissory note bearing interest at 4.0% per annum secured by the director's 5.0% interest in the value of Foamex L.P.'s equity interest in the joint venture in Asia. In 2000, one member of the board of directors of Foamex International provided consulting services totaling $0.1 million. In 2000, this director also received an option to purchase 25,000 shares of common stock of Foamex International at the fair market value on the date of grant. Foamex L.P. also maintained an apartment used by this director. Rent expense for this facility was $0.2 million in 2002, 2001 and 2000.

     As discussed in Note 8, included in the group of banks that provides the Foamex L.P. Amended Credit Facility is The Bank of Nova Scotia, which is a shareholder of Foamex International.

     Foamex L.P., Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are shareholders of Foamex International.

     Foamex L.P.'s Pico Rivera, California facility was owned by Foam Funding LLC and leased to Foamex L.P. The Pico Rivera facility was sold to a third party during 2002.

     During December 2001, Foamex International entered into an agreement that guarantees two promissory notes, totaling $0.7 million, payable to a foreign affiliate that Foamex L.P. accounts for under the equity method. The promissory notes were issued to a director of Foamex International and an employee of Foamex L.P.

     During 2002, a member of the Foamex International Board of Directors became an officer of Foamex L.P. at an annual salary of at least $0.4 million plus a target annual bonus of 75.0% of base salary of which 80.0% is guaranteed in any given year. Additionally under the employment agreement, the director has the right to terminate employment and receive termination benefits under certain conditions, including Foamex International's failure to purchase a business owned by the director. Since Foamex International did not enter into a definitive agreement to purchase the business by October 31, 2002, the director has the option to terminate the employment agreement within 90 days and exercised the termination option in January 2003. During 2002, Foamex L.P. paid $0.5 million to the director's business for consulting services and has agreed to engage the director's business to provide future consulting services to assist in its Asian operations.

     Also during 2002, Foamex L.P. entered into an agreement with a member of Foamex International's Board of Directors to provide consulting services in connection with potential strategic business opportunities in Asia at an annual cost of $0.2 million. Foamex L.P. also paid $0.5 million in 2002 for legal services to a law firm in which another Foamex International director is a partner.

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of Foamex L.P.'s various restructuring/consolidation plans) required under operating leases at December 29, 2002 are (thousands):

     2003                                         $15,438
     2004                                          10,889
     2005                                           7,970
     2006                                           7,575
     2007                                           2,622
     Balance                                        7,701
                                                  -------
     Total                                        $52,195
                                                  =======

     Rental expense charged to operations under operating leases approximated $23.4 million, $20.2 million and $16.3 million in 2002, 2001 and 2000, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Contractual Commitments

     Foamex L.P. has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $84.8 million in 2003, $98.0 million in 2004, $39.9 million in 2005, $39.4 million in 2006, $36.1 million in 2007 and $32.2 million for each of the years 2008 to 2010.

Litigation - Breast Implants

     As of March 11, 2003, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 1,087 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace. Neither Foamex L.P. nor Trace recommended, authorized, or approved the use of its foam for these purposes. Foamex L.P. is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay Foamex L.P.'s litigation expenses after Trace's filing for relief under the Bankruptcy Code on July 21, 1999. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Foamex L.P., and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and Foamex L.P.'s liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to Foamex L.P.'s consolidated financial position, results of operations or cash flows. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

Litigation - Other

     During 2001, Foamex L.P. was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace before 1990. The insurance provider is contending that Foamex L.P. is liable for claims of approximately $6.1 million. Foamex L.P. intends to strongly defend this claim and considers the claim to be without merit. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on the financial position, results of operations and cash flows.

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

     As of December 29, 2002, Foamex L.P. had accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 29, 2002, Foamex L.P. had accruals of approximately $2.7 million for environmental matters, including approximately $2.3 million related to mediating and monitoring soil and groundwater contamination and approximately $0.4 million related to PRP sites and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

     On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a National Emission Standard for Hazardous Air Pollutants, or "NESHAP" for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. Foamex L.P. does not believe that this standard, if adopted, will require it to make material expenditures.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, proposed a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2003 and 100.0% reductions by January 1, 2007. Foamex L.P. does not believe that this standard, if adopted, will require Foamex L.P. to make material expenditures for its Canadian plants.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, result of operations or financial position.

     In 2003, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $1.5 million. Although it is possible that new information or future developments could require Foamex L.P. to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on Foamex L.P.'s operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Other

     In October 2001, Foamex L.P. experienced a fire at one of its manufacturing facilities. Costs relating to the fire aggregate approximately $1.2 million.
Foamex L.P. has filed a claim with its insurance carrier and believes it will recover substantially all costs in excess of a deductible of $0.2 million.

16.    GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s wholly-owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of December 29, 2002 and December 31, 2001 and the condensed consolidating statements of operations and cash flows for the years ended December 29, 2002 and December 31, 2001 and 2000 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet Cushion LLC, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                      Condensed Consolidating Balance Sheet
                             As of December 29, 2002

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
Assets                                                            (thousands of dollars)
   Current assets                     $40,111         $28,481       $    1    $274,700      $(26,816)    $  316,477
   Investment in subsidiaries           8,014               -            -      27,243       (35,257)             -
   Property, plant and equipment, net   5,851          21,549            -     154,638             -        182,038
   Goodwill                             1,249           4,835            -     119,237             -        125,321
   Debt issuance costs                      -               -            -      36,827             -         36,827
   Other assets                        13,706           2,384            -      40,933       (22,403)        34,620
                                      -------         -------      -------    --------      --------     ----------
     Total assets                     $68,931         $57,249      $     1    $653,578      $(84,476)    $  695,283
                                      =======         =======      =======    ========      ========     ==========

Liabilities and Partners' Deficiency
   Current liabilities                $41,401         $25,065      $     -    $158,674      $(26,694)    $  198,446
   Long-term debt                         713               -            -     737,827             -        738,540
   Other liabilities                   23,623               -            -      62,863       (22,403)        64,083
     Total liabilities                 65,737          25,065            -     959,364       (49,097)     1,001,069
   Partners' deficiency                 3,194          32,184            1    (305,786)      (35,379)      (305,786)
                                      -------         -------      -------    --------      --------     ----------
     Total liabilities and partners'
         deficiency                   $68,931         $57,249      $     1    $653,578      $(84,476)    $  695,283
                                      =======         =======      =======    ========      ========     ==========



                      Condensed Consolidating Balance Sheet
                             As of December 31, 2001

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
Assets                                                            (thousands of dollars)
   Current assets                    $ 39,421         $31,389      $     1    $263,239      $(23,415)    $ 310,635
   Investment in subsidiaries          14,824               -            -      48,268       (63,092)            -
   Property, plant and equipment, net   6,743          24,780            -     169,274             -       200,797
   Cost in excess of net assets
     acquired                          32,774           6,989            -     169,740             -       209,503
   Debt issuance costs                  2,783               -            -      10,907             -        13,690
   Other assets                         6,271           1,351            -      25,403             -        33,025
                                     --------         -------      -------    --------      --------     ----------
     Total assets                    $102,816         $64,509      $     1    $686,831      $(86,507)    $ 767,650
                                     ========         =======      =======    ========      ========     ==========

Liabilities and Partners' Deficiency
   Current liabilities               $ 50,070         $25,908      $     -    $192,411      $(21,395)    $ 246,994
   Long-term debt                      18,619               -            -     629,613             -       648,232
   Other liabilities                    3,389             785            -      46,378             -        50,552
     Total liabilities                 72,078          26,693            -     868,402       (21,395)      945,778
   Partners' deficiency                30,738          37,816            1    (181,571)      (65,112)     (178,128)
                                     --------         -------      -------    --------      --------     ----------
     Total liabilities and partners'
         deficiency                  $102,816         $64,509      $     1    $686,831      $(86,507)    $ 767,650
                                     ========         =======      =======    ========      ========     ==========

                 Condensed Consolidating Statement of Operations
                      For the year ended December 29, 2002

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Net sales                              $240,616     $112,897        $    -     $1,143,150   $(168,569)    $1,328,094

Cost of goods sold                      221,947      102,953             -      1,030,338    (168,569)     1,186,669
                                       --------     --------        ------     ----------   ---------     ----------

   Gross profit                          18,669        9,944             -        112,812           -        141,425

Selling, general and administrative
   expenses                              12,371        6,881             -         75,074           -         94,326

Restructuring, impairment and other
   charges (credits)                        225            -             -          4,574           -          4,799
                                       --------     --------        ------     ----------   ---------     ----------
Income from operations                    6,073        3,063             -         33,164           -         42,300

Interest and debt issuance expense        1,528           44             -         65,714        (679)        66,607

Equity in undistributed earnings
   of affiliates                         (4,103)           -             -        (28,199)     34,036          1,734

Other income (expense), net                 496           (6)            -             263       (679)            74
                                       --------     --------        ------     ----------   ---------     ----------
Loss before provision for income
   taxes                                    938        3,013             -        (60,486)     34,036        (22,499)

Provision for income taxes                  100        1,751             -             60           -          1,911
                                       --------     --------        ------     ----------   ---------     ----------
Loss before extraordinary items and
   accounting change                        838        1,262             -        (60,546)     34,036        (24,410)

Extraordinary items                      (2,398)           -             -           (396)          -         (2,794)

Accounting change                       (29,944)      (3,794)            -        (38,228)          -        (71,966)
                                       --------     --------        ------     ----------   ---------     ----------
Net loss                               $(31,504)    $ (2,532)       $    -     $  (99,170)  $  34,036     $  (99,170)
                                       ========     ========        ======     ==========   =========     ==========

                 Condensed Consolidating Statement of Operations
                      For the year ended December 31, 2001

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Net sales                              $237,508      $112,102       $    -    $1,074,329    $(171,035)   $1,252,904

Cost of goods sold                      213,370        98,180            -       932,308     (171,035)    1,072,823
                                       --------      --------       ------    ----------    ---------    ----------

   Gross profit                          24,138        13,922            -       142,021            -       180,081

Selling, general and administrative
   expenses                              14,850         7,359            -        57,077            -        79,286

Restructuring, impairment and other
   charges (credits)                      2,264             -            -        33,804            -        36,068
                                       --------      --------       ------    ----------    ---------    ----------
Income from operations                    7,024         6,563            -        51,140            -        64,727

Interest and debt issuance expense        4,201           244            -        58,792            -        63,237

Equity in undistributed earnings
   of affiliates                          3,349             -            -         7,600       (9,304)        1,645

Other income (expense), net                (503)           48            -        (1,398)           -        (1,853)
                                       --------      --------       ------    ----------    ---------    ----------
Income before provision for income
   taxes                                  5,669         6,367            -        (1,450)      (9,304)        1,282

Provision for income taxes                  541         2,191            -           811            -         3,543
                                       --------      --------       ------    ----------    ---------    ----------
Net loss                               $  5,128      $  4,176       $    -    $   (2,261)   $  (9,304)   $   (2,261)
                                       ========      ========       ======    ==========    =========    ==========

                 Condensed Consolidating Statement of Operations
                      For the year ended December 31, 2000

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Net sales                             $270,898        $114,482     $     -     $1,060,928   $(188,530)    $1,257,778

Cost of goods sold                     245,137         103,067           -        926,079    (188,530)     1,085,753
                                      --------        --------     -------     ----------   ---------     ----------

   Gross profit                         25,761          11,415           -        134,849           -        172,025

Selling, general and administrative
   expenses                             13,284           6,251           -         48,839           -         68,374

Restructuring, impairment and other
   charges (credits)                       249               -           -          6,019           -          6,268
                                      --------        --------     -------     ----------   ---------     ----------
Income from operations                  12,228           5,164           -         79,991           -         97,383

Interest and debt issuance expense       6,019             677           -         68,533           -         75,229

Equity in undistributed earnings
   of affiliates                         2,324               -           -          9,515     (10,187)         1,652

Other income (expense), net               (220)            (75)          -         (1,255)          -         (1,550)
                                      --------        --------     -------     ----------   ---------     ----------
Income before provision for income
   taxes                                 8,313           4,412           -         19,718     (10,187)        22,256

Provision for income taxes                 743           1,795           -            115           -          2,653
                                      --------        --------     -------     ----------   ---------     ----------
Net income                            $  7,570        $  2,617     $     -     $   19,603   $ (10,187)    $   19,603
                                      ========        ========     =======     ==========   =========     ==========

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 29, 2002

                                                                      Foamex
                                                                      Capital       Foamex L.P.               Consolidated
                                          Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                          ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net income (loss)                       $(31,504)      $(2,532)     $      -      $(99,170)     $34,036     $(99,170)
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities                 42,126           454             -        41,107      (34,135)      49,552
                                           --------       -------      --------      --------      -------     --------
   Net cash used in operating
     activities                              10,622        (2,078)            -       (58,063)         (99)     (49,618)
                                           --------       -------      --------      --------      -------     --------

Cash Flows from Investing Activities
   Capital expenditures                        (414)       (2,000)            -       (13,267)          99      (15,582)
   Other                                        500             -             -       (24,182)      18,203       (5,479)
                                           --------       -------      --------      --------      -------     --------
   Net cash used in investing activities         86        (2,000)            -       (37,449)      18,302      (21,061)
                                           --------       -------      --------      --------      -------     --------

Cash Flows from Financing Activities
   Proceeds from long-term debt                   -             -             -       356,590            -      356,590
   Repayments of long-term debt             (32,090)       (1,304)            -      (261,822)           -     (295,216)
   Other, net                                19,468             -             -        (2,656)     (18,203)      (1,391)
                                           --------       -------      --------      --------      -------     --------
   Net cash provided by financing
         activities                         (12,622)       (1,304)            -        92,112      (18,203)      59,983
                                           --------       -------      --------      --------      -------     --------

Net increase (decrease) in cash and
   cash equivalents                          (1,914)       (5,382)            -        (3,400)           -      (10,696)

Cash and cash equivalents at
   beginning of period                        2,758         7,163             1         5,137            -       15,059
                                           --------       -------      --------      --------      -------     --------

Cash and cash equivalents at
   end of period                           $    844       $ 1,781      $      1      $  1,737      $     -     $  4,363
                                           ========       =======      ========      ========      =======     ========

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 2001

                                                                      Foamex
                                                                      Capital       Foamex L.P.               Consolidated
                                          Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                          ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net income (loss)                       $ 5,128          $4,176     $      -     $(2,261)      $(9,304)    $ (2,261)
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities      11,404           5,141            -      85,225         9,195      110,965
                                           -------          ------     --------     -------       -------     --------
   Net cash provided by
     operating activities                   16,532           9,317            -      82,964          (109)     108,704
                                           -------          ------     --------     -------       -------     --------

Cash Flows from Investing Activities
   Capital expenditures                       (273)         (1,368)           -     (20,950)          109      (22,482)
   Acquisition                                   -               -            -     (17,559)            -      (17,559)
   Other                                         -               -            -       1,970             -        1,970
                                           -------          ------     --------     -------       -------     --------
   Net cash used in investing activities      (273)         (1,368)           -     (36,539)          109      (38,071)
                                           -------          ------     --------     -------       -------     --------

Cash Flows from Financing Activities
   Net repayments of revolving loans             -               -            -     (20,905)            -      (20,905)
   Repayments of long-term debt            (15,795)         (2,607)           -      (5,931)            -      (24,333)
   Other, net                                  308               -            -     (15,517)            -      (15,209)
                                           -------          ------     --------     -------       -------     --------
   Net cash used in financing activities   (15,487)         (2,607)           -     (42,353)            -      (60,447)
                                           -------          ------     --------     -------       -------     --------

Net increase in cash and cash equivalents      772           5,342            -       4,072             -       10,186

Cash and cash equivalents at
   beginning of period                       1,986           1,821            1       1,065             -        4,873
                                           -------          ------     --------     -------       -------     --------

Cash and cash equivalents at
   end of period                           $ 2,758          $7,163     $      1     $ 5,137       $     -     $ 15,059
                                           =======          ======     ========     =======       =======     ========

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 2000


                                                                      Foamex
                                                                      Capital       Foamex L.P.               Consolidated
                                          Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                          ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net income (loss)                        $7,570          $2,617     $      -       $19,603      $(10,187)     $19,603
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities                (1,403)          3,755            -        20,722        10,187       33,261
                                            ------          ------     --------       -------      --------      -------
   Net cash provided by operating
     activities                              6,167           6,372            -        40,325             -       52,864
                                            ------          ------     --------       -------      --------      -------

Cash Flows from Investing Activities
   Capital expenditures                     (1,232)         (1,006)           -       (21,780)          425      (23,593)
   Other                                         -               -            -           331          (425)         (94)
                                            ------          ------     --------       -------      --------      -------
   Net cash used in investing activities    (1,232)         (1,006)           -       (21,449)            -      (23,687)
                                            ------          ------     --------       -------      --------      -------

Cash Flows from Financing Activities
   Net proceeds from (repayments of)
     revolving loans                             -          (1,627)           -        32,220             -       30,593
   Repayments of long-term debt             (7,898)         (2,608)           -       (51,942)            -      (62,448)
   Other, net                                  (41)              -            -         1,029             -          988
                                            ------          ------     --------       -------      --------      -------
   Net cash used in financing activities    (7,939)         (4,235)           -       (18,693)            -      (30,867)
                                            ------          ------     --------       -------      --------      -------

Net increase (decrease) in cash and
   cash equivalents                         (3,004)          1,131            -           183             -       (1,690)

Cash and cash equivalents at
   beginning of period                       4,990             690            1           882             -        6,563
                                            ------          ------     --------       -------      --------      -------
Cash and cash equivalents at
   end of period                            $1,986          $1,821     $      1       $ 1,065      $      -      $ 4,873
                                            ======          ======     ========       =======      ========      =======

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Foamex Capital Corporation
Wilmington, Delaware

We have audited the accompanying balance sheets of Foamex Capital Corporation (a wholly-owned subsidiary of Foamex L.P.) (the "Company") as of December 29, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such balance sheets present fairly, in all material respects, the financial position of the Company at December 29, 2002 and December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP

March 18, 2003
Parsippany, New Jersey

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS


                                                              December 29,           December 31,
                                                                 2002                    2001
                                                              ------------           ------------

CASH                                                            $1,000                 $1,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock, par value $.01 per share;
     1,000 shares authorized, issued and outstanding            $   10                 $   10
  Additional paid-in capital                                       990                    990
  Total Stockholder's Equity                                    $1,000                 $1,000











       The accompanying notes are an integral part of the balance sheets.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS

1.   ORGANIZATION

     Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P. (the "Parent"), was formed on July 20, 1992 and initially capitalized on July 23, 1992 for the purpose of obtaining financing from external sources. All financing obtained is recorded by the Parent.

2.   COMMITMENTS AND CONTINGENCIES

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of Foamex International Inc.'s ("Foamex International") outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as Foamex International's Chairman. Foamex International's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of Foamex L.P. pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of Foamex International's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of Foamex International's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of Foamex International's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B
Preferred Stock can be converted into 100 shares of Foamex International's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on Foamex International's common stock,
(b) ranks senior to any future preferred stock issued by Foamex International and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of Foamex International's common stock when the remaining 5,697,426 shares of Foamex International's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at December 29, 2002.

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                             NOTES TO BALANCE SHEETS

2.   COMMITMENTS AND CONTINGENCIES (continued)

     FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

     10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Amended Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Amended Credit Facility. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

                                                                  Schedule II

                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at      Charged to    Charged to                     Balance at
                                            Beginning of     Costs and        Other                          End of
                                              Period         Expenses       Accounts     Deductions         Period
                                            ------------     ----------    ----------    ----------       -----------

YEAR ENDED DECEMBER 29, 2002
Allowance for Uncollectible Accounts          $8,720          $2,336       $     -         $ 3,093         $7,963
                                              ======          ======       =======         =======         ======

Reserve for Discounts                         $2,220          $    -       $15,143 (1)     $15,015         $2,348
                                              ======          ======       =======         =======         ======

YEAR ENDED DECEMBER 31, 2001
Allowance for Uncollectible Accounts          $7,693          $5,479       $    88         $ 4,540         $8,720
                                              ======          ======       =======         =======         ======

Reserve for Discounts                         $2,233          $    -       $15,198 (1)     $15,211         $2,220
                                              ======          ======       =======         =======         ======

YEAR ENDED DECEMBER 31, 2000
Allowance for Uncollectible Accounts          $7,474          $2,838       $     -         $ 2,619         $7,693
                                              ======          ======       =======         =======         ======

Reserve for Discounts                         $2,075          $    -       $15,823 (1)     $15,665         $2,233
                                              ======          ======       =======         =======         ======



(1)  Adjustments reflect a reduction in net sales.