Form 10-Q
period 2003-03-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2003-05-14
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 2, 2003 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters
                Ended March 30, 2003 and March 31, 2002                                                          3

              Condensed Consolidated Balance Sheets as of March 30, 2003 (unaudited) and
                and December 29, 2002                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters
                Ended March 30, 2003 and March 31, 2002                                                          5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   26

         Item 4.  Control and Procedures.                                                                       26

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            27

         Item 6.  Exhibits and Reports on Form 8-K.                                                             27

Signatures                                                                                                      28

Certification of Chief Executive Officer                                                                        29

Certification of Chief Financial Officer                                                                        30

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                              Quarters Ended
                                                                                     -------------------------------
                                                                                      March 30,           March 31,
                                                                                        2003                2002
                                                                                     ----------           ----------
                                                                                                (thousands)
NET SALES                                                                             $327,770            $314,062

COST OF GOODS SOLD                                                                     296,490             276,384
                                                                                      --------            --------

GROSS PROFIT                                                                            31,280              37,678

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            20,189              17,187

RESTRUCTURING, IMPAIRMENT AND OTHER CREDITS                                                  -              (1,538)
                                                                                      --------            --------

INCOME FROM OPERATIONS                                                                  11,091              22,029

INTEREST AND DEBT ISSUANCE EXPENSE                                                      19,111              18,629

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                                              366                 730

OTHER INCOME  (EXPENSE), NET                                                            (1,243)                382
                                                                                      --------            --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                            (8,897)              4,512

PROVISION FOR INCOME TAXES                                                                 207                 233
                                                                                      --------            --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN
   ACCOUNTING CHANGE                                                                    (9,104)              4,279

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                                    -             (71,966)
                                                                                      --------            --------

NET LOSS                                                                              $ (9,104)           $(67,687)
                                                                                      ========            ========



               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 30, 2003    December 29, 2002
                                                                           --------------    -----------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                $    3,094          $    4,363
   Accounts receivable, net of allowances of $9,814  in 2003
         and $10,311 in 2002                                                   210,160             191,546
   Inventories                                                                 110,874              98,010
   Other current assets                                                         21,349              22,558
                                                                            ----------          ----------
       Total current assets                                                    345,477             316,477
                                                                            ----------          ----------

Property, plant and equipment                                                  420,750             418,569
Less accumulated depreciation                                                 (242,711)           (236,531)
                                                                            ----------          ----------
   NET PROPERTY, PLANT AND EQUIPMENT                                           178,039             182,038

GOODWILL                                                                       125,630             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $16,493 in 2003 and $14,079 in 2002                          34,413              36,827

OTHER ASSETS                                                                    35,809              34,620
                                                                            ----------          ----------

TOTAL ASSETS                                                                $  719,368          $  695,283
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                        $       30          $       46
   Accounts payable                                                            122,781              87,394
   Accrued employee compensation and benefits                                   26,812              26,330
   Accrued interest                                                             24,210              14,173
   Accrued customer rebates                                                     14,001              18,813
   Cash overdrafts                                                               9,052              17,737
   Other accrued liabilities                                                    29,146              33,953
                                                                            ----------          ----------
       Total current liabilities                                               226,032             198,446

LONG-TERM DEBT                                                                 742,864             738,540
ACCRUED EMPLOYEE BENEFITS                                                       48,682              48,022
OTHER LIABILITIES                                                               15,113              16,061
                                                                            ----------          ----------
       Total liabilities                                                     1,032,691           1,001,069
                                                                            ----------          ----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (249,211)           (240,107)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (54,891)            (56,458)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                            ----------          ----------
       Total partners' deficiency                                             (313,323)           (305,786)
                                                                            ----------          ----------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                  $  719,368          $  695,283
                                                                            ==========          ==========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Quarters Ended
                                                                                  ------------------------
                                                                                  March 30,      March 31,
                                                                                    2003           2002
                                                                                  ---------      ---------
                                                                                        (thousands)
OPERATING ACTIVITIES
   Net loss                                                                        $(9,104)        $(67,687)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Cumulative effect of an accounting change                                           -           71,966
     Depreciation and amortization                                                   6,144            8,280
     Amortization and write off of debt issuance costs, debt premium
        and debt discount                                                            1,439            4,980
     Other operating activities                                                       (195)               5
     Changes in operating assets and liabilities, net                                7,515          (41,945)
                                                                                   -------         --------
         Net cash provided by (used for) operating activities                        5,799          (24,401)
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (2,223)          (6,354)
   Collection of note receivable from partner                                            -            2,250
   Other investing activities                                                       (1,208)             (55)
                                                                                   -------         --------
         Net cash used for investing activities                                     (3,431)          (4,159)
                                                                                   -------         --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                     5,066         (125,000)
   Proceeds from long-term debt                                                          -          356,590
   Repayments of long-term debt                                                        (18)        (140,686)
   Repayments of long-term debt - related party                                          -          (31,590)
   Increase (decrease) in cash overdrafts                                           (8,685)          12,932
   Debt issuance costs                                                                   -          (24,691)
   Other financing activities                                                            -              105
                                                                                   -------         --------
         Net cash provided by (used for) financing activities                       (3,637)          47,660
                                                                                   -------         --------

Net increase (decrease) in cash and cash equivalents                                (1,269)          19,100

Cash and cash equivalents at beginning of period                                     4,363           15,059
                                                                                   -------         --------
Cash and cash equivalents at end of period                                         $ 3,094         $ 34,159
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $ 7,635         $ 15,292
                                                                                   =======         ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. Foamex L.P.'s operations are conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia").
Foamex Carpet Cushion, Inc. ("Foamex Carpet") was converted to a limited liability company and was contributed by Foamex International Inc. ("Foamex International") to Foamex L.P. on March 25, 2002. The contribution of Foamex Carpet has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests. Accordingly, the condensed consolidated financial statements include the accounts of Foamex Carpet for all periods presented. On December 30, 2002, Foamex Carpet distributed certain assets, liabilities and its business to Foamex L.P. Financial information concerning the business segments of Foamex L.P. is included in Note 7.

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in Foamex L.P.'s 2002 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Certain amounts in the condensed consolidated statement of operations for the quarter ended March 31, 2002 have been reclassified to conform to the current period presentation.

Accounting Changes - Extinguishment of Debt

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. Foamex L.P. has reclassified the extraordinary item originally reported in the quarter ended March 31, 2002 to interest and debt issuance expense of $4.3 million with the related tax benefit of $0.1 million included in provision for income taxes.

2.   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

     Foamex L.P. has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As required by SFAS No. 142, Foamex L.P. performed a transitional impairment test on its goodwill during 2002. The resulting impairment loss of $72.0 million has been recorded as a cumulative effect of an accounting change in the quarter ended March 31, 2002.

     Goodwill at March 30, 2003 increased by $0.3 million from December 29, 2002 as a result of foreign currency translation adjustments.

3.   RESTRUCTURING, IMPAIRMENT AND OTHER CREDITS

     During the quarter ended March 31, 2002, Foamex L.P. recorded a restructuring credit of $2.1 million related to the collection of deferred rent receivable which had been fully reserved for and an other charge for certain expenses of $0.6 million relating to the 2001 restructuring plan.

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter ended March 30, 2003:

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   RESTRUCTURING, IMPAIRMENT AND OTHER CREDITS (continued)

                                                                Quarter Ended March 30, 2003
                                              -----------------------------------------------------------------
                                                        Plant Closure    Personnel
                                              Total       and Leases     Reductions     Impairment       Other
                                              -----     -------------    ----------     ----------      -------
                                                                          (millions)
     Balance at December 29, 2002             $22.8          $12.6           $8.2          $  -          $2.0
     Cash receipts (spending)                  (4.0)          (1.3)          (2.5)            -          (0.2)
                                              -----          -----           ----          ----          ----
     Balance at March 30, 2003                $18.8          $11.3           $5.7          $  -          $1.8
                                              =====          =====           ====          ====          ====

     Foamex L.P. expects to spend approximately $11.2 million during the twelve months ending March 28, 2004, with the balance to be spent through 2012.

4.   INVENTORIES

     The components of inventory are listed below.

                                       March 30,            December 29,
                                         2003                   2002
                                      ----------            ------------
                                                (thousands)
     Raw materials and supplies       $ 73,218                $60,588
     Work-in-process                    17,481                 16,737
     Finished goods                     20,175                 20,685
                                      --------                -------
       Total                          $110,874                $98,010
                                      ========                =======

5.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                        March 30,           December 29,
                                                                          2003                  2002
                                                                       ----------           ------------
     Foamex L.P. Amended Credit Facility                                        (thousands)
       Term Loan B (1)                                                 $ 39,262              $ 39,262
       Term Loan C (1)                                                   35,693                 35,693
       Term Loan D (1)                                                   51,700                 51,700
       Term Loan E (1)                                                   16,290                 16,290
       Term Loan F (1)                                                   19,243                 19,243
       Revolving credit facility (1)                                     56,889                 51,823
     10 3/4% Senior secured notes due 2009 (2) (3)                      313,730                314,237
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $2,248 and $2,486 of unamortized debt premium) (2)                53,833                 54,071
     Industrial revenue bonds                                             7,000                  7,000
     Other (net of unamortized debt discount of $126 in 2003
       and $137 in 2002)                                                    754                    767
                                                                       --------               --------
                                                                        742,894                738,586

     Less current portion                                                    30                     46
                                                                       --------               --------

     Long-term debt                                                    $742,864               $738,540
                                                                       ========               ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



5.   LONG-TERM DEBT (continued)

(1)  Debt of Foamex L.P., guaranteed by Foamex International and FMXI, Inc.
(2)  Debt of Foamex L.P. and Foamex Capital Corporation.
(3) Includes $13.7 million and $14.2 million of deferred credit on interest rate swap transactions.

     Amended Credit Facility

     The Foamex L.P. Amended Credit Facility consists of (1) the revolving credit facility, which is a non-amortizing revolving credit facility provided by a syndicate of lenders (the "$100.0 Million Revolving Credit Facility"), which provides working capital for Foamex L.P. and its subsidiary guarantors and funding for other general corporate purposes, (2) Term B, C and D loans, (3) a Term E Loan in the initial amount of $31.6 million, the proceeds of which were borrowed at closing and used to repay in full the obligations outstanding under a note payable to Foam Funding LLC, a related party, and (4) a Term F Loan in the initial amount of $25.0 million, the proceeds of which were borrowed at closing and used to repay indebtedness outstanding under the prior revolving credit facility. The remaining obligations outstanding under the prior revolving credit facility were repaid with a portion of the proceeds from the issuance of the 10 3/4% senior secured notes ("10 3/4% Senior Secured Notes") as described below.

     The commitments under the $100.0 Million Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit). At March 30, 2003, Foamex L.P. had available borrowings of $22.5 million and letters of credit outstanding of $20.6 million.

     A portion of the net proceeds from the 10 3/4% Senior Secured Notes was used to repay a portion of the existing term loans, the Term E Loan and the Term F Loan. Loans made under the $100.0 Million Revolving Credit Facility will mature and the commitments under them will terminate on June 30, 2005. The Term B Loan, the Term E Loan and the Term F Loan will mature on June 30, 2005, the Term C Loan will mature on June 30, 2006 and the Term D Loan will mature on December 29, 2006. Each of the Term Loans will be subject to amortization on a quarterly basis; however, after giving effect to the prepayments of the Term Loans, quarterly amortization payments will commence for the Term B Loan, the Term E Loan and the Term F Loan in 2004, for the Term C Loan in 2005 and for the Term D Loan in 2006.

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

     Foamex L.P. is permitted to make voluntary prepayments and/or permanently reduce the commitments under the $100.0 Million Revolving Credit Facility in whole or in part, without premium or penalty, subject to reimbursement of the lenders' redeployment costs in the case of prepayment of LIBO, as defined, rate borrowings, other than at the end of any interest period. All voluntary prepayments of Term Loans will be applied to such tranches of Term Loans as Foamex L.P. may select.

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

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   LONG-TERM DEBT (continued)

     Borrowings under the Amended Credit Facility bear interest at a floating rate based upon (and including a margin over), at our option, (1) the higher of
(a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or (2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. The effective interest rates at March 30, 2003 for Term Loans B, C, D, E and F ranged between 7.00% and 7.38%. The effective average interest  rate for  revolving  loans at March  30,  2003 was  7.55%.  The  rates increase 25 basis points each  quarter that Foamex  L.P.'s  leverage  ratio,  as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustment to the interest rates on borrowings are reset to zero. At March 30, 2003 and December 29, 2002, the calculated leverage ratios were 10.76 to 1.00 and 8.66 to 1.00, respectively. Accordingly, a 25 basis point rate increase became effective on April 4, 2003 and a second 25 basis point rate increase will become effective during the quarter ending June 29, 2003.

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

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Amended Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Amended Credit Facility. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, if there is such a "change of control".

     Foamex L.P. was required to cause a registration statement under the Securities Act of 1933 to be effective within 180 days of March 25, 2002. Foamex L.P. filed the registration statement, but it was not effective until January 30, 2003 and therefore it is liable for liquidated damages from September 23, 2002 until the date the registration statement became effective. The liquidated damages are at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days. The amount accrued for liquidated damages at March 30, 2003 was $0.3 million. The liquidated damages were paid, as required, on April 1, 2003.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

     Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of its 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of its 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million which is being amortized through April 1, 2009, using the effective interest rate method.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At March 30, 2003 the redemption price was 103.375% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At March 30, 2003, the interest rate was 1.25% on the $1.0 million bond and 1.15% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.8 million at March 30, 2003.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



5.   LONG-TERM DEBT (continued)

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at March 30, 2003 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at March 30, 2003.

Debt Covenants

     The indentures, the Amended Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, Foamex L.P. is required under certain of its agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, as of March 30, 2003, Foamex L.P. was able to distribute to its partners, only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. is subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants as of December 29, 2002 and throughout the quarter ended March 30, 2003. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility are subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. Under the borrowing base calculation, availability under the Revolving Credit Facility shall equal the lesser of (1) the Revolving Credit Facility commitment or (2) the sum of 65.0% of Foamex L.P.'s accounts receivable plus 50.0% of Foamex L.P.'s inventory plus $85.0 million, less certain other adjustments for Term Loan repayments, less the outstanding balance of the Term Loans. As of March 30, 2003, the borrowing base calculation did not limit borrowings under the Amended Credit Facility.

     Foamex L.P.'s minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenant compliance require customer selling price increases in response to higher raw material costs, successful implementation of on-going cost savings initiatives, improved operating efficiencies, improved working capital management and reduced capital expenditures. Management is also continuing to evaluate strategic alternatives in an effort to improve Foamex L.P.'s debt position.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)




5.   LONG-TERM DEBT (continued)

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt are shown below (thousands):

     Three quarters ending December 28, 2003                        $     21
     2004                                                             33,795
     2005                                                            165,282
     2006                                                             73,444
     2007                                                            148,500
     Thereafter                                                      306,000
                                                                    --------
                                                                     727,042

     Unamortized debt premium/discount and deferred credit, net       15,852
                                                                    --------
     Total                                                          $742,894
                                                                    ========


6.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                         Quarters Ended
                                                   --------------------------
                                                   March 30,        March 31,
                                                     2003             2002
                                                   ---------       ----------
                                                         (thousands)
     Net loss                                      $(9,104)        $(67,687)
     Foreign currency translation adjustments        1,567             (169)
                                                   -------         --------
     Total comprehensive loss                      $(7,537)        $(67,856)
                                                   =======         ========

7.   SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $(1.5) million in the quarter ended March 31, 2002.

     Segment results are presented below.

                                                   Carpet
                                       Foam        Cushion      Automotive     Technical
                                     Products      Products      Products       Products       Other         Total
                                     --------      --------     ----------     ----------    --------      ----------
                                                                   (thousands)
Quarter ended March 30, 2003
Net sales                            $118,051      $48,935       $121,145       $32,388       $ 7,251      $327,770
Income (loss) from operations        $  2,268      $(3,068)      $  7,005       $ 7,594       $(2,708)     $ 11,091
Depreciation and amortization        $  2,769      $   945       $    687       $   723       $ 1,020      $  6,144

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   SEGMENT RESULTS (continued)

                                                   Carpet
                                       Foam        Cushion      Automotive     Technical
                                     Products      Products      Products       Products       Other         Total
                                     --------      --------     ----------     ----------    --------      ----------
                                                                   (thousands)
Quarter ended March 31, 2002
Net sales                            $117,482      $52,799       $104,381       $30,929       $8,471       $314,062
Income (loss) from operations        $  9,903      $(2,895)      $  8,621       $ 6,239       $  161       $ 22,029
Depreciation and amortization        $  4,071      $ 1,893       $  1,094       $   719       $  503       $  8,280

8.   RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter ended March 31, 2002, Foamex Carpet paid $0.7 million of interest and $31.6 million of principal on notes payable to Foam Funding LLC, a subsidiary of Trace International Holdings, Inc. ("Trace").

9.   COMMITMENTS AND CONTINGENCIES

Litigation - Breast Implants

     As of May 9, 2003, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 1,058 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

     Foamex L.P. is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position or results of operations. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

     As of March 30, 2003, Foamex L.P. had accrued approximately $1.2 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 30, 2003, Foamex L.P. had accruals of approximately $2.7 million for environmental matters, including approximately $2.2 million related to mediating and monitoring soil and groundwater contamination and approximately $0.5 million related to PRP sites and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   COMMITMENTS AND CONTINGENCIES (continued)

designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to nine sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, result of operations or financial position.

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

10.  GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s wholly-owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of March 30, 2003 and December 29, 2002 and the condensed consolidating statements of operations and cash flows for the quarters ended March 30, 2003 and March 31, 2002 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. On December 30, 2002, Foamex Carpet distributed certain assets, liabilities and its business to Foamex L.P. and accordingly, Foamex Carpet is not included as a guarantor in the financial information as of March 30, 2003 and the quarter then ended. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                      Condensed Consolidating Balance Sheet
                              As of March 30, 2003

                                                                  Foamex
                                                                  Capital       Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                     ----------   -------------   -----------   ----------   ------------     -------------
Assets                                                            (thousands of dollars)
   Current assets                     $ 1,273         $28,703      $     1     $  325,565      $(10,065)       $  345,477
   Investment in subsidiaries           6,992               -            -         41,601       (48,593)                -
   Property, plant and equipment, net       -          21,224            -        156,815             -           178,039
   Goodwill                                 -           5,144            -        120,486             -           125,630
   Debt issuance costs                      -               -            -         34,413             -            34,413
   Other assets                        12,726           1,989            -         25,294        (4,200)           35,809
                                      -------         -------      -------     ----------      --------        ----------
     Total assets                     $20,991         $57,060      $     1     $  704,174      $(62,858)       $  719,368
                                      =======         =======      =======     ==========      ========        ==========

Liabilities and Partners' Deficiency
   Current liabilities                $   278         $23,395      $     -     $  212,263       $(9,904)       $  226,032
   Long-term debt                       4,924               -            -        742,140        (4,200)          742,864
   Other liabilities                        -             702            -         63,093             -            63,795
                                      -------         -------      -------     ----------      --------        ----------
     Total liabilities                  5,202          24,097            -      1,017,496       (14,104)        1,032,691
   Partners' deficiency                15,789          32,963            1       (313,322)      (48,754)         (313,323)
                                      -------         -------      -------     ----------      --------        ----------
     Total liabilities and partners'
         deficiency                   $20,991         $57,060      $     1     $  704,174      $(62,858)       $  719,368
                                      =======         =======      =======     ==========      ========        ==========

                      Condensed Consolidating Balance Sheet
                             As of December 29, 2002

                                                                  Foamex
                                                                  Capital       Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                     ----------   -------------   -----------   ----------   ------------     -------------
Assets                                                            (thousands of dollars)
   Current assets                     $40,111         $28,481      $     1     $  274,700      $(26,816)       $  316,477
   Investment in subsidiaries           8,014               -            -         27,243       (35,257)                -
   Property, plant and equipment, net   5,851          21,549            -        154,638             -           182,038
   Goodwill                             1,249           4,835            -        119,237             -           125,321
   Debt issuance costs                      -               -            -         36,827             -            36,827
   Other assets                        13,706           2,384            -         40,933       (22,403)           34,620
                                      -------         -------      -------     ----------      --------        ----------
     Total assets                     $68,931         $57,249      $     1     $  653,578      $(84,476)       $  695,283
                                      =======         =======      =======     ==========      ========        ==========

Liabilities and Partners' Deficiency
   Current liabilities                $41,401         $25,065      $     -     $  158,674      $(26,694)       $  198,446
   Long-term debt                         713               -            -        737,827             -           738,540
   Other liabilities                   23,623               -            -         62,863       (22,403)           64,083
                                      -------         -------      -------     ----------      --------        ----------
     Total liabilities                 65,737          25,065            -        959,364       (49,097)        1,001,069
   Partners' deficiency                 3,194          32,184            1       (305,786)      (35,379)         (305,786)
                                      -------         -------      -------     ----------      --------        ----------
     Total liabilities and partners'
         deficiency                   $68,931         $57,249      $     1     $  653,578      $(84,476)       $  695,283
                                      =======         =======      =======     ==========      ========        ==========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the quarter ended March 30, 2003

                                                                    Foamex
                                                                    Capital       Foamex L.P.                   Consolidated
                                       Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                       ----------   -------------   -----------   ----------   ------------     -------------
                                                                 (thousands of dollars)
Net sales                                 $   -        $26,501        $    -       $305,964     $(4,695)          $327,770

Cost of goods sold                            -         24,423             -        276,762      (4,695)           296,490
                                          -----        -------        ------       --------     -------           --------

   Gross profit                               -          2,078             -         29,202           -             31,280

Selling, general and administrative
   expenses                                   -          1,536             -         18,653           -             20,189

Restructuring, impairment and other
   charges (credits)                          -              -             -              -           -                  -
                                          -----        -------        ------       --------     -------           --------

Income from operations                        -            542             -         10,549           -             11,091

Interest and debt issuance expense           59             11             -         19,041           -             19,111

Equity in undistributed earnings
   of affiliates                           (656)             -             -           (467)      1,489                366

Other income (expense), net                  49         (1,147)            -           (145)          -             (1,243)
                                          -----        -------        ------       --------     -------           --------
Loss before provision for income
   taxes                                   (666)          (616)            -         (9,104)      1,489             (8,897)

Provision for income taxes                    -            207             -              -           -                207
                                          -----        -------        ------       --------     -------           --------
Net loss                                  $(666)       $  (823)       $    -       $ (9,104)    $ 1,489           $ (9,104)
                                          =====        =======        ======       ========     =======           ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the quarter ended March 31, 2002

                                                                      Foamex
                                                                      Capital       Foamex L.P.                   Consolidated
                                         Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                         ----------   -------------   -----------   ----------   ------------     -------------
                                                                 (thousands of dollars)
Net sales                                  $ 54,698     $28,179        $   -          $272,039     $(40,854)         $314,062

Cost of goods sold                           51,548      24,984            -           240,706      (40,854)          276,384
                                           --------     -------        -----          --------     --------          --------

   Gross profit                               3,150       3,195            -            31,333            -            37,678

Selling, general and administrative
   expenses                                   3,058       1,474            -            12,655            -            17,187

Restructuring, impairment and other
   charges (credits)                              -           -            -            (1,538)           -            (1,538)
                                           --------     -------        -----          --------     --------          --------

Income from operations                           92       1,721            -            20,216            -            22,029

Interest and debt issuance expense            3,195          55            -            15,410          (31)           18,629

Equity in undistributed earnings
   of affiliates                              1,417           -            -              (793)         106               730

Other income (expense), net                     (49)        595            -              (133)         (31)              382
                                           --------     -------        -----          --------     --------          --------
Income before provision for income
   taxes                                     (1,735)      2,261            -             3,880          106             4,512

Provision for income taxes                     (167)        799            -              (399)           -               233
                                           --------     -------        -----          --------     --------          --------
Income before cumulative effect of an
   accounting change                         (1,568)      1,462            -             4,279          106             4,279

Cumulative effect of an accounting change   (29,944)     (3,794)           -           (38,228)           -           (71,966)
                                           --------     -------        -----          --------     --------          --------
Net loss                                   $(31,512)    $(2,332)       $   -          $(33,949)    $    106          $(67,687)
                                           ========     =======        =====          ========     ========          ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                      For the quarter ended March 30, 2003

                                                                      Foamex
                                                                      Capital       Foamex L.P.                   Consolidated
                                         Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                         ----------   -------------   -----------   ----------   ------------     -------------
                                                                 (thousands of dollars)

Cash Flows from Operating Activities
   Net income (loss)                        $(666)       $ (823)       $    -        $(9,104)      $1,489            $(9,104)
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities                  666            87             -         15,639       (1,489)            14,903
                                            -----        ------        ------        -------       ------            -------
   Net cash provided by operating
     activities                                 -          (736)            -          6,535            -              5,799
                                            -----        ------        ------        -------       ------            -------

Cash Flows from Investing Activities
   Capital expenditures                         -          (155)            -         (2,068)           -             (2,223)
   Other                                        -             -             -         (1,208)           -             (1,208)
                                            -----        ------        ------        -------       ------            -------
   Net cash used for investing activities       -          (155)            -         (3,276)           -             (3,431)
                                            -----        ------        ------        -------       ------            -------

Cash Flows from Financing Activities
   Proceeds from revolving loans                -             -             -          5,066            -              5,066
   Repayments of long-term debt                 -             -             -            (18)           -                (18)
   Other, net                                   -             -             -         (8,685)           -             (8,685)
                                            -----        ------        ------        -------       ------            -------
   Net cash used for financing activities       -             -             -         (3,637)           -             (3,637)
                                            -----        ------        ------        -------       ------            -------

Net increase (decrease) in cash and
   cash equivalents                             -          (891)            -           (378)           -             (1,269)

Cash and cash equivalents at
   beginning of period                          -         1,781             1          2,581            -              4,363
                                            -----        ------        ------        -------       ------            -------
Cash and cash equivalents at
   end of period                            $   -        $  890        $    1        $ 2,203       $    -            $ 3,094
                                            =====        ======        ======        =======       ======            =======

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                      For the quarter ended March 31, 2002

                                                                        Foamex
                                                                        Capital       Foamex L.P.                   Consolidated
                                           Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                           ----------   -------------   -----------   ----------   ------------     -------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net income (loss)                        $(31,512)        $(2,332)      $   -       $ (33,949)      $   106       $(67,687)
   Total adjustments to reconcile net
     income (loss) to net cash used for
      operating activities                    28,799          (2,069)          -          16,662          (106)        43,286
                                            --------         -------       -----       ---------       -------       --------
   Net cash used for
     operating activities                     (2,713)         (4,401)          -         (17,287)            -        (24,401)
                                            --------         -------       -----       ---------       -------       --------

Cash Flows from Investing Activities
   Capital expenditures                          (85)           (186)          -          (6,083)            -         (6,354)
   Other                                           -               -           -         (27,955)       30,150          2,195
                                            --------         -------       -----       ---------       -------       --------
   Net cash used for investing activities        (85)           (186)          -         (34,038)       30,150         (4,159)
                                            --------         -------       -----       ---------       -------       --------

Cash Flows from Financing Activities
   Net repayments of revolving loans               -               -           -        (125,000)            -       (125,000)
   Repayments of long-term debt               (1,440)           (652)          -        (140,034)      (30,150)      (172,276)
   Proceeds from long-term debt                    -               -           -         356,590             -        356,590
   Other, net                                  2,205               -           -         (13,859)            -        (11,654)
                                            --------         -------       -----       ---------       -------       --------
   Net cash provided by financing activities     765            (652)          -          77,697       (30,150)        47,660
                                            --------         -------       -----       ---------       -------       --------

Net increase in cash and cash equivalents     (2,033)         (5,239)          -          26,372             -         19,100

Cash and cash equivalents at
   beginning of period                         2,758           7,163           1           5,137             -         15,059
                                            --------         -------       -----       ---------       -------       --------
Cash and cash equivalents at
   end of period                            $    725         $ 1,924       $   1       $  31,509       $     -       $ 34,159
                                            ========         =======       =====       =========       =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

                                                  Carpet
                                       Foam       Cushion     Automotive     Technical
                                     Products     Products     Products       Products       Other         Total
                                     --------     --------    ----------     ---------      -------      ---------
                                                                   (thousands)
Quarter ended March 30, 2003
Net sales                            $118,051     $48,935      $121,145        $32,388      $ 7,251      $327,770
Income (loss) from operations        $  2,268     $(3,068)     $  7,005        $ 7,594      $(2,708)     $ 11,091
Depreciation and amortization        $  2,769     $   945      $    687        $   723      $ 1,020      $  6,144
Income (loss) from operations
   as a percentage of net sales           1.9%       (6.3)%         5.8%          23.4%         n.m.*         3.4%

Quarter ended March 31, 2002
Net sales                            $117,482     $52,799      $104,381        $30,929      $ 8,471      $314,062
Income (loss) from operations        $  9,903     $(2,895)     $  8,621        $ 6,239      $   161      $ 22,029
Depreciation and amortization        $  4,071     $ 1,893      $  1,094        $   719      $   503      $  8,280
Income (loss) from operations
   as a percentage of net sales           8.4%       (5.5)%         8.3%          20.2%         n.m.*         7.0%

* not meaningful

Income from Operations

     Net sales for the quarter ended March 30, 2003 increased 4.4% to $327.8 million from $314.1 million in the quarter ended March 31, 2002. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Carpet Cushion Products segment.

     The gross profit margin was $31.3 million, or 9.5%, in the quarter ended March 30, 2003 compared to $37.7 million, or 12.0%, in the comparable 2002 period. The decrease in gross profit is primarily due to the 32.0% to 37.0% increases in the cost of our major chemical raw materials during the second half of 2002. Although we have attempted to increase customer selling prices, we have been able to recover only a portion of the increased costs of raw materials. Our chemical suppliers have announced further chemical cost increases of approximately 10.0% to take effect in the second quarter of 2003. We are implementing additional customer selling price increases that we expect to fully offset the most recent cost increases if allowed by market conditions.

     Income from operations for the quarter ended March 30, 2003 was $11.1 million or 3.4% of net sales, which represented a 49.7% decrease from the $22.0 million, or 7.0% of net sales, reported during the comparable 2002 period. In addition to the reduced gross profit discussed above, the reduction in operating income is also attributable to a $3.0 million, or 17.5%, increase in selling, general and administrative expenses. This increase was primarily due to increased corporate expenses related to professional fees.

     Foam Products

     Foam Products net sales for the quarter ended March 30, 2003 increased 0.5% to $118.1 million from $117.5 million in the comparable 2002 period. Increases in selling prices to customers were largely offset by decreases in volume. Income from operations decreased 77.1%, to $2.3 million in the quarter ended March 30, 2003 from $9.9 million in the comparable 2002 period as selling price increases were more than offset by higher raw material costs, lower volumes and higher short-term operating and corporate overhead costs. Income from operations was 1.9% of net sales in 2003, down from 8.4% in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended March 30, 2003 decreased 7.3% to $48.9 million from $52.8 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume. We closed several carpet cushion facilities during 2002 and 2003. Loss from operations of $3.1 million in the quarter ended March 30, 2003 compared to a $2.9 million loss in the 2002 period as higher selling prices were offset by the impact of higher chemical and energy costs and lower sales volume. The loss from operations represented 6.3% of net sales in 2003 and 5.5% of net sales in 2002.

     Automotive Products

     Automotive  Products  net  sales  for the  quarter  ended  March  30,  2003 increased 16.1% to $121.1 million from $104.4 million in the comparable 2002 period. The improvement primarily reflected higher sales of laminated and molded products and plant shutdowns by major customers in the first quarter of 2002. Income from operations decreased 18.7% to $7.0 million in the 2003 period compared to $8.6 million in the 2002 period, due to unfavorable sales mix, higher raw material costs and higher corporate overhead expense. Income from operations represented 5.8% of net sales in 2003 and 8.3% of net sales in 2002.

     Technical Products

     Net sales for  Technical  Products  in the  quarter  ended  March 30,  2003 increased 4.7% to $32.4 million from $30.9 million in the comparable 2002 period. Income from operations increased 21.7% to $7.6 million in the 2003 period compared to $6.2 million in the 2002 period. The improvement was due to increased sales of high-end products and lower operating expenses, partially offset by higher raw material costs. Income from operations represented 23.4% of net sales in 2003 compared to 20.2% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from Foamex L.P.'s Mexico City operations. The loss from operations primarily reflects corporate expenses not allocated to operating segments and reflects generally higher corporate expenses in 2003. Additionally, during the quarter ended March 31, 2002, Foamex L.P. recorded restructuring, impairment and other credits of $1.5 million, primarily from the reimbursement of certain lease costs.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $19.1 million in the quarter ended March 30, 2003, which represented a 2.6% increase from the comparable 2002 period expense of $18.6 million. The 2002 period included a $4.3 million charge relating to the write-off of debt issuance costs as a result of an early extinguishment of debt, which was previously reported as an extraordinary item. Higher debt levels, higher effective interest rates and higher amortization of debt issuance costs all contributed to the increase in 2003. As discussed in
Note 5 to the condensed consolidated financial statements, a provision of the Amended Credit Facility requires an incremental interest rate margin adjustment based on the debt leverage ratio, as defined. During the quarter ending June 29, 2003, interest expense from all borrowings under the Amended Credit Facility will increase from two 25 basis point adjustments due to calculated debt leverage ratios of more than 5.00 to 1.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $0.4 million for the quarter ended March 30, 2003 compared to $0.7 million in the 2002 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $1.2 million for the quarter ended March 30, 2003 compared to $0.4 million of other income for the quarter ended March 31, 2002. The 2003 period includes foreign currency transaction losses of $1.1 million compared to foreign currency transaction gains of $0.6 million in 2002.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Cumulative Effect of an Accounting Change

     The quarter ended March 31, 2002, includes a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142.

     Liquidity and Capital Resources

     Our operating cash requirements consist principally of accounts receivable, inventory and accounts payable requirements, scheduled payments of interest on outstanding indebtedness, capital expenditures and employee benefit plans. We believe that cash flow from our operating activities, cash on hand and periodic borrowings under our credit facility will be adequate to meet liquidity requirements. Scheduled principal payments on our debt are not significant until the second half of 2004. If our cash flow is not adequate to meet liquidity requirements, there would be a material adverse effect on our financial position as well as our ability to continue as a going concern.

     Cash and cash equivalents were $3.1 million at March 30, 2003 compared to $4.4 million at December 29, 2002. Working capital at March 30, 2003 was $119.4 million and the current ratio was 1.5 to 1 compared to working capital at December 29, 2002 of $118.0 million and a current ratio of 1.6 to 1.

     Total debt at March 30, 2003 was $742.9 million, up $4.3 million from December 29, 2002. As of March 30, 2003, there were $56.9 million of revolving credit borrowings under the Foamex L.P. credit facility with $22.5 million available for borrowings and $20.6 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of March 30, 2003 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.4 million.

     In 2002, Foamex L.P. purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes for a total purchase price of $48.5 million.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. is subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly on a cumulative basis beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout the quarter ended March 30, 2003. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility are subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of March 30, 2003, the borrowing base calculation does not limit borrowings under the Amended Credit Facility.

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

     Foamex L.P.'s minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenant compliance require customer selling price increases in response to higher raw material costs, successful implementation of on-going cost savings initiatives, improved operating efficiencies, improved working capital management and reduced capital expenditures. Management is also continuing to evaluate strategic alternatives in an effort to reduce the cost and improve the maturity structure of our debt. There can be no assurance that we will be successful in achieving our plans or complying with the amended covenants, as there are a number of factors beyond our control, including raw material cost changes and customer acceptances of selling price increases that are necessary for us to be successful. Additionally, compliance with the financial covenants may not be met if business conditions are not as anticipated or other unforeseen events impact results unfavorably. In the event that such noncompliance appears likely, or occurs, we will seek the lenders' further approval of amendments to, or waivers of, such financial covenants. Historically, we have been able to renegotiate financial covenants and/or obtain waivers. Management currently believes that obtaining waivers and/or amendments in the future may be difficult, or not possible if required. If amendments or waivers are not obtained, Foamex L.P. would be in default and lenders could demand immediate payment of Foamex L.P.'s outstanding debt under the Amended Credit Facility. In addition, it is possible that the holders of Foamex L.P.'s Senior Secured Notes and Senior Subordinated Notes could also demand immediate payment. We may not be able to secure additional financing at a reasonable cost, or at all. The lack of financing would have a material adverse effect on our financial position and could impair our ability to continue as a going concern.

     During 2002, we entered into an employment agreement with a Foamex International director and a consulting agreement with another Foamex International director. Payments under these agreements were to aggregate at least $0.7 million and $0.2 million, respectively, on an annual basis. The employment agreement with the Foamex International director was terminated effective January 31, 2003 resulting in severance and other payments to the director aggregating $0.6 million.

     Foamex L.P. was required to cause a registration statement under the Securities Act of 1933 for its 10 3/4% Senior Secured Notes to be effective within 180 days of March 25, 2002. Foamex L.P. filed the registration statement, but it was not effective until January 30, 2003 and therefore Foamex L.P. was liable for liquidated damages from September 23, 2002 until January 30, 2003. The liquidated damages were at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days until a maximum of $150,000 per week is reached. The amount accrued for liquidated damages at March 30, 2003 was $0.3 million. The liquidated damages were paid, as required, on April 1, 2003.

     Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of its 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of the 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for a net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million, which is being amortized over the term of the 10 3/4% Senior Secured Notes, using the effective interest rate method.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the quarter ended March 30, 2003 was $5.8 million compared to cash used of $24.4 million in the quarter ended March 30, 2002. Accounts receivable and inventories increased by $18.6 million and $12.9 million, respectively, in the quarter ended March 30, 2003, while accounts payable and cash overdrafts increased by a net of $26.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $3.4 million for the quarter ended March 30, 2003. Cash requirements included capital expenditures of $2.2 million and software development costs of $1.2 million. In the quarter ended March 31, 2002, cash used for investing activities was $4.2 million, which included $6.4 million of capital expenditures offset by a $2.3 million collection of a note receivable from a partner. The estimated capital expenditures for the full year 2003 are expected to be approximately $15.0 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $3.7 million for the quarter ended March 30, 2003 compared to cash provided of $47.7 million in the comparable period of 2002. Cash provided for the 2002 period, primarily reflected Foamex L.P.'s March 25, 2002 refinancing.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of March 30, 2003 was $2.7 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 9 to the condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 30, 2003, indebtedness with variable interest rates aggregated $226.1 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.3 million.

     Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in our Annual Report on Form 10-K for the year ended December 29, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES.

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. Since the Evaluation Date, there have been no significant changes in Foamex L.P.'s internal controls, or in other factors that could significantly affect such controls.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 29, 2002. The information from Note 9 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          10.48+* Severance Agreement and Release by and between Foamex L.P. and
                  Peter Johnson, dated November 21, 2002.

          10.49+* Change in Control  Protection  Agreement by and between Foamex
                  International and Marshall S. Cogan, dated April 24, 2003

          10.50+* Change in Control  Protection  Agreement by and between Foamex
                  International and Thomas E. Chorman, dated April 24, 2003

          10.51+* Change in Control  Protection  Agreement by and between Foamex
                  International and John V. Tunney, dated April 24, 2003

          99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         +  Management contract or compensatory plan or arrangement.
         * Incorporated by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 30, 2003.


          (b) Foamex L.P. did not file any Current Reports on Form 8-K for the quarter ended March 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FOAMEX L.P.
                                      By: FMXI, Inc.
                                          Its Managing General Partner


Date:  May 14, 2003                   By:  /s/ K. Douglas Ralph
                                           ----------------------------------
                                           K. Douglas Ralph
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Duly Authorized Officer)


                                      FOAMEX CAPITAL CORPORATION


Date:  May 14, 2003                   By:  /s/ K. Douglas Ralph
                                           -----------------------------------
                                           K. Douglas Ralph
                                           Executive Vice President and Chief
                                           Financial Officer

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

Date:  May 14, 2003

Foamex L.P.                                       Foamex Capital Corporation


/s/  Thomas E. Chorman                            /s/  Thomas E. Chorman
-------------------------------------             ----------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

Foamex L.P.                                        Foamex Capital Corporation


/s/  K. Douglas Ralph                              /s/  K. Douglas Ralph
----------------------------                       ----------------------------
K. Douglas Ralph                                   K. Douglas Ralph
Executive Vice President and                       Executive Vice President and
Chief Financial Officer                            Chief Financial Officer