Form 10-Q
period 2003-09-28
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2003-11-12
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 7, 2003 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Three Quarters Ended September 28, 2003 and September 29, 2002                                   3

              Condensed Consolidated Balance Sheets as of September 28, 2003 (unaudited) and
                December 29, 2002                                                                                4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Three Quarters
                Ended September 28, 2003 and September 29, 2002                                                  5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                22

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   29

         Item 4.  Controls and Procedures.                                                                      29

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            30

         Item 6.  Exhibits and Reports on Form 8-K.                                                             30

Signatures                                                                                                      31

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                   Quarters Ended              Three Quarters Ended
                                                            ----------------------------    -----------------------------
                                                            September 28,  September 29,    September 28,   September 29,
                                                                2003           2002             2003            2002
                                                            -------------  ------------     -------------   -------------
                                                                                    (thousands)
NET SALES                                                     $321,466       $340,823          $983,580      $1,000,783

COST OF GOODS SOLD                                             283,957        310,009           874,618         885,344
                                                              --------       --------          --------      ----------

GROSS PROFIT                                                    37,509         30,814           108,962         115,439

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      18,804         29,423            58,593          69,100

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                              (377)        (3,674)           (1,237)         (5,212)
                                                              --------       --------          --------      ----------

INCOME FROM OPERATIONS                                          19,082          5,065            51,606          51,551

INTEREST AND DEBT ISSUANCE EXPENSE                              31,550         15,258            70,039          51,225

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                  495            386             1,374           1,514

OTHER EXPENSE, NET                                                (952)          (198)           (2,800)         (1,403)
                                                              --------       --------          --------      ----------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                                (12,925)       (10,005)          (19,859)            437

PROVISION FOR INCOME TAXES                                         168            389               431           1,461
                                                              --------       --------          --------      ----------

LOSS BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                           (13,093)       (10,394)          (20,290)         (1,024)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               -              -                 -         (71,966)
                                                              --------       --------          --------      ----------

NET LOSS                                                      $(13,093)      $(10,394)         $(20,290)     $  (72,990)
                                                              ========       ========          ========      ==========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 28, 2003  December 29, 2002
                                                                         ------------------  -----------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                $    4,961          $    4,363
   Accounts receivable, net of allowances of $10,715 in 2003
       and $10,311 in 2002                                                     196,110             191,546
   Inventories                                                                 100,812              98,010
   Other current assets                                                         21,847              22,558
                                                                            ----------          ----------
       Total current assets                                                    323,730             316,477

Property, plant and equipment                                                  418,307             418,569
Less accumulated depreciation                                                 (250,616)           (236,531)
                                                                            ----------          ----------
   NET PROPERTY, PLANT AND EQUIPMENT                                           167,691             182,038

GOODWILL                                                                       126,068             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $8,970 in 2003 and $14,079 in 2002                           28,652              36,827

SOFTWARE, net of accumulated amortization of $3,103 in
   2003 and $2,634 in 2002                                                       9,584               8,254

OTHER ASSETS                                                                    31,401              26,366
                                                                            ----------          ----------

TOTAL ASSETS                                                                $  687,126          $  695,283
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                        $    7,158          $       46
   Accounts payable                                                            110,159              87,394
   Accrued employee compensation and benefits                                   25,912              26,330
   Accrued interest                                                             22,157              14,173
   Accrued customer rebates                                                     18,636              18,813
   Cash overdrafts                                                              11,002              17,737
   Other accrued liabilities                                                    20,865              33,953
                                                                            ----------          ----------
       Total current liabilities                                               215,889             198,446

LONG-TERM DEBT                                                                 728,599             738,540
ACCRUED EMPLOYEE BENEFITS                                                       48,901              48,022
OTHER LIABILITIES                                                               14,634              16,061
                                                                            ----------          ----------
       Total liabilities                                                     1,008,023           1,001,069

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (260,847)           (240,107)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (50,829)            (56,458)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                            ----------          ----------
       Total partners' deficiency                                             (320,897)           (305,786)
                                                                            ----------          ----------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                  $  687,126          $  695,283
                                                                            ==========          ==========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Three Quarters Ended
                                                                                  --------------------------------
                                                                                  September 28,      September 29,
                                                                                      2003               2002
                                                                                  -------------      --------------
                                                                                            (thousands)
OPERATING ACTIVITIES
   Net loss                                                                          $(20,290)         $(72,990)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Cumulative effect of accounting change                                                 -            71,966
     Depreciation and amortization                                                     19,250            23,745
     Write off of debt issuance costs                                                  12,928             4,892
     Amortization of debt issuance costs, debt premium
        and debt discount                                                               3,967             1,493
     Other operating activities                                                          (795)              612
     Changes in operating assets and liabilities, net                                  11,026           (35,989)
                                                                                     --------          --------

         Net cash provided by (used for) operating activities                          26,086            (6,271)
                                                                                     --------          --------

INVESTING ACTIVITIES
   Capital expenditures                                                                (4,683)          (11,877)
   Proceeds from sale of assets                                                         1,135                21
   Collection of note receivable from partner                                               -             2,490
   Other investing activities                                                          (2,729)           (4,205)
                                                                                     --------          --------

         Net cash used for investing activities                                        (6,277)          (13,571)
                                                                                     --------          --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                       31,618          (125,000)
   Proceeds from long-term debt                                                       130,000           356,590
   Repayments of long-term debt                                                      (162,227)         (190,060)
   Repayments of long-term debt - related party                                             -           (31,590)
   Increase (decrease) in cash overdrafts                                              (6,735)           21,208
   Debt issuance costs                                                                (11,659)          (25,491)
   Interest rate swaps                                                                      -            14,821
   Other financing activities                                                            (208)              105
                                                                                     --------          --------

         Net cash provided by (used for) financing activities                         (19,211)           20,583
                                                                                     --------          --------

Net increase in cash and cash equivalents                                                 598               741

Cash and cash equivalents at beginning of period                                        4,363            15,059
                                                                                     --------          --------

Cash and cash equivalents at end of period                                           $  4,961          $ 15,800
                                                                                     ========          ========

Supplemental Information:
   Cash paid for interest                                                            $ 45,160          $ 29,823
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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in Foamex L.P.'s 2002 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Certain amounts in the condensed consolidated statements of operations for the quarter and three quarters ended September 29, 2002 have been reclassified to conform to the current presentation.

Accounting Changes

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. Foamex L.P. has reclassified the extraordinary item previously reported in the three quarters ended September 29, 2002 with the related tax benefit included in the provision for income taxes.

     In January 2003, FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FIN No. 46 was effective on January 31, 2003 for entities acquired after that date. The Financial Accounting Standards Board has postponed the effective date for entities acquired on or before January 31, 2003 to December 15, 2003. Foamex L.P. believes that FIN No. 46 will have no impact on its current equity investments.

2.     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

     Foamex L.P. has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As required by SFAS No. 142, Foamex L.P. performed a transitional impairment test on its goodwill during 2002. The resulting impairment loss of $72.0 million has been recorded as a cumulative effect of an accounting change in the three quarters ended September 29, 2002.

     Goodwill at September 28, 2003 increased by $0.7 million from December 29, 2002 as a result of foreign currency translation adjustments.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)

     During the three quarters ended September 28, 2003, Foamex L.P. recorded restructuring credits of $1.2 million consisting of a $2.3 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have been substantially completed, and a charge of $0.7 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, Foamex L.P. recorded a $0.4 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at its Mexico City operations. The actions under this plan were substantially completed as of September 28, 2003.

     During the fourth quarter of 2001, Foamex L.P. announced an Operational Reorganization Plan as discussed in Foamex L.P.'s Form 10-K for the year ended December 31, 2001. That Plan included closing certain plants of the Carpet Cushion Products segment and certain personnel reductions and other savings at the corporate level. During the three quarters ended September 29, 2002, Foamex L.P. attempted a sale of the Carpet Cushion Products segment and management put such plant closings on hold until the completion of the sale negotiations. On October 4, 2002, Foamex L.P. announced that negotiations to sell the Carpet Cushion Products segment had been terminated. Management reevaluated the original plan developed during the fourth quarter of 2001 and determined that certain previously recorded amounts were no longer required. The net impact of such reevaluation was a reversal of $3.7 million of previously recorded liabilities in the quarter ended September 29, 2002. The Operational Reorganization Plan has been substantially completed as of September 28, 2003.

     During the three quarters ended September 29, 2002, Foamex L.P. recorded an additional restructuring credit of $2.1 million related to the collection of deferred rent receivable and other charges for certain additional expenses of $0.6 million relating to the 2001 restructuring plan.

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and three quarters ended September 28, 2003:

                                                             Plant Closure      Personnel
                                             Total             and Leases       Reductions      Other
                                             -----           -------------      ----------     -------
                                                                        (millions)
     Balance at June 29, 2003                $15.2               $10.2             $3.7         $1.3
     Adjustments                              (0.3)                0.7             (1.0)            -
     Cash spending                            (2.5)               (1.1)            (1.1)        (0.3)
                                             -----               -----             ----         ----
     Balance at September 28, 2003           $12.4               $ 9.8             $1.6         $1.0
                                             =====               =====             ====         ====

     Balance at December 29, 2002            $22.8               $12.6             $8.2         $2.0
     Adjustments                              (1.2)                0.6             (1.6)        (0.2)
     Cash spending                            (9.2)               (3.4)            (5.0)        (0.8)
                                             -----               -----             ----         ----
     Balance at September 28, 2003           $12.4               $ 9.8             $1.6         $1.0
                                             =====               =====             ====         ====

     Foamex L.P. expects to spend approximately $6.4 million during the twelve months ending September 26, 2004, with the balance to be spent through 2012, primarily for lease costs.

4.   INVENTORIES

     The components of inventory are listed below.

                                            September 28,         December 29,
                                                2003                  2002
                                            -------------         ------------
                                                       (thousands)
     Raw materials and supplies               $ 63,533               $60,588
     Work-in-process                            17,227                16,737
     Finished goods                             20,052                20,685
                                              --------               -------
       Total                                  $100,812               $98,010
                                              ========               =======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                       September 28,         December 29,
                                                                           2003                 2002
                                                                       -------------         ------------
     Foamex L.P. Senior Secured Credit Facility                                   (thousands)
       Term Loan (1)                                                    $ 50,000              $      -
       Revolving credit facility (1)                                      83,442                     -
     Foamex L.P. Secured Term Loan (1)                                    80,000                     -
     Foamex L.P. Amended Credit Facility
       Term Loan B (2)                                                         -                39,262
       Term Loan C (2)                                                         -                35,693
       Term Loan D (2)                                                         -                51,700
       Term Loan E (2)                                                         -                16,290
       Term Loan F (2)                                                         -                19,243
       Revolving credit facility (2)                                           -                51,823
     10 3/4% Senior secured notes due 2009 (3) (4)                       312,696               314,237
     9 7/8% Senior subordinated notes due 2007 (3)                       148,500               148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $1,773 and $2,486 of unamortized debt premium) (3)                 53,358                54,071
     Industrial revenue bonds                                              7,000                 7,000
     Other (net of unamortized debt discount of $105 in 2003
       and $137 in 2002)                                                     761                   767
                                                                        --------              --------
                                                                         735,757               738,586

     Less current portion                                                  7,158                    46
                                                                        --------              --------

     Long-term debt                                                     $728,599              $738,540
                                                                        ========              ========

(1) Debt of Foamex L.P., guaranteed by Foamex International, FMXI, Inc. and Foamex Canada.

(2)  Debt of Foamex L.P., guaranteed by Foamex International and FMXI, Inc.

(3)  Debt of Foamex L.P. and Foamex Capital Corporation.

(4) Includes $12.7 million in 2003 and $14.2 million in 2002 of deferred credits on interest rate swap transactions.

Senior Secured Credit Facility

     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and an $80.0 million term loan facility with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L.P. Amended Credit Facility which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million recorded in the quarter ended September 28, 2003.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At September 28, 2003, Foamex L.P. had available borrowings of approximately $59.0 million and letters of credit outstanding of $20.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 28, 2003, the weighted average interest rates were 4.34% and 4.38% for the

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   LONG-TERM DEBT (continued)

revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, commencing on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of September 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the $240.0 Million Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the $240.0 Million Senior Secured Credit Facility. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   LONG-TERM DEBT (continued)

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At September 28, 2003, the redemption price was 103.292% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At September 28, 2003, the redemption price was 101.6875% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 28, 2003, the interest rate was 1.05% on the $1.0 million bond and 1.10% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.9 million at September 28, 2003.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at September 28, 2003 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at September 28, 2003.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   LONG-TERM DEBT (continued)

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, as of September 28, 2003, Foamex L.P. was able to distribute funds to its partners, only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003. Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined. For the quarter ended September 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.28 which exceeded the required fixed charge coverage ratio of 1.00. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $17.7 million for the year ending December 28, 2003.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of September 28, 2003 are shown below (thousands):

     Quarter ending December 28, 2003                                   $  1,793
     2004                                                                  8,937
     2005                                                                 60,578
     2006                                                                  7,143
     2007                                                                336,942
     Thereafter                                                          306,000
                                                                        --------
                                                                         721,393

     Unamortized debt premium/discount and fair value adjustment, net     14,364
                                                                        --------

     Total                                                              $735,757
                                                                        ========

6.   COMPREHENSIVE LOSS

     The components of comprehensive loss are listed below.

                                                             Quarters Ended            Three Quarters Ended
                                                    ------------------------------  ---------------------------
                                                    September 28,    September 29,  September 28, September 29,
                                                        2003             2002           2003          2002
                                                    -------------    -------------  ------------- -------------
                                                                              (thousands)
     Net loss                                         $(13,093)        $(10,394)       $(20,290)      $(72,990)
     Foreign currency translation adjustments            1,493             (631)          5,629           (597)
                                                      --------         --------        --------       --------
     Total comprehensive loss                         $(11,600)        $(11,025)       $(14,661)      $(73,587)
                                                      ========         ========        ========       ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $(0.4) million and $(1.2) million in the quarter and three quarters ended September 28, 2003, respectively, and $(3.7) million and $(5.2) million in the quarter and three quarters ended September 29, 2002, respectively.

     Segment results are presented below.

                                                    Carpet
                                          Foam      Cushion      Automotive     Technical
                                        Products    Products      Products      Products       Other        Total
                                        --------    --------     ----------     ---------    --------    ---------
                                                                   (thousands)
Quarter ended September 28, 2003
Net sales                               $137,115    $ 54,126      $ 99,235       $25,803     $ 5,187    $  321,466
Income (loss) from operations           $ 10,817    $   (126)     $  5,385       $ 5,032     $(2,026)   $   19,082
Depreciation and amortization           $  2,608    $    594      $    722       $   735     $ 1,341    $    6,000

Quarter ended September 29, 2002
Net sales                               $121,773    $ 61,105      $120,151       $30,500     $ 7,294    $  340,823
Income (loss) from operations           $  1,160    $ (4,680)     $  4,745       $ 2,463     $ 1,377    $    5,065
Depreciation and amortization           $  3,347    $  1,639      $  1,046       $   930     $   552    $    7,514

Three quarters ended September 28, 2003
Net sales                               $378,405    $157,352      $339,518       $88,807     $19,498    $  983,580
Income (loss) from operations           $ 20,466    $ (3,419)     $ 19,464       $21,092     $(5,997)   $   51,606
Depreciation and amortization           $  8,216    $  2,569      $  2,313       $ 2,439     $ 3,713    $   19,250

Three quarters ended September 29, 2002
Net sales                               $358,384    $174,338      $348,282       $94,889     $24,890    $1,000,783
Income (loss) from operations           $ 23,003    $ (8,938)     $ 21,727       $16,259     $  (500)   $   51,551
Depreciation and amortization           $ 11,778    $  5,118      $  3,012       $ 2,221     $ 1,616    $   23,745


8.   RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the three quarters ended September 29, 2002, Foamex Carpet paid $0.7 million of interest and $31.6 million of principal on a note payable to Foam Funding LLC, a subsidiary of Trace International Holdings ("Trace").

9.   COMMITMENTS AND CONTINGENCIES

Litigation - Breast Implants

     As of November 5, 2003, Foamex L.P. and Trace were two of multiple defendants in actions filed on behalf of approximately 774 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995,

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   COMMITMENTS AND CONTINGENCIES (continued)

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

     As of September 28, 2003, Foamex L.P. had accrued approximately $1.1 million for litigation and other matters in addition to the environmental matters discussed below.

     Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 28, 2003, Foamex L.P. had accruals of approximately $2.7 million for environmental matters, including approximately $2.2 million related to remediating and monitoring soil and groundwater contamination and approximately $0.5 million related to PRP sites and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

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

10.    GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100.0%-owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of September 28, 2003 and December 29, 2002 and the condensed consolidating statements of operations for the quarters and three quarters ended September 28, 2003 and September 29, 2002 and cash flows for the three quarters ended September 28, 2003 and September 29, 2002 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. On December 30, 2002, Foamex Carpet distributed certain assets,

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  GUARANTOR INFORMATION (continued)

liabilities and its business to Foamex L.P. and accordingly, Foamex Carpet is not included as a guarantor in the financial information as of September 28, 2003 and the periods then ended. The nonguarantors are Foamex Canada and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                      Condensed Consolidating Balance Sheet
                            As of September 28, 2003

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations    Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
Assets                                                            (thousands of dollars)
   Current assets                     $   373         $30,457        $   1       $299,718      $ (6,819)        $ 323,730
   Investment in subsidiaries          10,652               -            -         47,752       (58,404)                -
   Property, plant and equipment, net       -          20,748            -        146,943             -           167,691
   Goodwill                                 -           5,582            -        120,486             -           126,068
   Debt issuance costs                      -               -            -         28,652             -            28,652
   Software                                 -               -            -          9,584             -             9,584
   Other assets                        13,858           2,083            -         19,660        (4,200)           31,401
                                      -------         -------        -----       --------      --------         ---------
     Total assets                     $24,883         $58,870        $   1       $672,795      $(69,423)        $ 687,126
                                      =======         =======        =====       ========      ========         =========

Liabilities and Partners' Deficiency
   Current liabilities                $     -         $20,094        $   -       $203,660      $ (7,865)        $ 215,889
   Long-term debt                       4,946               -            -        727,853        (4,200)          728,599
   Other liabilities                      535             821            -         62,179             -            63,535
     Total liabilities                  5,481          20,915            -        993,692       (12,065)        1,008,023
   Partners' deficiency                19,402          37,955            1       (320,897)      (57,358)         (320,897)
                                      -------         -------        -----       --------      --------         ---------
     Total liabilities and partners'
         deficiency                   $24,883         $58,870        $   1       $672,795      $(69,423)        $ 687,126
                                      =======         =======        =====       ========      ========         =========

                      Condensed Consolidating Balance Sheet
                             As of December 29, 2002

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations    Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
Assets                                                            (thousands of dollars)
   Current assets                     $40,111         $28,481        $   1       $274,700      $(26,816)        $ 316,477
   Investment in subsidiaries           8,014               -            -         27,243       (35,257)                -
   Property, plant and equipment, net   5,851          21,549            -        154,638             -           182,038
   Goodwill                             1,249           4,835            -        119,237             -           125,321
   Debt issuance costs                      -               -            -         36,827             -            36,827
   Software                                 -               -            -          8,254                           8,254
   Other assets                        13,706           2,384            -         32,679       (22,403)           26,366
                                      -------         -------        -----       --------      --------         ---------
     Total assets                     $68,931         $57,249        $   1       $653,578      $(84,476)        $ 695,283
                                      =======         =======        =====       ========      ========         =========

Liabilities and Partners' Deficiency
   Current liabilities                $41,401         $25,065        $   -       $158,674      $(26,694)        $ 198,446
   Long-term debt                         713               -            -        737,827             -           738,540
   Other liabilities                   23,623               -            -         62,863       (22,403)           64,083
     Total liabilities                 65,737          25,065            -        959,364       (49,097)        1,001,069
   Partners' deficiency                 3,194          32,184            1       (305,786)      (35,379)         (305,786)
                                      -------         -------        -----       --------      --------         ---------
     Total liabilities and partners'
         deficiency                   $68,931         $57,249        $   1       $653,578      $(84,476)        $ 695,283
                                      =======         =======        =====       ========      ========         =========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



10.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the quarter ended September 28, 2003

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)

Net sales                               $     -        $25,256       $     -      $302,472        $(6,262)      $321,466

Cost of goods sold                            -         22,609             -       267,610         (6,262)       283,957
                                        -------        -------       -------      --------        -------       --------

   Gross profit                               -          2,647             -        34,862              -         37,509

Selling, general and administrative
   expenses                                   -          2,133             -        16,671              -         18,804

Restructuring, impairment and other
   charges (credits)                          -              -             -          (377)             -           (377)
                                        -------        -------       -------      --------        -------       --------

Income from operations                        -            514             -        18,568              -         19,082

Interest and debt issuance expense           43              8             -        31,499              -         31,550

Equity in undistributed earnings
   of affiliates                           (545)             -             -           178            862            495

Other expense, net                           32           (644)            -          (340)             -           (952)
                                        -------        -------       -------      --------        -------       --------

Loss before provision for income
   taxes                                   (556)          (138)            -       (13,093)           862        (12,925)

Provision for income taxes                    -            168             -             -              -            168
                                        -------        -------       -------      --------        -------       --------

Net loss                                $  (556)       $(  306)      $     -      $(13,093)       $   862       $(13,093)
                                        =======        =======       =======      ========        =======       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the quarter ended September 29, 2002

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)
Net sales                               $62,594        $27,453       $     -      $295,004       $(44,228)      $340,823

Cost of goods sold                       57,656         24,899             -       271,682        (44,228)       310,009
                                        -------        -------       -------      --------        -------       --------

   Gross profit                           4,938          2,554             -        23,322              -         30,814

Selling, general and administrative
   expenses                               2,889          1,841             -        24,693              -         29,423

Restructuring, impairment and other
   charges (credits)                        225              -             -        (3,899)             -         (3,674)
                                        -------        -------       -------      --------        -------       --------

Income from operations                    1,824            713             -         2,528              -          5,065

Interest and debt issuance expense          332             78             -        15,172           (324)        15,258

Equity in undistributed earnings
   of affiliates                           (873)             -             -         2,096           (837)           386

Other expense, net                          509           (652)            -           269           (324)          (198)
                                        -------        -------       -------      --------        -------       --------

Income before provision for income
   taxes                                  1,128            (17)            -       (10,279)          (837)       (10,005)

Provision for income taxes                 (413)           687             -           115              -            389
                                        -------        -------       -------      --------        -------       --------

Net loss                                $ 1,541        $  (704)      $     -      $(10,394)      $   (837)      $(10,394)
                                        =======        =======       =======      ========        =======       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 28, 2003

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)
Net sales                                 $   -        $79,526        $   -      $919,508       $(15,454)      $983,580

Cost of goods sold                            -         72,515            -       817,557        (15,454)       874,618
                                          -----        -------        -----      --------       --------       --------

   Gross profit                               -          7,011            -       101,951              -        108,962

Selling, general and administrative
   expenses                                   -          5,362            -        53,231              -         58,593

Restructuring, impairment and other
   charges (credits)                          -            403            -        (1,640)             -         (1,237)
                                          -----        -------        -----      --------       --------       --------

Income from operations                        -          1,246            -        50,360              -         51,606

Interest and debt issuance expense          176             26            -        69,837              -         70,039

Equity in undistributed earnings
   of affiliates                           (931)             -            -          (235)         2,540          1,374

Other expense, net                          143         (2,365)           -          (578)             -         (2,800)
                                          -----        -------        -----      --------       --------       --------

Income (loss) before provision (benefit)
   for income taxes                        (964)        (1,145)           -       (20,290)         2,540        (19,859)

Provision (benefit) for income taxes          -            431            -             -              -            431
                                          -----        -------        -----      --------       --------       --------

Net income (loss)                         $(964)       $(1,576)       $   -      $(20,290)      $  2,540       $(20,290)
                                          =====        =======        =====      ========       ========       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 29, 2002

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)
Net sales                               $179,383       $87,225        $   -       $862,969      $(128,794)     $1,000,783

Cost of goods sold                       166,739        76,866            -        770,533       (128,794)        885,344
                                        --------       -------        -----       --------      ---------      ----------

   Gross profit                           12,644        10,359            -         92,436              -         115,439

Selling, general and administrative
   expenses                                9,209         5,112            -         54,779              -          69,100

Restructuring, impairment and other
   charges (credits)                         225             -            -         (5,437)             -          (5,212)
                                        --------       -------        -----       --------      ---------      ----------

Income from operations                     3,210         5,247            -         43,094              -          51,551

Interest and debt issuance expense         3,590           204            -         47,909           (478)         51,225

Equity in undistributed earnings
   of affiliates                             588             -            -        (29,968)        30,894           1,514

Other expense, net                           460        (1,545)           -            160           (478)         (1,403)
                                        --------       -------        -----       --------      ---------      ----------

Income (loss) before provision (benefit)
   for income taxes                          668         3,498            -        (34,623)        30,894             437

Provision (benefit) for income taxes        (572)        1,894            -            139              -           1,461
                                        --------       -------        -----       --------      ---------      ----------

Income (loss) before accounting change     1,240         1,604            -        (34,762)        30,894          (1,024)

Cumulative effect of accounting change   (29,944)       (3,794)           -        (38,228)             -         (71,966)
                                        --------       -------        -----       --------      ---------      ----------

Net income (loss)                       $(28,704)      $(2,190)       $   -       $(72,990)     $  30,894      $  (72,990)
                                        ========       =======        =====       ========      =========      ==========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



10.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 28, 2003

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)

Cash Flows from Operating Activities
   Net income (loss)                      $(964)      $(1,576)       $    -       $(20,290)       $2,540       $(20,290)
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities                964         1,009             -         46,943        (2,540)        46,376
                                          -----       -------        ------       --------        ------       --------

   Net cash provided by operating
     activities                               -          (567)            -         26,653             -         26,086
                                          -----       -------        ------       --------        ------       --------

Cash Flows from Investing Activities
   Capital expenditures                       -           (82)            -         (4,601)            -         (4,683)
   Other                                      -             -             -         (1,594)            -         (1,594)
                                          -----       -------        ------       --------        ------       --------

   Net cash used for investing activities     -           (82)            -         (6,195)            -         (6,277)
                                          -----       -------        ------       --------        ------       --------


Cash Flows from Financing Activities
   Proceeds from (repayments of)
      revolving loans                         -             -             -         31,618             -         31,618
   Proceeds form long-term debt               -             -             -        130,000             -        130,000
   Repayments of long-term debt               -             -             -       (162,227)            -       (162,227)
   Other, net                                 -             -             -        (18,602)            -        (18,602)
                                          -----       -------        ------       --------        ------       --------

   Net cash used for financing activities     -             -             -        (19,211)            -        (19,211)
                                          -----       -------        ------       --------        ------       --------

Net increase (decrease) in cash and
   cash equivalents                           -          (649)            -          1,247             -            598

Cash and cash equivalents at
   beginning of period                        -         1,781             1          2,581             -          4,363
                                          -----       -------        ------       --------        ------       --------

Cash and cash equivalents at
   end of period                          $   -       $ 1,132        $    1       $  3,828        $    -       $  4,961
                                          =====       =======        ======       ========        ======       ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 29, 2002

                                                                          Foamex
                                                                          Capital      Foamex L.P.                  Consolidated
                                             Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations   Foamex L.P.
                                             ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net income (loss)                          $(28,704)      $(2,190)      $    -      $ (72,990)      $30,894       $ (72,990)
   Total adjustments to reconcile net
     income (loss) to net cash used for
      operating activities                      33,230          (814)           -         65,296       (30,993)         66,719
                                              --------       -------       ------      ---------       -------       ---------

   Net cash used for
     operating activities                        4,526        (3,004)           -         (7,694)          (99)         (6,271)
                                              --------       -------       ------      ---------       -------       ---------

Cash Flows from Investing Activities
   Capital expenditures                           (390)         (541)           -        (11,045)           99         (11,877)
   Repayment of revolving loan by partner            -             -            -          2,490             -           2,490
   Intercompany investing activities               135             -            -        (24,620)       24,485               -
   Other                                             -             -            -         (4,184)            -          (4,184)
                                              --------       -------       ------      ---------       -------       ---------

   Net cash used for investing activities         (255)         (541)           -        (37,359)       24,584         (13,571)
                                              --------       -------       ------      ---------       -------       ---------

Cash Flows from Financing Activities
   Net repayments of revolving loans                 -             -            -       (125,000)            -        (125,000)
   Proceeds form long-term debt                      -             -            -        356,590             -         356,590
   Repayments of long-term debt                   (135)       (1,304)           -       (188,621)            -        (190,060)
   Repayments of long-term debt
     Related party                             (31,590)            -            -              -             -         (31,590)
   Increase (decrease) in intercompany note     24,485             -            -              -       (24,485)              -
   Increase in cash overdrafts                   1,392             -            -         19,816             -          21,208
   Debt issuance costs                               -             -            -        (25,491)            -         (25,491)
   Interest rate swaps                               -             -            -         14,821             -          14,821
   Other financing activities                        -             -            -            105             -             105
                                              --------       -------       ------      ---------       -------       ---------

   Net cash provided by financing activities    (5,848)       (1,304)           -         52,220       (24,485)         20,583
                                              --------       -------       ------      ---------       -------       ---------

Net increase in cash and cash equivalents       (1,577)       (4,849)           -          7,167             -             741

Cash and cash equivalents at
   beginning of period                           2,758         7,163            1          5,137             -          15,059
                                              --------       -------       ------      ---------       -------       ---------
Cash and cash equivalents at
   end of period                              $  1,181       $ 2,314       $    1      $  12,304       $     -       $  15,800
                                              ========       =======       ======      =========       =======       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 29, 2002

                                                    Carpet
                                          Foam      Cushion      Automotive     Technical
                                        Products    Products      Products      Products       Other        Total
                                        --------    --------     ----------     ---------    --------    ---------
                                                                   (thousands)
Quarter ended September 28, 2003
Net sales                               $137,115    $54,126       $ 99,235       $25,803     $ 5,187     $321,466
Income (loss) from operations           $ 10,817    $  (126)      $  5,385       $ 5,032     $(2,026)    $ 19,082
Depreciation and amortization           $  2,608    $   594       $    722       $   735     $ 1,341     $  6,000
Income (loss) from operations
   as a percentage of net sales              7.9%      (0.2)%          5.4%         19.5%      n.m.*          5.9%

Quarter ended September 29, 2002
Net sales                               $121,773    $61,105       $120,151       $30,500     $ 7,294     $340,823
Income (loss) from operations           $  1,160    $(4,680)      $  4,745       $ 2,463     $ 1,377     $  5,065
Depreciation and amortization           $  3,347    $ 1,639       $  1,046       $   930     $   552     $  7,514
Income (loss) from operations
   as a percentage of net sales              1.0%      (7.7)%          3.9%          8.1%      n.m.*          1.5%

* not meaningful

Income from Operations

     Net sales for the quarter ended September 28, 2003 decreased 5.7% to $321.5 million from $340.8 million in the quarter ended September 29, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments. We expect that net sales in the quarter ending December 28, 2003 will decline about 8.0% primarily as a result of lower sales in our Automotive Products segment.

     The gross profit margin was $37.5 million, or 11.7%, in the quarter ended September 28, 2003 compared to $30.8 million, or 9.0%, in the 2002 period. Operating efficiencies and selling price increases to customers have allowed us to recover a substantial portion of increases in the cost of our major chemical raw materials that began to impact us in the quarter ended September 29, 2002.

     Income from operations for the quarter ended September 28, 2003 was $19.1 million, or 5.9% of net sales, which represented a 276.7% increase from the $5.1 million, or 1.5% of net sales, reported during the comparable 2002 period. Results for the 2003 and 2002 periods included restructuring, impairment and other credits of $0.4 million and $3.7 million, respectively, described in "Other" below. In addition to the improved gross profit discussed above, selling, general and administrative expenses decreased $10.6 million, or 36.1%. Employee related costs and professional fees were lower in the 2003 period. The 2002 period included $4.4 million of costs associated with a proposed public offering of Symphonex Inc., a proposed new subsidiary which would have included our Technical Products segment, and the proposed sale of the Carpet Cushion Products segment.

     Foam Products

     Foam Products net sales for the quarter ended September 28, 2003 increased 12.6% to $137.1 million from $121.8 million in the comparable 2002 period. Increases in volumes of consumer products and in selling prices to customers were partially offset by decreases in volume of commodity products primarily related to the closure of inefficient manufacturing facilities. Income from operations increased to $10.8 million in the quarter ended September 28, 2003 from $1.2 million in the comparable 2002 period as selling price increases and operating efficiencies were partially offset by higher raw material costs and lower volumes of commodity products. Income from operations was 7.9% of net sales in 2003, up from 1.0% of net sales in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended September 28, 2003 decreased 11.4% to $54.1 million from $61.1 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations of $0.1 million in the quarter ended September 28, 2003 was less than the $4.7 million loss from operations in the comparable 2002 period primarily as a result of our continued efforts to streamline the cost structure of this segment. The loss from operations represented 0.2% of net sales in 2003 and 7.7% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the quarter ended September 28, 2003 decreased 17.4% to $99.2 million from $120.2 million in the comparable 2002 period as a result of lower volumes, including an expected reduction in business with certain customers. Income from operations increased 13.5% to $5.4 million compared to $4.7 million in the comparable 2002 period primarily due to lower selling, general and administrative expenses and lower allocation of corporate expenses. Income from operations represented 5.4% of net sales in 2003 and 3.9% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the quarter ended September 28, 2003 decreased 15.4% to $25.8 million from $30.5 million in the comparable 2002 period due primarily to lower volumes partially offset by higher prices of specialty products. Income from operations increased 104.3% to $5.0 million in the 2003 period compared to $2.5 million in the 2002 period. The improvement was due to lower operating expenses and to costs related to Symphonex Inc. included in the 2002 period. Income from operations represented 19.5% of net sales in 2003 compared to 8.1% of net sales in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $2.0 million in the quarter ended September 28, 2003 compared to income from operations of $1.4 million in the quarter ended September 29, 2002. The quarters ended September 28, 2003 and September 29, 2002 included net restructuring, impairment and other credits of $0.4 million and $3.7 million, respectively. (See Note 3 to the condensed consolidated financial statements.)

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $31.6 million in the quarter ended September 28, 2003, which represented a 106.8% increase from the comparable 2002 period expense of $15.3 million. The 2003 period includes a write off of debt issuance costs of $12.9 million associated with the refinancing of our credit facilities. Also, higher average debt levels and higher effective interest rates contributed to the increase in 2003.

     Income from Equity Interest in Joint Ventures

     The income from equity interest in joint ventures was $0.5 million for the quarter ended September 28, 2003 compared to income of $0.4 million in the 2002 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $1.0 million for the quarter ended September 28, 2003 compared to $0.2 million for the quarter ended September 29, 2002. The 2003 period includes foreign currency transaction losses of $0.6 million compared to foreign currency transaction losses of $0.7 million in 2002. The 2003 period includes higher agency fees and lower interest and other income.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 28, 2003 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 29, 2002

                                                    Carpet
                                          Foam      Cushion      Automotive     Technical
                                        Products    Products      Products      Products       Other        Total
                                        --------    --------     ----------     ---------    --------    ---------
                                                                   (thousands)
Three Quarters ended September 28, 2003
Net sales                               $378,405    $157,352      $339,518      $88,807      $19,498    $  983,580
Income (loss) from operations           $ 20,466    $ (3,419)     $ 19,464      $21,092      $(5,997)   $   51,606
Depreciation and amortization           $  8,216    $  2,569      $  2,313      $ 2,439      $ 3,713    $   19,250
Income (loss) from operations
   as a percentage of net sales              5.4%       (2.2)%         5.7%        23.8%       n.m.*           5.2%

Three Quarters ended September 29, 2002
Net sales                               $358,384     $174,338     $348,282      $94,889      $24,890    $1,000,783
Income (loss) from operations           $ 23,003   $   (8,938)    $ 21,727      $16,259      $  (500)   $   51,551
Depreciation and amortization           $ 11,778   $    5,118     $  3,012      $ 2,221      $ 1,616    $   23,745
Income (loss) from operations
   as a percentage of net sales              6.4%        (5.1)%        6.2%        17.1%       n.m.*           5.2%

* not meaningful

Income from Operations

     Net sales for the three quarters ended September 28, 2003 decreased 1.7% to $983.6 million from $1,000.8 million in the three quarters ended September 29, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments.

     The gross profit margin was $109.0 million, or 11.1%, in the three quarters ended September 28, 2003 compared to $115.4 million, or 11.5%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer selling price increases and operating efficiencies.

     Income from operations for the three quarters ended September 28, 2003 was $51.6 million, or 5.2% of net sales, which represented a 0.1% increase from the $51.6 million, or 5.2% of net sales, reported during the comparable 2002 period. The reduction in gross profit was more than offset by a decline of $10.5 million, or 15.2%, in selling, general and administrative expenses, primarily due to the lower employee costs. The 2002 period included $4.4 million of costs associated with Symphonex Inc. and the proposed sale of the Carpet Cushion Products segment. Results include restructuring, impairment and other credits of $1.2 million in 2003 and $5.2 million in 2002. Restructuring, impairment and other credits are discussed under "Other" below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the three quarters ended September 28, 2003 increased 5.6% to $378.4 million from $358.4 million in the comparable 2002 period. Increases in selling prices to customers and increased volumes of consumer products were partially offset by decreases in volumes in other markets. Income from operations decreased 11.0% to $20.5 million in the three quarters ended September 28, 2003 from $23.0 million in the comparable 2002 period. Income from operations was negatively impacted by increased raw material prices in the three quarters ended September 28, 2003. Income from operations was 5.4% of net sales in 2003, down from 6.4% of net sales in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended September 28, 2003 decreased 9.7% to $157.4 million from $174.3 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations was $3.4 million in the three quarters ended September 28, 2003 compared to an $8.9 million loss in the comparable 2002 period primarily due to cost containment from the streamlining of operations and higher selling prices. The loss from operations represented 2.2% of net sales in 2003 and 5.1% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the three quarters ended September 28, 2003 decreased 2.5% to $339.5 million from $348.3 million in the comparable 2002 period. Higher selling prices were more than offset by lower volumes. Income from operations decreased 10.4% to $19.5 million compared to $21.7 million in the comparable 2002 period primarily due to higher raw material costs. Income from operations represented 5.7% of net sales in 2003 and 6.2% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the three quarters ended September 28, 2003 decreased 6.4% to $88.8 million from $94.9 million in the comparable 2002 period primarily due to lower volumes. Income from operations increased 29.7% to $21.1 million in the 2003 period compared to $16.3 million in the 2002 period. The improvement is partially due to increased sales of high-end products. The 2002 period also included costs related to Symphonex Inc. Income from operations represented 23.8% of net sales in 2003 compared to 17.1% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $6.0 million in the three quarters ended September 28, 2003 and $0.5 million in the three quarters ended September 29, 2002 and reflected generally higher corporate expenses in 2003 and included restructuring and other credits discussed below.

     During the three quarters ended September 28, 2003, we recorded restructuring credits of $1.2 million consisting of a $2.3 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have substantially been completed, and a charge of $0.7 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, we recorded a $0.4 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at our Mexico City operations. The actions under this plan were substantially completed as of September 28, 2003.

     During the three quarters ended September 29, 2002, we recorded restructuring, impairment and other credits of $5.2 million, primarily related to the reversal of previously recorded liabilities and the reimbursement of certain lease costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $70.0 million in the three quarters ended September 28, 2003, which represented a 36.7% increase from the comparable 2002 period expense of $51.2 million. The 2003 and 2002 periods include charges of $12.9 million and $4.9 million, respectively, relating to the write off of debt issuance costs as a result of early extinguishments of debt. Higher average debt levels, effective interest rates and amortization of debt issuance costs all contributed to the increase in 2003.

     Income from Equity Interest in Joint Ventures

     The income from equity interest in joint ventures was $1.4 million for the three quarters ended September 28, 2003 compared to income of $1.5 million in the 2002 period.

     Other Income (Expense), Net

     Other expense, net was $2.8 million for the three quarters ended September 28, 2003 compared to $1.4 million for the three quarters ended September 29, 2002. The 2003 period includes foreign currency transaction losses of $2.3 million compared to foreign currency transaction losses of $1.7 million in 2002.

     Income Tax Expense

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Liquidity and Capital Resources

     Our operating cash requirements consist principally of accounts receivable, inventory and accounts payable requirements, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures and employee benefit plans. We believe that cash flow from our operating activities, cash on hand and periodic borrowings under our credit facility will be adequate to meet our liquidity requirements. Scheduled principal payments on our debt are not significant until the second half of 2005.

     Cash and cash equivalents were $5.0 million at September 28, 2003 compared to $4.4 million at December 29, 2002. Working capital at September 28, 2003 was $107.8 million and the current ratio was 1.50 to 1 compared to working capital at December 29, 2002 of $118.0 million and a current ratio of 1.59 to 1.

     Total debt at September 28, 2003 was $735.8 million, down $2.8 million from December 29, 2002. As of September 28, 2003, there were $83.4 million of revolving credit borrowings under the Foamex L.P. $240.0 Million Senior Secured Credit Facility with approximately $59.0 million available for borrowings and $20.9 million of letters of credit outstanding.

     In 2002, Foamex L.P. purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes for a total purchase price of $48.5 million.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly on a cumulative basis beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and an $80.0 million Secured Term Loan facility with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L. P. Amended Credit Facility. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million recorded in the quarter ended September 28, 2003.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 28, 2003, the weighted average interest rates were 4.34% and 4.38% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, commencing on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan facility will mature on April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of September 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined. For the quarter ended September 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.28 which exceeded the required fixed charge coverage ratio of 1.00. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $17.7 million for the year ending December 28, 2003.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the three quarters ended September 28, 2003 was $26.1 million compared to cash used of $6.3 million in the three quarters ended September 29, 2002. Accounts receivable increased by $4.6 million primarily as a result of higher sales in the latter part of the quarter ended September 28, 2003 when compared to the latter part of the fourth quarter of 2002, while accounts payable and cash overdrafts increased by a net $16.0 million as a result of the timing of our payments to vendors.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $6.3 million for the three quarters ended September 28, 2003. Cash requirements included capital expenditures of $4.7 million and capitalized software development costs of $2.7 million. In the three quarters ended September 29, 2002, cash used for investing activities was $13.6 million which consisted principally of capital expenditures of $11.9 million. The estimated capital expenditures for the full year 2003 are expected to be approximately $7.5 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $19.2 million for the three quarters ended September 28, 2003 compared to $20.6 million of cash provided in the comparable period of 2002. Cash used in 2003 was primarily for debt issuance costs and a reduction in cash overdrafts. Cash provided for the 2002 period primarily reflected Foamex L.P.'s March 25, 2002 refinancing.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of September 28, 2003 was $2.7 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 9 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 28, 2003, indebtedness with variable interest rates aggregated $220.4 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.2 million.

     Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in our Annual Report on Form 10-K for the year ended December 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Accounting Change

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. We have reclassified the extraordinary item previously reported in the three quarters ended September 29, 2002 with the related tax benefit included in the provision for income taxes.

     In January 2003, FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FIN No. 46 was effective on January 31, 2003 for entities acquired after that date. The Financial Accounting Standards Board has postponed the effective date for entities acquired on or before January 31, 2003 to December 15, 2003. We believe that FIN No. 46 will have no impact on our current equity investments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES.

     Foamex L.P.'s management, with the participation of Foamex L.P.'s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Foamex L.P.'s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Foamex L.P.'s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures as of the end of the period covered by this report are effective for gathering, analyzing and disclosing the information that Foamex L.P. is required to disclose in its reports filed under the Securities Exchange Act of 1934, as amended (the "Act").

     There have not been any significant changes in Foamex L.P.'s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal controls over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Foamex L.P. filed the following Current Report on Form 8-K for the quarter ended September 28, 2003:

               On August 19, 2003, a report under Item 5, Other Events, furnishing a copy of the Registrant's press release dated August 18, 2003 announcing that Foamex L.P. had closed a refinancing of its bank debt.

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



                                        FOAMEX L.P.
                                        By: FMXI, Inc.
                                            Its Managing General Partner


Date:  November 12, 2003                By:  /s/ K. Douglas Ralph
                                             ----------------------------------
                                             K. Douglas Ralph
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer)


                                        FOAMEX CAPITAL CORPORATION


Date:  November 12, 2003                By:  /s/ K. Douglas Ralph
                                             ----------------------------------
                                             K. Douglas Ralph
                                             Executive Vice President and Chief
                                             Financial Officer