Form 10-Q/A
period 2003-03-30
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2004-01-23
CIK 890080, 890081

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


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                            05-0475617
          Delaware                                            22-3182164
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


1000 Columbia Avenue
Linwood, PA                                                      19061
------------------------------                         -------------------------
(Address of principal                                          (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
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

Foamex L.P. is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of March 30, 2003 and for the quarter then ended as discussed in Note 11 to the condensed consolidated financial statements. Foamex L.P. has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters
                Ended March 30, 2003 (restated) and March 31, 2002                                               3

              Condensed Consolidated Balance Sheets as of March 30, 2003 (unaudited) (restated)
                and December 29, 2002                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters
                Ended March 30, 2003 (restated) and March 31, 2002                                               5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                22

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   27

         Item 4.  Control and Procedures.                                                                       27

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            28

         Item 6.  Exhibits and Reports on Form 8-K.                                                             28

Signatures                                                                                                      29

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                              Quarters Ended
                                                                                    -------------------------------
                                                                                      March 30,           March 31,
                                                                                        2003                2002
                                                                                    -------------         ---------
                                                                                    (as restated
                                                                                    see Note 11)
                                                                                             (thousands)

NET SALES                                                                             $328,151            $314,062

COST OF GOODS SOLD                                                                     297,614             276,384
                                                                                      --------            --------

GROSS PROFIT                                                                            30,537              37,678

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            20,633              17,187

RESTRUCTURING, IMPAIRMENT AND OTHER CREDITS                                                  -              (1,538)
                                                                                      --------            --------

INCOME FROM OPERATIONS                                                                   9,904              22,029

INTEREST AND DEBT ISSUANCE EXPENSE                                                      19,111              18,629

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                                              366                 730

OTHER INCOME  (EXPENSE), NET                                                            (1,615)                382
                                                                                      --------            --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                           (10,456)              4,512

PROVISION FOR INCOME TAXES                                                                  87                 233
                                                                                      --------            --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN
   ACCOUNTING CHANGE                                                                   (10,543)              4,279

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                                    -             (71,966)
                                                                                      --------            --------

NET LOSS                                                                              $(10,543)           $(67,687)
                                                                                      ========            ========



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 30, 2003    December 29, 2002
                                                                           --------------    -----------------
                                                                             (as restated
                                                                             see Note 11)
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                 $   2,722           $   4,363
   Accounts receivable, net of allowances of $9,880 in 2003
      and $10,311 in 2002                                                      210,475             191,546
   Inventories                                                                 109,511              98,010
   Other current assets                                                         21,349              22,558
                                                                             ---------           ---------
       Total current assets                                                    344,057             316,477
                                                                             ---------           ---------

Property, plant and equipment                                                  420,555             418,569
Less accumulated depreciation                                                 (242,564)           (236,531)
                                                                             ---------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                           177,991             182,038

GOODWILL                                                                       125,630             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $16,493 in 2003 and $14,079 in 2002                          34,413              36,827

OTHER ASSETS                                                                    35,701              34,620
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $ 717,792           $ 695,283
                                                                             =========           =========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                         $      30           $      46
   Accounts payable                                                            122,481              87,394
   Accrued employee compensation and benefits                                   27,002              26,330
   Accrued interest                                                             24,210              14,173
   Accrued customer rebates                                                     14,001              18,813
   Cash overdrafts                                                               9,052              17,737
   Other accrued liabilities                                                    29,119              33,953
                                                                             ---------           ---------
       Total current liabilities                                               225,895             198,446

LONG-TERM DEBT                                                                 742,864             738,540
ACCRUED EMPLOYEE BENEFITS                                                       48,682              48,022
OTHER LIABILITIES                                                               15,113              16,061
                                                                             ---------           ---------
       Total liabilities                                                     1,032,554           1,001,069
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (250,650)           (240,107)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (54,891)            (56,458)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                             ---------           ---------
       Total partners' deficiency                                             (314,762)           (305,786)
                                                                             ---------           ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                   $ 717,792           $ 695,283
                                                                             =========           =========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Quarters Ended
                                                                                ----------------------------
                                                                                  March 30,        March 31,
                                                                                    2003             2002
                                                                                ------------     -----------
                                                                                (as restated
                                                                                see Note 11)
                                                                                       (thousands)
OPERATING ACTIVITIES
   Net loss                                                                       $(10,543)        $(67,687)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Cumulative effect of an accounting change                                           -           71,966
     Depreciation and amortization                                                   6,105            8,280
     Amortization and write off of debt issuance costs, debt premium
        and debt discount                                                            1,439            4,980
     Other operating activities                                                       (261)               5
     Changes in operating assets and liabilities, net                                8,492          (41,945)
                                                                                  --------         --------

         Net cash provided by (used for) operating activities                        5,232          (24,401)
                                                                                  --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (2,028)          (6,354)
   Collection of note receivable from partner                                            -            2,250
   Other investing activities                                                       (1,208)             (55)
                                                                                  --------         --------

         Net cash used for investing activities                                     (3,236)          (4,159)
                                                                                  --------         --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                     5,066         (125,000)
   Proceeds from long-term debt                                                          -          356,590
   Repayments of long-term debt                                                        (18)        (140,686)
   Repayments of long-term debt - related party                                          -          (31,590)
   Increase (decrease) in cash overdrafts                                           (8,685)          12,932
   Debt issuance costs                                                                   -          (24,691)
   Other financing activities                                                            -              105
                                                                                  --------         --------

         Net cash provided by (used for) financing activities                       (3,637)          47,660
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                (1,641)          19,100

Cash and cash equivalents at beginning of period                                     4,363           15,059
                                                                                  --------         --------

Cash and cash equivalents at end of period                                        $  2,722         $ 34,159
                                                                                  ========         ========

Supplemental Information:
   Cash paid for interest                                                         $  7,635         $ 15,292
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

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter ended March 30, 2003:

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   RESTRUCTURING, IMPAIRMENT AND OTHER CREDITS (continued)

                                                                 Quarter Ended March 30, 2003
                                                   ---------------------------------------------------------
                                                                  Plant Closure      Personnel
                                                     Total         and Leases        Reductions      Other
                                                   ---------      -------------      ----------    ---------
                                                                           (millions)
     Balance at December 29, 2002                    $22.8            $12.6              $8.2         $2.0
     Cash receipts (spending)                         (4.0)            (1.3)             (2.5)        (0.2)
                                                     -----            -----              ----         ----
     Balance at March 30, 2003                       $18.8            $11.3              $5.7         $1.8
                                                     =====            =====              ====         ====

     Foamex L.P. expects to spend approximately $11.2 million during the twelve months ending March 28, 2004, with the balance to be spent through 2012.

4.   INVENTORIES

     The components of inventory are listed below.

                                         March 30,          December 29,
                                           2003                2002
                                         ---------          ------------
                                                 (thousands)
     Raw materials and supplies          $ 72,107             $60,588
     Work-in-process                       17,355              16,737
     Finished goods                        20,049              20,685
                                         --------             -------
       Total                             $109,511             $98,010
                                         ========             =======

5.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                       March 30,        December 29,
                                                                         2003               2002
                                                                       ---------        ------------
     Foamex L.P. Amended Credit Facility                                        (thousands)
       Term Loan B (1)                                                 $ 39,262          $ 39,262
       Term Loan C (1)                                                   35,693            35,693
       Term Loan D (1)                                                   51,700            51,700
       Term Loan E (1)                                                   16,290            16,290
       Term Loan F (1)                                                   19,243            19,243
       Revolving credit facility (1)                                     56,889            51,823
     10 3/4% Senior secured notes due 2009 (2) (3)                      313,730           314,237
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500           148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $2,248 and $2,486 of unamortized debt premium) (2)                53,833            54,071
     Industrial revenue bonds                                             7,000             7,000
     Other (net of unamortized debt discount of $126 in 2003
       and $137 in 2002)                                                    754               767
                                                                       --------          --------
                                                                        742,894           738,586

     Less current portion                                                    30                46
                                                                       --------          --------

     Long-term debt                                                    $742,864          $738,540
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

                                                            Quarters Ended
                                                        ------------------------
                                                        March 30,      March 31,
                                                          2003           2002
                                                        ---------      ---------
                                                              (thousands)
       Net loss                                         $(10,543)      $(67,687)
       Foreign currency translation adjustments            1,567           (169)
                                                        --------       --------
       Total comprehensive loss                         $ (8,976)      $(67,856)
                                                        ========       ========

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

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion       Automotive     Technical
                                       Products    Products       Products      Products       Other         Total
                                       --------    --------      ----------     ----------   ---------     ---------
                                                                   (thousands)
Quarter ended March 30, 2003
Net sales                              $118,230     $49,137       $121,145       $32,388      $ 7,251      $328,151
Income (loss) from operations          $  1,133     $(2,828)      $  6,917       $ 7,498      $(2,816)     $  9,904
Depreciation and amortization          $  2,904     $   868       $    753       $   755      $   825      $  6,105



                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   SEGMENT RESULTS (continued)

                                                  Carpet
                                         Foam      Cushion       Automotive     Technical
                                       Products    Products       Products      Products       Other         Total
                                       --------    --------      ----------     ----------   ---------     ---------
                                                                   (thousands)
Quarter ended March 31, 2002
Net sales                              $117,482     $52,799       $104,381       $30,929      $8,471       $314,062
Income (loss) from operations          $  9,903     $(2,895)      $  8,621       $ 6,239      $  161       $ 22,029
Depreciation and amortization          $  4,071     $ 1,893       $  1,094       $   719      $  503       $  8,280


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

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                                          Condensed Consolidating Balance Sheet
                                                   As of March 30, 2003

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                     ----------   -------------   -----------   ----------   ------------     ------------
Assets                                                            (thousands of dollars)
   Current assets                     $ 1,273         $28,331      $     1      $ 324,517      $(10,065)       $ 344,057
   Investment in subsidiaries           6,992               -            -         41,349       (48,341)               -
   Property, plant and equipment, net       -          21,224            -        156,767             -          177,991
   Goodwill                                 -           5,144            -        120,486             -          125,630
   Debt issuance costs                      -               -            -         34,413             -           34,413
   Other assets                        12,726           1,989            -         25,186        (4,200)          35,701
                                      -------         -------      -------      ---------      --------        ---------
     Total assets                     $20,991         $56,688      $     1      $ 702,718      $(62,606)       $ 717,792
                                      =======         =======      =======      =========      ========        =========

Liabilities and Partners' Deficiency
   Current liabilities                $   278         $23,275      $     -      $ 212,247      $ (9,905)       $ 225,895
   Long-term debt                       4,924               -            -        742,140        (4,200)         742,864
   Other liabilities                        -             702            -         63,093             -           63,795
                                      -------         -------      -------      ---------      --------        ---------
     Total liabilities                  5,202          23,977            -      1,017,480       (14,105)       1,032,554
   Partners' deficiency                15,789          32,711            1       (314,762)      (48,501)        (314,762)
                                      -------         -------      -------      ---------      --------        ---------
     Total liabilities and partners'
        deficiency                    $20,991         $56,688      $     1      $ 702,718      $(62,606)       $ 717,792
                                      =======         =======      =======      =========      ========        =========


                                          Condensed Consolidating Balance Sheet
                                                 As of December 29, 2002

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                     ----------   -------------   -----------   ----------   ------------     ------------
Assets                                                            (thousands of dollars)
   Current assets                     $40,111         $28,481      $     1      $ 274,700      $(26,816)       $ 316,477
   Investment in subsidiaries           8,014               -            -         27,243       (35,257)               -
   Property, plant and equipment, net   5,851          21,549            -        154,638             -          182,038
   Goodwill                             1,249           4,835            -        119,237             -          125,321
   Debt issuance costs                      -               -            -         36,827             -           36,827
   Other assets                        13,706           2,384            -         40,933       (22,403)          34,620
                                      -------         -------      -------      ---------      --------        ---------
     Total assets                     $68,931         $57,249      $     1      $ 653,578      $(84,476)       $ 695,283
                                      =======         =======      =======      =========      ========        ========

Liabilities and Partners' Deficiency
   Current liabilities                $41,401         $25,065      $     -      $ 158,674      $(26,694)       $ 198,446
   Long-term debt                         713               -            -        737,827             -          738,540
   Other liabilities                   23,623               -            -         62,863       (22,403)          64,083
                                      --------        -------      -------      ---------      --------        ---------
     Total liabilities                 65,737          25,065            -        959,364       (49,097)       1,001,069
   Partners' deficiency                 3,194          32,184            1       (305,786)      (35,379)        (305,786)
                                      -------         -------      -------      ---------      --------        ---------
     Total liabilities and partners'
        deficiency                    $68,931         $57,249      $     1      $ 653,578      $(84,476)       $ 695,283
                                      =======         =======      =======      =========      ========        =========

                 Condensed Consolidating Statement of Operations
                      For the quarter ended March 30, 2003

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                     ----------   -------------   -----------   ----------   ------------     ------------
                                                                 (thousands of dollars)
Net sales                             $     -         $26,501      $     -      $ 306,345      $ (4,695)        $328,151

Cost of goods sold                          -          24,423            -        277,886        (4,695)         297,614
                                      -------         -------      -------      ---------      --------         --------


   Gross profit                             -           2,078            -         28,459             -           30,537

Selling, general and administrative
   expenses                                 -           1,536            -         19,097             -           20,633

Restructuring, impairment and other
   charges (credits)                        -               -            -              -             -                -
                                      -------         -------      -------      ---------      --------         --------


Income from operations                      -             542            -          9,362             -            9,904

Interest and debt issuance expense         59              11            -         19,041             -           19,111

Equity in undistributed earnings
   of affiliates                         (656)              -            -           (719)        1,741              366

Other income (expense), net                49          (1,519)           -           (145)            -           (1,615)
                                      -------         -------      -------      ---------      --------         --------

Loss before provision for income
   taxes                                 (666)           (988)           -        (10,543)        1,741          (10,456)

Provision for income taxes                  -              87            -              -             -               87
                                      -------         -------      -------      ---------      --------         --------

Net loss                              $  (666)        $(1,075)     $     -      $ (10,543)     $  1,741         $(10,543)
                                      =======         =======      =======      =========      ========         ========

                 Condensed Consolidating Statement of Operations
                      For the quarter ended March 31, 2002

                                                                        Foamex
                                                                        Capital     Foamex L.P.                   Consolidated
                                         Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                         ----------   -------------   -----------   ----------   ------------     -------------
                                                                 (thousands of dollars)
Net sales                                  $ 54,698     $28,179        $   -          $272,039     $(40,854)         $314,062

Cost of goods sold                           51,548      24,984            -           240,706      (40,854)          276,384
                                           --------     -------        -----          --------     --------          --------

   Gross profit                               3,150       3,195            -            31,333            -            37,678

Selling, general and administrative
   expenses                                   3,058       1,474            -            12,655            -            17,187

Restructuring, impairment and other
   charges (credits)                              -           -            -            (1,538)           -            (1,538)
                                           --------     -------        -----          --------     --------          --------

Income from operations                           92       1,721            -            20,216            -            22,029

Interest and debt issuance expense            3,195          55            -            15,410          (31)           18,629

Equity in undistributed earnings
   of affiliates                              1,417           -            -              (793)         106               730

Other income (expense), net                     (49)        595            -              (133)         (31)              382
                                           --------     -------        -----          --------     --------          --------
Income before provision for income
   taxes and cumulative effect of an
   accounting change                         (1,735)      2,261            -             3,880          106             4,512

Provision for income taxes                     (167)        799            -              (399)           -               233
                                           --------     -------        -----          --------     --------          --------
Income before cumulative effect of an
   accounting change                         (1,568)      1,462            -             4,279          106             4,279

Cumulative effect of an accounting change   (29,944)     (3,794)           -           (38,228)           -           (71,966)
                                           --------     -------        -----          --------     --------          --------
Net loss                                   $(31,512)    $(2,332)       $   -          $(33,949)    $    106          $(67,687)
                                           ========     =======        =====          ========     ========          ========

                 Condensed Consolidating Statement of Cash Flows
                      For the quarter ended March 30, 2003


                                                                        Foamex
                                                                        Capital     Foamex L.P.                   Consolidated
                                         Guarantors   Nonguarantors   Corporation    (Parent)    Eliminations      Foamex L.P.
                                         ----------   -------------   -----------   ----------   ------------     -------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                $(666)        $(1,075)      $     -       $(10,543)      $1,741          $(10,543)
   Total adjustments to reconcile net
     loss to net cash provided
     by operating activities                 666             (33)            -         16,883       (1,741)           15,775
                                           -----         -------       -------       --------       ------          --------

   Net cash provided by operating
     activities                                -          (1,108)            -          6,340            -             5,232
                                           -----         -------       -------       --------       ------          --------

Cash Flows from Investing Activities
   Capital expenditures                        -            (155)            -         (1,873)           -            (2,028)
   Other                                       -               -             -         (1,208)           -            (1,208)
                                           -----         -------       -------       --------       ------          --------

   Net cash used for investing activities      -            (155)            -         (3,081)           -            (3,236)
                                           -----         -------       -------       --------       ------          --------

Cash Flows from Financing Activities
   Proceeds from revolving loans               -               -             -          5,066            -             5,066
   Repayments of long-term debt                -               -             -            (18)           -               (18)
   Other, net                                  -               -             -         (8,685)           -            (8,685)
                                           -----         -------       -------       --------       ------          --------

   Net cash used for financing activities      -               -             -         (3,637)           -            (3,637)
                                           -----         -------       -------       --------       ------          --------

Net decrease in cash and
   cash equivalents                            -          (1,263)            -           (378)           -            (1,641)

Cash and cash equivalents at
   beginning of period                         -           1,781             1          2,581            -             4,363
                                           -----         -------       -------       --------       ------          --------

Cash and cash equivalents at
   end of period                           $   -         $   518       $     1       $  2,203       $    -          $  2,722
                                           =====         =======       =======       ========       ======          ========

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
                                            ========         =======       =====       =========       =======       ========

11.  RESTATEMENT

     Subsequent to the issuance of Foamex L.P.'s unaudited condensed consolidated financial statements as of March 30, 2003 and for the quarter then ended, Foamex L.P.'s management determined that there had been a calculation error in the carrying value of certain chemicals that had an impact on inventories as of March 30, 2003 and cost of goods sold for the quarter ended March 30, 2003. The accompanying unaudited condensed consolidated financial statements have been restated to reduce inventories at March 30, 2003 and increase cost of goods sold for the quarter ended March 30, 2003 by $0.9 million. In addition, Foamex L.P.'s management determined that it was appropriate to record certain other adjustments for items that had originally been recorded in subsequent interim periods. These adjustments included a $0.4 million increase in net sales, a $0.4 million increase in selling, general and administrative expenses and a $0.4 million increase in foreign currency transaction losses in the quarter ended March 30, 2003. Due to these changes, Foamex L.P. also adjusted the calculation of the benefit for income taxes for the quarter ended March 30, 2003. As a result, the accompanying unaudited condensed consolidated financial statements as of March 30, 2003 and for the quarter then ended have been restated to reflect the above matters.

     A summary of the significant effects of the restatement is as follows:

                                                           Quarter Ended March 30, 2003
                                                       -----------------------------------
                                                       Previously
                                                        Reported                  Restated
                                                       -----------                --------
     Statement of Operations                           (thousands, except per share data)
       Cost of Goods Sold                              $296,490                   $297,614
       Income from Operations                          $ 11,091                   $  9,904
       Other Income (Expense)                          $ (1,243)                  $ (1,615)
       Loss before Provision for Income Taxes          $ (8,897)                  $(10,456)
       Provision for Income Taxes                      $    207                   $     87
       Net Loss                                        $ (9,104)                  $(10,543)

                                                                 March 30, 2003
                                                       -----------------------------------
                                                       Previously
                                                         Reported                 Restated
                                                       -----------                --------
     Balance Sheet                                                 (thousands)
       Cash and cash equivalents                       $  3,094                   $  2,722
       Inventories                                     $110,874                   $109,511

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement described in Note 11 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

                                                   Carpet
                                         Foam      Cushion       Automotive     Technical
                                       Products    Products       Products      Products       Other         Total
                                       --------    --------      ----------     ----------   ---------     ---------
                                                                   (thousands)
Quarter ended March 30, 2003
Net sales                              $118,230     $49,137       $121,145       $32,388      $ 7,251      $328,151
Income (loss) from operations          $  1,133     $(2,828)      $  6,917       $ 7,498      $(2,816)     $  9,904
Depreciation and amortization          $  2,904     $   868       $    753       $   755      $   825      $  6,105
Income (loss) from operations
   as a percentage of net sales             1.0%       (5.8)%          5.7%         23.2%        n.m.*          3.0%

Quarter ended March 31, 2002
Net sales                              $117,482     $52,799       $104,381       $30,929      $8,471       $314,062
Income (loss) from operations          $  9,903     $(2,895)      $  8,621       $ 6,239      $  161       $ 22,029
Depreciation and amortization          $  4,071     $ 1,893       $  1,094       $   719      $  503       $  8,280
Income (loss) from operations
   as a percentage of net sales             8.4%       (5.5)%          8.3%         20.2%        n.m.*          7.0%

* not meaningful

Income from Operations

     Net sales for the quarter ended March 30, 2003 increased 4.5% to $328.2 million from $314.1 million in the quarter ended March 31, 2002. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Carpet Cushion Products segment.

     The gross profit margin was $30.5 million, or 9.3%, in the quarter ended March 30, 2003 compared to $37.7 million, or 12.0%, in the comparable 2002 period. The decrease in gross profit is primarily due to the 32.0% to 37.0% increases in the cost of our major chemical raw materials during the second half of 2002. Although we have attempted to increase customer selling prices, we have been able to recover only a portion of the increased costs of raw materials. Our chemical suppliers have announced further chemical cost increases of approximately 10.0% to take effect in the second quarter of 2003. We are implementing additional customer selling price increases that we expect to fully offset the most recent cost increases if allowed by market conditions.

     Income from operations for the quarter ended March 30, 2003 was $9.9 million or 3.0% of net sales, which represented a 55.0% decrease from the $22.0 million, or 7.0% of net sales, reported during the comparable 2002 period. In addition to the reduced gross profit discussed above, the reduction in operating income is also attributable to a $3.4 million, or 20.1%, increase in selling, general and administrative expenses. This increase was primarily due to increased corporate expenses related to professional fees.

     Foam Products

     Foam Products net sales for the quarter ended March 30, 2003 increased 0.6% to $118.2 million from $117.5 million in the comparable 2002 period. Increases in selling prices to customers were largely offset by decreases in volume. Income from operations decreased 88.6%, to $1.1 million in the quarter ended March 30, 2003 from $9.9 million in the comparable 2002 period as selling price increases were more than offset by higher raw material costs, lower volumes and higher short-term operating and corporate overhead costs. Income from operations was 1.0% of net sales in 2003, down from 8.4% in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended March 30, 2003 decreased 6.9% to $49.1 million from $52.8 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume. We closed several carpet cushion facilities during 2002 and 2003. Loss from operations of $2.8 million in the quarter ended March 30, 2003 compared to a $2.9 million loss in the 2002 period as higher selling prices were offset by the impact of higher chemical and energy costs and lower sales volume. The loss from operations represented 5.8% of net sales in 2003 and 5.5% of net sales in 2002.

     Automotive Products

     Automotive  Products  net  sales  for the  quarter  ended  March  30,  2003 increased 16.1% to $121.1 million from $104.4 million in the comparable 2002 period. The improvement primarily reflected higher sales of laminated and molded products and plant shutdowns by major customers in the first quarter of 2002. Income from operations decreased 19.8% to $6.9 million in the 2003 period compared to $8.6 million in the 2002 period, due to unfavorable sales mix, higher raw material costs and higher corporate overhead expense. Income from operations represented 5.7% of net sales in 2003 and 8.3% of net sales in 2002.

     Technical Products

     Net sales for  Technical  Products  in the  quarter  ended  March 30,  2003 increased 4.7% to $32.4 million from $30.9 million in the comparable 2002 period. Income from operations increased 20.2% to $7.5 million in the 2003 period compared to $6.2 million in the 2002 period. The improvement was due to increased sales of high-end products and lower operating expenses, partially offset by higher raw material costs. Income from operations represented 23.2% of net sales in 2003 compared to 20.2% in 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Other Income (Expense), Net

     Other expense, net was $1.6 million for the quarter ended March 30, 2003 compared to $0.4 million of other income for the quarter ended March 31, 2002. The 2003 period includes foreign currency transaction losses of $1.4 million compared to foreign currency transaction gains of $0.6 million in 2002.

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

     Cash and cash equivalents were $2.7 million at March 30, 2003 compared to $4.4 million at December 29, 2002. Working capital at March 30, 2003 was $118.2 million and the current ratio was 1.5 to 1 compared to working capital at December 29, 2002 of $118.0 million and a current ratio of 1.6 to 1.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the quarter ended March 30, 2003 was $5.2 million compared to cash used of $24.4 million in the quarter ended March 30, 2002. Accounts receivable and inventories increased by $18.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

million and $11.5 million, respectively, in the quarter ended March 30, 2003, while accounts payable increased by $35.1 million.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $3.2 million for the quarter ended March 30, 2003. Cash requirements included capital expenditures of $2.0 million and software development costs of $1.2 million. In the quarter ended March 31, 2002, cash used for investing activities was $4.2 million, which included $6.4 million of capital expenditures offset by a $2.3 million collection of a note receivable from a partner. The estimated capital expenditures for the full year 2003 are expected to be approximately $15.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

     Foamex L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer, with the participation of Foamex L.P.'s management, continue to evaluate the effectiveness of Foamex L.P.'s disclosure controls and procedures. Based on that continued evaluation, Foamex L.P. determined during the fourth quarter of 2003 that the value of certain in transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to Foamex L.P.'s auditors and to the audit committee of Foamex L.P.'s Board of Directors. As a result, Foamex L.P. restated its financial statements for the first quarter of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the period. Foamex L.P. has instituted procedures intended to ensure that the value of the in transit raw material inventory is more effectively monitored.

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 30, 2003 and have concluded that Foamex L.P.'s disclosure controls and procedures, except for the items noted above were effective as of March 30, 2003. Foamex L.P.'s management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated Foamex L.P.'s internal control over financial reporting to determine whether any changes occurred during this period that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report, except as described above.

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



                                        FOAMEX L.P.
                                        By: FMXI, Inc.
                                            Its Managing General Partner


Date:  January 22, 2004                 By:  /s/ K. Douglas Ralph
                                             -----------------------------------
                                             K. Douglas Ralph
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer)


                                        FOAMEX CAPITAL CORPORATION


Date:  January 22, 2004                 By:  /s/ K. Douglas Ralph
                                             -----------------------------------
                                             K. Douglas Ralph
                                             Executive Vice President and Chief
                                             Financial Officer