Form 10-Q/A
period 2003-06-29
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2004-01-23
CIK 890080, 890081

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

       Foamex L.P. is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of June 29, 2003 and for the quarter and two quarters then ended as discussed in Note 11 to the condensed consolidated financial statements. Foamex L.P. has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement but has not updated any disclosures to reflect other developments since the original filing.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Two Quarters Ended June 29, 2003 (restated) and June 30, 2002                                    3

              Condensed Consolidated Balance Sheets  as of June 29, 2003 (unaudited)
                (restated) and December 29, 2002                                                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Two Quarters
                Ended June 29, 2003 (restated) and June 30, 2002                                                 5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                24

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   31

         Item 4.  Controls and Procedures.                                                                      31

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            32

         Item 6.  Exhibits and Reports on Form 8-K.                                                             32

Signatures                                                                                                      33

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Quarters Ended              Two Quarters Ended
                                                            -------------------------    --------------------------
                                                            (as restated                 (as restated
                                                            see Note 11)                 see Note 11)
                                                             June 29,        June 30,      June 29,        June 30,
                                                               2003            2002          2003            2002
                                                            -----------     ---------    -------------     --------
                                                                                  (thousands)
NET SALES                                                    $337,637       $345,898       $665,788        $659,960

COST OF GOODS SOLD                                            298,963        298,951        596,577         575,335
                                                             --------       --------       --------        --------

GROSS PROFIT                                                   38,674         46,947         69,211          84,625

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     19,097         22,490         39,730          39,677

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                           (1,551)             -         (1,551)         (1,538)
                                                             --------       --------       --------        --------

INCOME FROM OPERATIONS                                         21,128         24,457         31,032          46,486

INTEREST AND DEBT ISSUANCE EXPENSE                             19,378         17,338         38,489          35,967

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                     513            398            879           1,128

OTHER EXPENSE, NET                                               (233)        (1,587)        (1,848)         (1,205)
                                                             --------       --------       --------        --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES AND CUMULATIVE EFFECT OF AN
   ACCOUNTING CHANGE                                            2,030          5,930         (8,426)         10,442

PROVISION FOR INCOME TAXES                                        176            839            263           1,072
                                                             --------       --------       --------        --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   AN ACCOUNTING CHANGE                                         1,854          5,091         (8,689)          9,370

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                           -              -              -         (71,966)
                                                             --------       --------       --------        --------

NET INCOME (LOSS)                                            $  1,854       $  5,091       $ (8,689)       $(62,596)
                                                             ========       ========       ========        ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 29, 2003     December 29, 2002
                                                                             -------------     -----------------
                                                                             (as restated
                                                                             see Note 11)
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                  $  8,030           $   4,363
   Accounts receivable, net of allowances of $10,552 in 2003
      and $10,311 in 2002                                                      189,655             191,546
   Inventories                                                                  96,788              98,010
   Other current assets                                                         19,575              22,558
                                                                              --------           ---------
       Total current assets                                                    314,048             316,477
                                                                              --------           ---------

Property, plant and equipment                                                  419,912             418,569
Less accumulated depreciation                                                 (245,966)           (236,531)
                                                                              --------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                           173,946             182,038

GOODWILL                                                                       126,095             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $18,913 in 2003 and $14,079 in 2002                          31,993              36,827

SOFTWARE, net of accumulated amortization of $3,520 in
   2003 and $2,634 in 2002                                                       9,568               8,254

OTHER ASSETS                                                                    27,547              26,366
                                                                              --------           ---------

TOTAL ASSETS                                                                  $683,197           $ 695,283
                                                                              ========           =========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                          $     23           $      46
   Accounts payable                                                            101,696              87,394
   Accrued employee compensation and benefits                                   22,699              26,330
   Accrued interest                                                             13,975              14,173
   Accrued customer rebates                                                     15,599              18,813
   Cash overdrafts                                                              14,569              17,737
   Other accrued liabilities                                                    23,203              33,953
                                                                              --------           ---------
       Total current liabilities                                               191,764             198,446

LONG-TERM DEBT                                                                 736,081             738,540
ACCRUED EMPLOYEE BENEFITS                                                       51,311              48,022
OTHER LIABILITIES                                                               14,831              16,061
                                                                              --------           ---------
       Total liabilities                                                       993,987           1,001,069
                                                                              --------           ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (249,247)           (240,107)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (52,322)            (56,458)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                              --------           ---------
       Total partners' deficiency                                             (310,790)           (305,786)
                                                                              --------           ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                    $683,197           $ 695,283
                                                                              ========           =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Two Quarters Ended
                                                                                ---------------------------
                                                                                  June 29,         June 30,
                                                                                    2003             2002
                                                                                -------------      --------
                                                                                (as restated
                                                                                see Note 11)
OPERATING ACTIVITIES                                                                    (thousands)
   Net loss                                                                        $(8,689)        $(62,596)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Cumulative effect of accounting changes                                             -           71,966
     Depreciation and amortization                                                  12,956           16,231
     Amortization and write off of debt issuance costs, debt premium
        and debt discount                                                            2,877            6,389
     Other operating activities                                                      1,320              (33)
     Changes in operating assets and liabilities, net                                4,949          (60,235)
                                                                                   -------         --------
         Net cash provided by (used for) operating activities                       13,413          (28,278)
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (3,165)         (10,085)
   Collection of note receivable from partner                                            -            2,490
   Other investing activities                                                       (2,197)          (1,027)
                                                                                   -------         --------
         Net cash used for investing activities                                     (5,362)          (8,622)
                                                                                   -------         --------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                      (979)        (125,000)
   Proceeds from long-term debt                                                          -          356,590
   Repayments of long-term debt                                                        (29)        (141,394)
   Repayments of long-term debt - related party                                          -          (31,590)
   Increase (decrease) in cash overdrafts                                           (3,168)          42,250
   Debt issuance costs                                                                   -          (25,491)
   Other financing activities                                                         (208)             105
                                                                                   -------         --------
         Net cash provided by (used for) financing activities                       (4,384)          75,470
                                                                                   -------         --------

Net increase in cash and cash equivalents                                            3,667           38,570

Cash and cash equivalents at beginning of period                                     4,363           15,059
                                                                                   -------         --------

Cash and cash equivalents at end of period                                         $ 8,030         $ 53,629
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $35,810         $ 22,845
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

3.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)

     During the quarter ended June 29, 2003, Foamex L.P. recorded a restructuring credit of $1.6 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at its Mexico City operations. Approximately 250 of these employees were terminated in the quarter ended June 29, 2003.

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

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and two quarters ended June 29, 2003:

                                                          Plant Closure      Personnel
                                             Total         and Leases        Reductions         Other
                                            -------       -------------      ----------        -------
                                                                     (millions)
     Balance at March 30, 2003               $18.8           $11.3              $5.7            $1.8
     Adjustment                               (1.6)           (0.1)             (1.3)           (0.2)
     Cash spending                            (2.7)           (1.0)             (1.4)           (0.3)
                                             -----           -----              ----            ----
     Balance at June 29, 2003                $14.5           $10.2              $3.0            $1.3
                                             =====           =====              ====            ====

     Balance at December 29, 2002            $22.8           $12.6              $8.2            $2.0
     Adjustment                               (1.6)           (0.1)             (1.3)           (0.2)
     Cash spending                            (6.7)           (2.3)             (3.9)           (0.5)
                                             -----           -----              ----            ----
     Balance at June 29, 2003                $14.5           $10.2              $3.0            $1.3
                                             =====           =====              ====            ====

     Foamex L.P. expects to spend approximately $8.9 million during the twelve months ending June 27, 2004, with the balance to be spent through 2012.

4.   INVENTORIES

     The components of inventory are listed below.

                                           June 29,         December 29,
                                             2003               2002
                                           --------         ------------
                                                     (thousands)
     Raw materials and supplies            $59,151              $60,588
     Work-in-process                        17,763               16,737
     Finished goods                         19,874               20,685
                                           -------              -------
       Total                               $96,788              $98,010
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
                                                                      ========

6.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                            Quarters Ended             Two Quarters Ended
                                                       -----------------------     -------------------------
                                                       June 29,       June 30,     June 29,        June 30,
                                                         2003           2002         2003            2002
                                                       -------        -------      --------        --------
                                                                                  (thousands)
     Net income (loss)                                 $1,854         $5,091       $(8,689)        $(62,596)
     Foreign currency translation adjustments           2,569            203         4,136               34
                                                       ------         ------       -------         --------
     Total comprehensive income (loss)                 $4,423         $5,294       $(4,553)        $(62,562)
                                                       ======         ======       =======         =========

7.   SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $(1.6) million in the quarter and two quarters ended June 29, 2003 and $(1.5) million in the two quarters ended June 30, 2002.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   SEGMENT RESULTS (continued)

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ---------      --------     ---------
                                                                   (thousands)
Quarter ended June 29, 2003
Net sales                              $122,809    $ 54,089      $123,540       $30,616       $ 6,583      $337,637
Income (loss) from operations          $  6,564    $   (396)     $  7,064       $ 8,434       $  (538)     $ 21,128
Depreciation and amortization          $  2,985    $    966      $    984       $ 1,019       $   897      $  6,851

Quarter ended June 30, 2002
Net sales                              $119,129    $ 60,434      $123,750       $33,460       $ 9,125      $345,898
Income (loss) from operations          $ 11,940    $ (1,363)     $  8,361       $ 7,557       $(2,038)     $ 24,457
Depreciation and amortization          $  3,602    $  1,586      $    873       $   573       $ 1,317      $  7,951

Two quarters ended June 29, 2003
Net sales                              $241,039    $103,226      $244,685       $63,004       $13,834      $665,788
Income (loss) from operations          $  7,697    $ (3,224)     $ 13,981       $15,932       $(3,354)     $ 31,032
Depreciation and amortization          $  5,889    $  1,834      $  1,737       $ 1,774       $ 1,722      $ 12,956

Two quarters ended June 30, 2002
Net sales                              $236,611    $113,233      $228,131       $64,389       $17,596      $659,960
Income (loss) from operations          $ 21,843    $ (4,258)     $ 16,982       $13,796       $(1,877)     $ 46,486
Depreciation and amortization          $  7,673    $  3,479      $  1,967       $ 1,292       $ 1,820      $ 16,231

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                      Condensed Consolidating Balance Sheet
                               As of June 29, 2003

                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
Assets                                                            (thousands of dollars)
   Current assets                         $1,336        $28,216         $ 1        $291,300      $ (6,805)        $314,048
   Investment in subsidiaries              6,898              -           -          44,051       (50,949)               -
   Property, plant and equipment, net          -         22,052           -         151,894             -          173,946
   Goodwill                                    -          5,609           -         120,486             -          126,095
   Debt issuance costs                         -              -           -          31,993             -           31,993
   Software                                    -              -           -           9,568             -            9,568
   Other assets                           13,239          2,195           -          16,313        (4,200)          27,547
                                         -------        -------         ---        --------      --------         --------
     Total assets                        $21,473        $58,072         $ 1        $665,605      $(61,954)        $683,197
                                         =======        =======         ===        ========      ========         ========

Liabilities and Partners' Deficiency
   Current liabilities                   $   341        $23,148         $ -        $175,080      $ (6,805)        $191,764
   Long-term debt                          4,935              -           -         735,346        (4,200)         736,081
   Other liabilities                           -            173           -          65,969             -           66,142
                                         -------        -------         ---        --------      --------         --------
     Total liabilities                     5,276         23,321           -         976,395       (11,005)         993,987
   Partners' deficiency                   16,197         34,751           1        (310,790)      (50,949)        (310,790)
                                         -------        -------         ---        --------      --------         --------
     Total liabilities and partners'
         deficiency                      $21,473        $58,072         $ 1        $665,605      $(61,954)        $683,197
                                         =======        =======         ===        ========      ========         ========


                      Condensed Consolidating Balance Sheet
                             As of December 29, 2002

                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
Assets                                                            (thousands of dollars)
   Current assets                        $40,111        $28,481         $ 1        $274,700      $(26,816)       $ 316,477
   Investment in subsidiaries              8,014              -           -          27,243       (35,257)               -
   Property, plant and equipment, net      5,851         21,549           -         154,638             -          182,038
   Goodwill                                1,249          4,835           -         119,237             -          125,321
   Debt issuance costs                         -              -           -          36,827             -           36,827
   Software                                    -              -           -           8,254                          8,254
   Other assets                           13,706          2,384           -          32,679       (22,403)          26,366
                                         -------        -------         ---        --------      --------        ---------
     Total assets                        $68,931        $57,249         $ 1        $653,578      $(84,476)       $ 695,283
                                         =======        =======         ===        ========      ========        =========

Liabilities and Partners' Deficiency
   Current liabilities                   $41,401        $25,065         $ -        $158,674      $(26,694)        $198,446
   Long-term debt                            713              -           -         737,827             -          738,540
   Other liabilities                      23,623              -           -          62,863       (22,403)          64,083
                                         -------        -------         ---        --------      --------        ---------
     Total liabilities                    65,737         25,065           -         959,364       (49,097)       1,001,069
   Partners' deficiency                    3,194         32,184           1        (305,786)      (35,379)        (305,786)
                                         -------        -------         ---        --------      --------        ---------
     Total liabilities and partners'
        deficiency                       $68,931        $57,249         $ 1        $653,578      $(84,476)       $ 695,283
                                         =======        =======         ===        ========      ========        =========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended June 29, 2003

                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
                                                                 (thousands of dollars)
Net sales                                 $   -      $27,770          $   -        $314,365      $(4,498)        $337,637

Cost of goods sold                            -       25,484              -         277,977       (4,498)         298,963
                                          -----      -------          -----        --------      -------         --------

   Gross profit                               -        2,286              -          36,388            -           38,674

Selling, general and administrative
   expenses                                   -        1,695              -          17,402            -           19,097

Restructuring, impairment and other
   charges (credits)                          -          403              -          (1,954)           -           (1,551)
                                          -----      -------          -----        --------      -------         --------

Income from operations                        -          188              -          20,940            -           21,128

Interest and debt issuance expense           74            7              -          19,297            -           19,378

Equity in undistributed earnings
   of affiliates                            271            -              -             309          (67)             513

Other expense, net                           63         (198)             -             (98)           -             (233)
                                          -----      -------          -----        --------      -------         --------

Income before provision for income
   taxes                                    260          (17)             -           1,854          (67)           2,030

Provision for income taxes                    -          176              -               -            -              176
                                          -----      -------          -----        --------      -------         --------

Net income                                $ 260      $  (193)         $   -        $  1,854      $   (67)        $  1,854
                                          =====      =======          =====        ========      =======         ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended June 30, 2002


                                                                            Foamex
                                                                            Capital    Foamex L.P.                Consolidated
                                                Guarantors  Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                                ----------  -------------  -----------  -----------  ------------  ------------
                                                                        (thousands of dollars)

Net sales                                         $62,091      $31,593        $   -      $295,926      $(43,712)     $345,898

Cost of goods sold                                 57,535       26,983            -       258,145       (43,712)      298,951
                                                  -------      -------        -----      --------      --------      --------

   Gross profit                                     4,556        4,610            -        37,781             -        46,947

Selling, general and administrative
   expenses                                         3,262        1,797            -        17,431             -        22,490
                                                  -------      -------        -----      --------      --------      --------

Income from operations                              1,294        2,813            -        20,350             -        24,457

Interest and debt issuance expense                     63           71            -        17,327          (123)       17,338

Equity in undistributed earnings
   of affiliates                                       44            -            -         2,467        (2,113)          398

Other expense, net                                      -       (1,488)           -            24          (123)       (1,587)
                                                  -------      -------        -----      --------      --------      --------

Income before provision for income
   taxes                                            1,275        1,254            -         5,514        (2,113)        5,930

Provision for income taxes                              8          408            -           423             -           839
                                                  -------      -------        -----      --------      --------      --------

Net income                                        $ 1,267      $   846        $   -      $  5,091      $ (2,113)     $  5,091
                                                  =======      =======        =====      ========      ========      ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the two quarters ended June 29, 2003


                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
                                                                 (thousands of dollars)
Net sales                                 $   -        $54,271        $  -          $620,710     $(9,193)        $665,788

Cost of goods sold                            -         49,906           -           555,864      (9,193)         596,577
                                          -----        -------        ----          --------     -------         --------

   Gross profit                               -          4,365           -            64,846           -           69,211

Selling, general and administrative
   expenses                                   -          3,230           -            36,500           -           39,730

Restructuring, impairment and other
   charges (credits)                          -            402           -            (1,953)          -           (1,551)
                                          -----        -------        ----          --------     -------         --------

Income from operations                        -            733           -            30,299           -           31,032

Interest and debt issuance expense          133             19           -            38,337           -           38,489

Equity in undistributed earnings
   of affiliates                           (385)             -           -              (408)      1,672              879

Other expense, net                          112         (1,717)          -              (243)          -           (1,848)
                                          -----        -------        ----          --------     -------         --------

Loss before provision for income
   taxes                                   (406)        (1,003)          -            (8,689)      1,672           (8,426)

Provision for income taxes                    -            263           -                 -           -              263
                                          -----        -------        ----          --------     -------         --------

Net loss                                  $(406)       $(1,266)       $  -          $ (8,689)    $ 1,672         $ (8,689)
                                          =====        =======        ====          ========     =======         ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the two quarters ended June 30, 2002

                                                                            Foamex
                                                                            Capital    Foamex L.P.                Consolidated
                                                Guarantors  Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                                ----------  -------------  -----------  -----------  ------------  ------------
                                                                        (thousands of dollars)
Net sales                                        $116,789      $59,772        $   -      $567,965     $(84,566)      $659,960

Cost of goods sold                                109,083       51,967            -       498,851      (84,566)       575,335
                                                 --------      -------        -----      --------      --------      --------

   Gross profit                                     7,706        7,805            -        69,114            -         84,625

Selling, general and administrative
   expenses                                         6,320        3,271            -        30,086            -         39,677

Restructuring, impairment and other
   charges (credits)                                    -            -            -        (1,538)           -         (1,538)
                                                 --------      -------        -----      --------      --------      --------

Income from operations                              1,386        4,534            -        40,566            -         46,486

Interest and debt issuance expense                  3,258          126            -        32,737         (154)        35,967

Equity in undistributed earnings
   of affiliates                                    1,461            -            -       (32,064)      31,731          1,128

Other expense, net                                    (49)        (893)           -          (109)        (154)        (1,205)
                                                 --------      -------        -----      --------      --------      --------

Income before provision for income taxes
   and cumulative effect of account change           (460)       3,515            -       (24,344)      31,731         10,442

Provision for income taxes                           (159)       1,207            -            24            -          1,072
                                                 --------      -------        -----      --------      --------      --------

Income before cumulative effect accounting
   change                                            (301)       2,308            -       (24,368)      31,731          9,370

Cumulative effect of accounting change            (29,944)      (3,794)           -       (38,228)           -        (71,966)
                                                 --------      -------        -----      --------      --------      --------

Net loss                                         $(30,245)     $(1,486)       $   -      $(62,596)    $ 31,731       $(62,596)
                                                 ========      =======        =====      ========     ========       ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                    For the two quarters ended June 29, 2003

                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                $(406)        $(1,266)        $   -      $(8,689)      $1,672         $(8,689)
   Total adjustments to reconcile net
     loss to net cash provided
     by operating activities                 406             682             -       22,686       (1,672)         22,102
                                           -----         -------         -----      -------       ------         -------

   Net cash provided by operating
     activities                                -            (584)            -       13,997            -          13,413
                                           -----         -------         -----      -------       ------         -------

Cash Flows from Investing Activities
   Capital expenditures                        -            (414)            -       (2,751)           -          (3,165)
   Other                                       -               -             -       (2,197)           -          (2,197)
                                           -----         -------         -----      -------       ------         -------

   Net cash used for investing activities      -            (414)            -       (4,948)           -          (5,362)
                                           -----         -------         -----      -------       ------         -------

Cash Flows from Financing Activities
   Repayments of revolving loans               -               -             -         (979)           -            (979)
   Repayments of long-term debt                -               -             -          (29)           -             (29)
   Other, net                                  -               -             -       (3,376)           -          (3,376)
                                           -----         -------         -----      -------       ------         -------

   Net cash used for financing activities      -               -             -       (4,384)           -          (4,384)
                                           -----         -------         -----      -------       ------         -------

Net increase (decrease) in cash and
   cash equivalents                            -            (998)            -        4,665            -           3,667

Cash and cash equivalents at
   beginning of period                         -           1,781             1        2,581            -           4,363
                                           -----         -------         -----      -------       ------         -------

Cash and cash equivalents at
   end of period                           $   -         $   783         $   1      $ 7,246       $    -         $ 8,030
                                           =====         =======         =====      =======       ======         =======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                    For the two quarters ended June 30, 2002

                                                                            Foamex
                                                                            Capital     Foamex L.P.                Consolidated
                                                Guarantors  Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                                ----------  -------------  -----------  -----------  ------------  ------------
                                                                        (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                      $(30,245)     $(1,486)      $    -       $(62,596)     $31,731     $(62,596)
   Total adjustments to reconcile net
      loss to net cash used for
      operating activities                         29,613       (2,038)           -         38,573      (31,830)      34,318
                                                 --------      -------       ------       --------      -------     --------

   Net cash used for
     operating activities                            (632)      (3,524)           -        (24,023)         (99)     (28,278)
                                                 --------      -------       ------       --------      -------     --------

Cash Flows from Investing Activities
   Capital expenditures                              (301)        (403)           -         (9,480)          99      (10,085)
   Other                                                -            -            -        (27,239)      28,702        1,463
                                                 --------      -------       ------       --------      -------     --------

   Net cash used for investing activities            (301)        (403)           -        (36,719)      28,801       (8,622)
                                                 --------      -------       ------       --------      -------     --------

Cash Flows from Financing Activities
   Net repayments of revolving loans                    -            -            -       (125,000)           -     (125,000)
   Repayments of long-term debt                    (2,888)      (1,304)           -       (140,090)     (28,702)    (172,984)
   Proceeds from long-term debt                         -            -            -        356,590            -      356,590
   Other, net                                       1,902            -            -         14,962            -       16,864
                                                 --------      -------       ------       --------      -------     --------

   Net cash provided by financing activities         (986)      (1,304)           -        106,462      (28,702)      75,470
                                                 --------      -------       ------       --------      -------     --------

Net increase in cash and cash equivalents          (1,919)      (5,231)           -         45,720            -       38,570

Cash and cash equivalents at
   beginning of period                              2,758        7,163            1          5,137            -       15,059
                                                 --------      -------       ------       --------      -------     --------

Cash and cash equivalents at
   end of period                                 $    839      $ 1,932       $    1       $ 50,857      $     -     $ 53,629
                                                 ========      =======       ======       ========      =======     ========

11.  RESTATEMENT

     Subsequent to the issuance of Foamex L.P.'s unaudited condensed consolidated financial statements as of June 29, 2003 and for the quarter and two quarters then ended, Foamex L.P.'s management determined that there had been a calculation error in the carrying value of certain chemicals that had an impact on inventories as of June 29, 2003 and cost of goods sold for the quarter and two quarters ended June 29, 2003. The accompanying unaudited condensed consolidated financial statements have been restated to reduce inventories at June 29, 2003 by $1.3 million and increase cost of goods sold for the quarter and two quarters ended June 29, 2003 by $0.4 million and $1.3 million, respectively. Also, Foamex L.P. has increased both net sales and cost of goods sold by $4.4 million in the quarter and two quarters ended June 29, 2003 to reflect appropriate gross presentation of certain revenues and costs of its lamination activities as required by Emerging Issues Task Force Issue No. 99-19,"Reporting Revenue Gross as a Principal versus Net as an Agent", which activity had previously been presented on a net basis. In addition, Foamex L.P.'s management determined that it was appropriate to record certain other adjustments for the quarter and two quarters ended June 29, 2003 that had originally been identified and recorded later in 2003. These adjustments included (i) increasing cost of goods sold by $0.6 million to reflect a liability for a raw material purchase and (ii) increasing the restructuring credit by $0.7 million representing a reduction in the liability for severance and termination benefits no longer required. In addition, Foamex L.P.'s management determined that it was appropriate to record certain other adjustments, originally identified and recorded in the quarter ended June 29, 2003, in the quarter ended March 30, 2003. Due to these changes, Foamex L.P. also adjusted the calculation of the benefit for income taxes for the quarter ended June 29, 2003. As a result, the accompanying unaudited condensed consolidated financial statements as of June 29, 2003 and for the quarter and two quarters then ended have been restated from amounts previously reported to reflect the above matters.

     A summary of the significant effects of the restatement is as follows:

                                                                          Quarter Ended June 29, 2003
                                                                      ------------------------------------
                                                                      Previously
                                                                        Reported                  Restated
                                                                      ----------                  --------
     Statement of Operations                                           (thousands, except per share data)
       Net Sales                                                       $334,344                   $337,637
       Cost of Goods Sold                                              $294,171                   $298,963
       Gross Profit                                                    $ 40,173                   $ 38,674
       Restructuring, Impairment and Other Charges (Credits)           $   (860)                  $ (1,551)
       Other Income (Expense)                                          $   (605)                  $   (233)

                                                                        Two Quarters Ended June 29, 2003
                                                                      ------------------------------------
                                                                      Previously
                                                                        Reported                  Restated
                                                                      ----------                  --------
     Statement of Operations                                           (thousands, except per share data)
       Net Sales                                                       $662,114                   $665,788
       Cost of Goods Sold                                              $590,661                   $596,577
       Gross Profit                                                    $ 71,453                   $ 69,211
       Restructuring, Impairment and Other Charges (Credits)           $   (860)                  $ (1,551)
       Income from Operations                                          $ 32,524                   $ 31,032
       Loss before Provision for Income Taxes                          $ (6,934)                  $ (8,426)
       Net Loss                                                        $ (7,197)                  $ (8,689)

                                                                                 June 29, 2003
                                                                      ------------------------------------
                                                                      Previously
                                                                        Reported                  Restated
                                                                      ----------                  --------
     Balance Sheet                                                                 (thousands)
       Inventories                                                     $ 97,591                   $ 96,788


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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ---------      --------     ---------
                                                                   (thousands)
Quarter ended June 29, 2003
Net sales                              $122,809     $54,089     $123,540        $30,616       $ 6,583      $337,637
Income (loss) from operations          $  6,564     $  (396)    $  7,064        $ 8,434       $  (538)     $ 21,128
Depreciation and amortization          $  2,985     $   966     $    984        $ 1,019       $   897      $  6,851
Income (loss) from operations
   as a percentage of net sales             5.3%       (0.7)%        5.7%          27.5%         n.m.*          6.3%

Quarter ended June 30, 2002
Net sales                              $119,129     $60,434     $123,750        $33,460       $ 9,125      $345,898
Income (loss) from operations          $ 11,940     $(1,363)    $  8,361        $ 7,557       $(2,038)     $ 24,457
Depreciation and amortization          $  3,602     $ 1,586     $    873        $   573       $ 1,317      $  7,951
Income (loss) from operations
   as a percentage of net sales            10.0%       (2.3)%        6.8%          22.6%        n.m.*           7.1%

* not meaningful

Income from Operations

     Net sales for the quarter ended June 29, 2003 decreased 2.4% to $337.6 million from $345.9 million in the quarter ended June 30, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments.

     The gross profit margin was $38.7 million, or 11.5%, in the quarter ended June 29, 2003 compared to $46.9 million, or 13.6%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer selling price increases, partially offset by a decrease of approximately $1.3 million in our estimated liability for medical and dental costs during the quarter ended June 29, 2003.

     Income from operations for the quarter ended June 29, 2003 was $21.1 million, or 6.3% of net sales, which represented a 13.6% decrease from the $24.5 million, or 7.1% of net sales, reported during the comparable 2002 period. Results for the 2003 period included a restructuring, impairment and other credit of $1.6 million, described in "Other" below. Partially offsetting the reduced gross profit discussed above was a decrease of $3.4 million, or 15.1% in selling, general and administrative expenses. This decrease was primarily due to lower employee costs partially offset by higher professional fees primarily related to information technology. We paid bonuses to certain employees in the quarter ended June 30, 2002 as a result of our March 25, 2002 refinancing.

     Foam Products

     Foam Products net sales for the quarter ended June 29, 2003 increased 3.1% to $122.8 million from $119.1 million in the comparable 2002 period. Increases in selling prices to customers were partially offset by decreases in volume primarily related to the closure of inefficient manufacturing facilities. Income from operations decreased 45.0% to $6.6 million in the quarter ended June 29, 2003 from $11.9 million in the comparable 2002 period as selling price increases were more than offset by higher raw material costs and lower volumes. Income from operations was 5.3% of net sales in 2003, down from 10.0% in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended June 29, 2003 decreased 10.5% to $54.1 million from $60.4 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations of $0.4 million in the quarter ended June 29, 2003 was less than the $1.4 million loss from operations in the comparable 2002 period primarily as a result of our efforts to streamline the cost structure of this segment. The loss from operations represented 0.7% of net sales in 2003 and 2.3% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the quarter ended June 29, 2003 decreased 0.2% to $123.5 million from $123.8 million in the comparable 2002 period as a result of lower volumes. Income from operations decreased 15.5% to $7.1 million compared to $8.4 million in the comparable 2002 period primarily due to the lower sales and higher raw material costs. Income from operations represented 5.7% of net sales in 2003 and 6.8% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the quarter ended June 29, 2003 decreased 8.5% to $30.6 million from $33.5 million in the comparable 2002 period due primarily to lower volumes of commodity products. Income from operations increased 11.6% to $8.4 million in the 2003 period compared to $7.6 million in the 2002 period. The improvement was due to increased sales of high-end products and lower operating expenses. Income from operations represented 27.5% of net sales in 2003 compared to 22.6% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The increase in net sales associated with this segment resulted from its Mexico City operations. The loss from operations was $0.5 million in the quarter ended June 29, 2003 and $2.0 million in the quarter ended June 30, 2002 primarily reflects corporate expenses not allocated to operating segments.

     During the quarter ended June 29, 2003, we recorded restructuring, impairment and other credits of $1.6 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge related to termination of approximately 300 employees at our Mexico City operations. Approximately 250 of these employees were terminated in the quarter ended June 29, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $0.2 million for the quarter ended June 29, 2003 compared to $1.6 million for the quarter ended June 30, 2002. The 2003 period includes foreign currency transaction losses of $0.2 million compared to foreign currency transaction losses of $1.6 million in 2002.

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

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JUNE 29, 2003 COMPARED TO THE TWO QUARTERS ENDED JUNE 30, 2002

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ---------      --------     ---------
                                                                   (thousands)
Two Quarters ended June 29, 2003
Net sales                              $241,039    $103,226      $244,685       $63,004       $13,834      $665,788
Income (loss) from operations          $  7,697    $ (3,224)     $ 13,981       $15,932       $(3,354)     $ 31,032
Depreciation and amortization          $  5,889    $  1,834      $  1,737       $ 1,774       $ 1,722      $ 12,956
Income (loss) from operations
   as a percentage of net sales             3.2%       (3.1)%         5.7%         25.3%         n.m.*          4.7%

Two Quarters ended June 30, 2002
Net sales                              $236,611    $113,233      $228,131       $64,389       $17,596      $659,960
Income (loss) from operations          $ 21,843    $ (4,258)     $ 16,982       $13,796       $(1,877)     $ 46,486
Depreciation and amortization          $  7,673    $  3,479      $  1,967       $ 1,292       $ 1,820      $ 16,231
Income (loss) from operations
   as a percentage of net sales             9.2%       (3.8)%         7.4%         21.4%         n.m.*          7.0%

* not meaningful

Income from Operations

     Net sales for the two quarters ended June 29, 2003 increased 0.9% to $665.8 million from $660.0 million in the two quarters ended June 30, 2002. The increase was primarily attributable to improved sales in Automotive Products and Foam Products, partially offset by a decrease in Carpet Cushion Products.

     The gross profit margin was $69.2 million, or 10.4%, in the two quarters ended June 29, 2003 compared to $84.6 million, or 12.8%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer selling price increases, partially offset by a decrease of approximately $1.3 million in our estimated liability for medical and dental costs during the two quarters ended June 29, 2003.

     Income from operations for the two quarters ended June 29, 2003 was $31.0 million, or 4.7% of net sales, which represented a 33.2% decrease from the $46.5 million, or 7.0% of net sales, reported during the comparable 2002 period and was primarily due to the reduced gross profit. Results include restructuring, impairment and other credits of $1.6 million in 2003 and $1.5 million in 2002. Restructuring, impairment and other credits are discussed under "Other" below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the two quarters ended June 29, 2003 increased 1.9% to $241.0 million from $236.6 million in the comparable 2002 period. Increases in selling prices to customers and increased volume of our consumer products were partially offset by decreases in volume in other markets. Income from operations decreased 64.8% to $7.7 million in the two quarters ended June 29, 2003 from $21.8 million in the comparable 2002 period. Income from operations was negatively impacted by increased raw material prices in the two quarters ended June 29, 2003. Income from operations was 3.2% of net sales in 2003, down from 9.2% in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended June 29, 2003 decreased 8.8% to $103.2 million from $113.2 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations was $3.2 million in the two quarters ended June 29, 2003 compared to a $4.3 million loss in the comparable 2002 period due primarily to higher selling prices and cost containment from the streaming of operations. The loss from operations represented 3.1% of net sales in 2003 and 3.8% of net sales in 2002.

     Automotive Products

     Automotive  Products  net sales for the two  quarters  ended June 29,  2003 increased 7.3% to $244.7 million from $228.1 million in the comparable 2002 period. The improvement primarily reflects an inventory correction by our customers during the first half of 2002. Income from operations decreased 17.7% to $14.0 million compared to $17.0 million in the comparable 2002 period primarily due to higher raw material costs. Income from operations represented 5.7% of net sales in 2003 and 7.4% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the two quarters ended June 29, 2003 decreased 2.2% to $63.0 million from $64.4 million in the comparable 2002 period. Income from operations increased 15.5% to $15.9 million in the 2003 period compared to $13.8 million in the 2002 period. The improvement is primarily due to increased sales of higher-end products. Income from operations represented 25.3% of net sales in 2003 compared to 21.4% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from its Mexico City operations. The loss from operations was $3.4 million in the two quarters ended June 29, 2003 and $1.9 million in the two quarters ended June 30, 2002 reflected generally higher corporate expenses in 2003 and included restructuring and other credits discussed below.

     During the two quarters ended June 29, 2003, we recorded restructuring, impairment and other credits of $1.6 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge associated with terminations of approximately 300 employees at our Mexico City operations. Approximately 250 of these employees were terminated in the two quarters ended June 29, 2003.

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

     Cumulative Effect of Accounting Changes

     The two quarters ended June 30, 2002, include a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142.

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

     Cash and cash equivalents were $8.0 million at June 29, 2003 compared to $4.4 million at December 29, 2002. Working capital at June 29, 2003 was $122.3 million and the current ratio was 1.6 to 1 compared to working capital at December 29, 2002 of $118.0 million and a current ratio of 1.6 to 1.

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


covenant is tested monthly on a cumulative basis beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout the two quarters ended June 29, 2003. At June 29, 2003, Foamex L.P. exceeded the minimum net worth and minimum EBDAIT covenants by $10.2 million and $6.7 million, respectively, and its capital expenditures were $6.8 million lower than the permitted maximum. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility are subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of June 29, 2003, the borrowing base calculation does not limit borrowings under the Amended Credit Facility.

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

     During the third quarter of 2003, we anticipate refinancing our Amended Credit Facility by entering into a new $240.0 Million Senior Secured Credit Facility, consisting of a $190.0 million revolving credit facility and a $50.0 million term loan with a new group of lenders and an $80.0 million term loan facility with another lender. Both of the new facilities are expected to mature in the second quarter of 2007. A significant portion of the proceeds under these anticipated new facilities would be used to repay all outstanding balances under the Foamex L.P. Amended Credit Facility (see Note 5 to the condensed consolidated financial statements), with the effect of extending the maturity of approximately $213.0 million of debt that would have been due at various times through 2006, while requiring only approximately $25.0 million in principal payments under the proposed new facility. The remaining proceeds would be used to fund operations, as required.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the two quarters ended June 29, 2003 was $13.4 million compared to cash used of $28.3 million in the two quarters ended June 30, 2002. Accounts receivable decreased by $1.9 million primarily as a result of an increase in the allowance for uncollectible accounts in the two quarters ended June 29, 2003, while accounts payable increased by $14.3 million as a result of the timing of our payments to vendors and the effect of higher payments for raw materials.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.4 million for the two quarters ended June 29, 2003. Cash requirements included capital expenditures of $3.2 million and capitalized software development costs of $2.2 million. In the two quarters ended June 30, 2002, cash used for investing activities was $8.6 million which consisted principally of capital expenditures of $10.1 million. The estimated capital expenditures for the full year 2003 are expected to be approximately $10.0 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of June 29, 2003 was $2.7 million. Although it is possible that new information or future developments could require us to reassess its potential exposure to all pending environmental matters, including those described in Note 9 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

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

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer, with the participation of Foamex L.P.'s management, continue to evaluate the effectiveness of Foamex L.P.'s disclosure controls and procedures. Based on that continued evaluation, Foamex L.P. determined during the fourth quarter of 2003 that the value of certain in transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to Foamex L.P.'s auditors and to the audit committee of Foamex L.P.'s Board of Directors. As a result, Foamex L.P. restated its financial statements for each of the two quarters of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the respective periods. Foamex L.P. has instituted procedures intended to ensure that the value of the in transit raw material inventory is more effectively monitored.

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 29, 2003 and have concluded that Foamex L.P.'s disclosure controls and procedures, except for the items noted above were effective as of June 29, 2003. Foamex L.P.'s management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated Foamex L.P.'s internal control over financial reporting to determine whether any changes occurred during this period that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report, except as described above.

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