Form 10-Q/A
period 2003-09-28
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2004-01-23
CIK 890080, 890081

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


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                             05-0475617
          Delaware                                             22-3182164
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1000 Columbia Avenue
Linwood, PA                                                      19061
-------------------------------                         ------------------------
(Address of principal                                          (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO
                                        -----    -----

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

     Foamex L.P. is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of September 28, 2003 and for the quarter and three quarters then ended as discussed in Note 11 to the condensed consolidated financial statements. Foamex L.P. has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement but has not updated any disclosures to reflect other developments since the original filing.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Three Quarters Ended September 28, 2003 (restated) and September 29, 2002                        3

              Condensed Consolidated Balance Sheets as of September 28, 2003 (unaudited)
                (restated) and December 29, 2002                                                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Three Quarters
                Ended September 28, 2003 (restated) and September 29, 2002                                       5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                23

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   30

         Item 4.  Controls and Procedures.                                                                      30

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            32

         Item 6.  Exhibits and Reports on Form 8-K.                                                             32

Signatures                                                                                                      33

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                    Quarters Ended            Three Quarters Ended
                                                            ----------------------------  -----------------------------
                                                            September 28,  September 29,  September 28,   September 29,
                                                                 2003          2002            2003            2002
                                                            -------------  -------------  -------------   -------------
                                                            (as restated                  (as restated
                                                            see Note 11)                  see Note 11)
                                                                                    (thousands)
NET SALES                                                     $323,542       $340,823        $989,330       $1,000,783

COST OF GOODS SOLD                                             286,196        310,009         882,773          885,344
                                                              --------       --------        --------       ----------

GROSS PROFIT                                                    37,346         30,814         106,557          115,439

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      18,863         29,423          58,593           69,100

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                               314         (3,674)         (1,237)          (5,212)
                                                              --------       --------        --------       ----------

INCOME FROM OPERATIONS                                          18,169          5,065          49,201           51,551

INTEREST AND DEBT ISSUANCE EXPENSE                              31,550         15,258          70,039           51,225

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                  495            386           1,374            1,514

OTHER EXPENSE, NET                                                (952)          (198)         (2,800)          (1,403)
                                                              --------       --------        --------       ----------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                        (13,838)       (10,005)        (22,264)             437

PROVISION FOR INCOME TAXES                                         168            389             431            1,461
                                                              --------       --------        --------       ----------

LOSS BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                           (14,006)       (10,394)        (22,695)          (1,024)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               -              -               -          (71,966)
                                                              --------       --------        --------       ----------

NET LOSS                                                      $(14,006)      $(10,394)       $(22,695)      $  (72,990)
                                                              ========       ========        ========       ==========



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 28, 2003  December 29, 2002
                                                                         ------------------  -----------------
                                                                             (as restated
                                                                             see Note 11)
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                 $   4,961           $   4,363
   Accounts receivable, net of allowances of $10,715 in 2003 and
       $10,311 in 2002                                                         196,110             191,546
   Inventories                                                                  98,407              98,010
   Other current assets                                                         21,847              22,558
                                                                             ---------           ---------
       Total current assets                                                    321,325             316,477
                                                                             ---------           ---------

Property, plant and equipment                                                  418,307             418,569
Less accumulated depreciation                                                 (250,616)           (236,531)
                                                                             ---------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                           167,691             182,038

GOODWILL                                                                       126,068             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $8,970 in 2003 and $14,079 in 2002                           28,652              36,827

SOFTWARE, net of accumulated amortization of $3,103 in
   2003 and $2,634 in 2002                                                       9,584               8,254

OTHER ASSETS                                                                    31,401              26,366
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $ 684,721           $ 695,283
                                                                             =========           =========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                               $  83,442     $             -
   Current portion of long-term debt                                             7,158                  46
   Accounts payable                                                            110,159              87,394
   Accrued employee compensation and benefits                                   25,912              26,330
   Accrued interest                                                             22,157              14,173
   Accrued customer rebates                                                     18,636              18,813
   Cash overdrafts                                                              11,002              17,737
   Other accrued liabilities                                                    20,865              33,953
                                                                             ---------           ---------
       Total current liabilities                                               299,331             198,446

LONG-TERM DEBT                                                                 645,157             738,540
ACCRUED EMPLOYEE BENEFITS                                                       48,901              48,022
OTHER LIABILITIES                                                               14,634              16,061
                                                                             ---------           ---------
       Total liabilities                                                     1,008,023           1,001,069
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (263,252)           (240,107)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (50,829)            (56,458)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                             ---------           ---------
       Total partners' deficiency                                             (323,302)           (305,786)
                                                                             ---------           ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                   $ 684,721           $ 695,283
                                                                             =========           =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Three Quarters Ended
                                                                                   ------------------------------
                                                                                   September 28,    September 29,
                                                                                       2003              2002
                                                                                   -------------    -------------
                                                                                   (as restated
                                                                                    see Note 11)
                                                                                           (thousands)
OPERATING ACTIVITIES
   Net loss                                                                          $(22,695)         $(72,990)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Cumulative effect of accounting change                                                 -            71,966
     Depreciation and amortization                                                     19,250            23,745
     Write off of debt issuance costs                                                  12,928             4,892
     Amortization of debt issuance costs, debt premium
        and debt discount                                                               3,967             1,493
     Other operating activities                                                          (795)              612
     Changes in operating assets and liabilities, net                                  13,431           (35,989)
                                                                                     --------          --------

         Net cash provided by (used for) operating activities                          26,086            (6,271)
                                                                                     --------          --------

INVESTING ACTIVITIES
   Capital expenditures                                                                (4,683)          (11,877)
   Proceeds from sale of assets                                                         1,135                21
   Collection of note receivable from partner                                               -             2,490
   Other investing activities                                                          (2,729)           (4,205)
                                                                                     --------          --------

         Net cash used for investing activities                                        (6,277)          (13,571)
                                                                                     --------          --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                       31,618          (125,000)
   Proceeds from long-term debt                                                       130,000           356,590
   Repayments of long-term debt                                                      (162,227)         (190,060)
   Repayments of long-term debt - related party                                             -           (31,590)
   Increase (decrease) in cash overdrafts                                              (6,735)           21,208
   Debt issuance costs                                                                (11,659)          (25,491)
   Interest rate swaps                                                                      -            14,821
   Other financing activities                                                            (208)              105
                                                                                     --------          --------

         Net cash provided by (used for) financing activities                         (19,211)           20,583
                                                                                     --------          --------

Net increase in cash and cash equivalents                                                 598               741

Cash and cash equivalents at beginning of period                                        4,363            15,059
                                                                                     --------          --------

Cash and cash equivalents at end of period                                           $  4,961          $ 15,800
                                                                                     ========          ========

Supplemental Information:
   Cash paid for interest                                                            $ 45,160          $ 29,823
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

Accounting Changes

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. Foamex L.P. has reclassified the extraordinary items of $1.4 million and $(2.8) million previously reported in the quarter and three quarters ended September 29, 2002, respectively.

     In January 2003, FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FIN No. 46 was effective on January 31, 2003 for entities acquired after that date. The Financial Accounting Standards Board has postponed the effective date for entities acquired on or before January 31, 2003. Foamex L.P. believes that FIN No. 46 will have no impact on its current equity investments.

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

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and three quarters ended September 28, 2003:

                                                              Plant Closure      Personnel
                                             Total             and Leases        Reductions       Other
                                            -------           -------------      ----------     ---------
                                                                          (millions)
       Balance at June 29, 2003              $14.5                $10.2             $3.0          $1.3
       Adjustments                             0.3                  0.7             (0.4)            -
       Cash spending                          (2.4)                (1.1)            (1.0)         (0.3)
                                             -----                -----             ----          ----
       Balance at September 28, 2003         $12.4                $ 9.8             $1.6          $1.0
                                             =====                =====             ====          ====

       Balance at December 29, 2002          $22.8                $12.6             $8.2          $2.0
       Adjustments                            (1.2)                 0.6             (1.6)         (0.2)
       Cash spending                          (9.2)                (3.4)            (5.0)         (0.8)
                                             -----                -----             ----          ----
       Balance at September 28, 2003         $12.4                $ 9.8             $1.6          $1.0
                                             =====                =====             ====          ====

     Foamex L.P. expects to spend approximately $6.4 million during the twelve months ending September 26, 2004, with the balance to be spent through 2012, primarily for lease costs.

4.   INVENTORIES

     The components of inventory are listed below.

                                         September 28,         December 29,
                                             2003                  2002
                                         -------------         ------------
                                                    (thousands)
     Raw materials and supplies             $61,897               $60,588
     Work-in-process                         16,838                16,737
     Finished goods                          19,672                20,685
                                            -------               -------
       Total                                $98,407               $98,010
                                            =======               =======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                         September 28,         December 29,
                                                                             2003                  2002
                                                                         -----------           ------------
       Foamex L.P. Senior Secured Credit Facility                                  (thousands)
         Term Loan (1)                                                    $ 50,000              $      -
       Foamex L.P. Secured Term Loan (1)                                    80,000                     -
       Foamex L.P. Amended Credit Facility
         Term Loan B (2)                                                         -                39,262
         Term Loan C (2)                                                         -                35,693
         Term Loan D (2)                                                         -                51,700
         Term Loan E (2)                                                         -                16,290
         Term Loan F (2)                                                         -                19,243
         Revolving credit facility (2)                                           -                51,823
       10 3/4% Senior secured notes due 2009 (3) (4)                       312,696               314,237
       9 7/8% Senior subordinated notes due 2007 (3)                       148,500               148,500
       13 1/2% Senior subordinated notes due 2005 (includes
         $1,773 and $2,486 of unamortized debt premium) (3)                 53,358                54,071
       Industrial revenue bonds                                              7,000                 7,000
       Other (net of unamortized debt discount of $105 in 2003
         and $137 in 2002)                                                     761                   767
                                                                          --------              --------
                                                                           652,315               738,586

       Less current portion                                                  7,158                    46
                                                                          --------              --------

       Long-term debt                                                     $645,157              $738,540
                                                                          ========              ========

       Revolving Credit Borrowings (1)                                    $ 83,442              $      -
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

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At September 28, 2003, Foamex L.P. had available borrowings of approximately $59.0 million and letters of credit outstanding of $20.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 28, 2003, the weighted average interest rates were 4.34% and 4.38% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, commencing on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheet as of September 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement ("EITF No. 95-22")

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of September 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

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

5.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

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

5.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

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

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003. Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined. For the quarter ended September 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.28 which exceeded the required minimum fixed charge coverage ratio of 1.00. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $17.7 million for the year ending December 28, 2003.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of September 28, 2003 are shown below (thousands):

     Quarter ending December 28, 2003                                  $  1,793
     2004                                                                 8,937
     2005                                                                60,578
     2006                                                                 7,143
     2007                                                               253,500
     Thereafter                                                         306,000
                                                                       --------
                                                                        637,951

     Unamortized debt premium/discount and fair value adjustment, net    14,364
                                                                       --------

     Total                                                             $652,315
                                                                       ========

6.   COMPREHENSIVE LOSS

     The components of comprehensive loss are listed below.

                                                               Quarters Ended             Three Quarters Ended
                                                       -----------------------------   ---------------------------
                                                       September 28,   September 29,   September 28, September 29,
                                                           2003            2002            2003          2002
                                                       -------------   -------------   ------------  -------------
                                                                                  (thousands)
     Net loss                                            $(14,006)        $(10,394)       $(22,695)      $(72,990)
     Foreign currency translation adjustments               1,493             (631)          5,629           (597)
                                                         --------         --------        --------       --------
     Total comprehensive loss                            $(12,513)        $(11,025)       $(17,066)      $(73,587)
                                                         ========         ========        ========       ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $0.3 million and $(1.2) million in the quarter and three quarters ended September 28, 2003, respectively, and $(3.7) million and $(5.2) million in the quarter and three quarters ended September 29, 2002, respectively.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other        Total
                                       --------    --------     ----------     ---------      -------     ---------
                                                                   (thousands)
Quarter ended September 28, 2003
Net sales                              $137,369    $ 54,126      $100,590       $25,803      $ 5,654     $  323,542
Income (loss) from operations          $ 10,856    $   (307)     $  5,359       $ 4,998      $(2,737)    $   18,169
Depreciation and amortization          $  2,853    $    984      $    819       $   780      $   858     $    6,294

Quarter ended September 29, 2002
Net sales                              $121,773    $ 61,105      $120,151       $30,500      $ 7,294     $  340,823
Income (loss) from operations          $  1,160    $ (4,680)     $  4,745       $ 2,463      $ 1,377     $    5,065
Depreciation and amortization          $  3,347    $  1,639      $  1,046       $   930      $   552     $    7,514

Three quarters ended September 28, 2003
Net sales                              $378,408    $157,352      $345,275       $88,807      $19,488     $  989,330
Income (loss) from operations          $ 18,553    $ (3,531)     $ 19,340       $20,930      $(6,091)    $   49,201
Depreciation and amortization          $  8,742    $  2,818      $  2,556       $ 2,554      $ 2,580     $   19,250

Three quarters ended September 29, 2002
Net sales                              $358,384    $174,338      $348,282       $94,889      $24,890     $1,000,783
Income (loss) from operations          $ 23,003    $ (8,938)     $ 21,727       $16,259      $  (500)    $   51,551
Depreciation and amortization          $ 11,778    $  5,118      $  3,012       $ 2,221      $ 1,616     $   23,745

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

                      Condensed Consolidating Balance Sheet
                            As of September 28, 2003

                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
                                                                 (thousands of dollars)
   Current assets                        $   373        $30,457        $   1       $297,313      $ (6,819)      $ 321,325
   Investment in subsidiaries             10,652              -            -         47,752       (58,404)              -
   Property, plant and equipment, net          -         20,748            -        146,943             -         167,691
   Goodwill                                    -          5,582            -        120,486             -         126,068
   Debt issuance costs                         -              -            -         28,652             -          28,652
   Software                                    -              -            -          9,584             -           9,584
   Other assets                           13,858          2,083            -         19,660        (4,200)         31,401
                                         -------        -------        -----       --------      --------       ---------
     Total assets                        $24,883        $58,870        $   1       $670,390      $(69,423)      $ 684,721
                                         =======        =======        =====       ========      ========       =========

Liabilities and Partners' Deficiency
   Current liabilities                   $     -        $20,094        $   -       $287,102      $ (7,865)       $299,331
   Long-term debt                          4,946              -            -        644,411        (4,200)        645,157
   Other liabilities                         535            821            -         62,179             -          63,535
                                         -------        -------        -----       --------      --------       ---------
     Total liabilities                     5,481         20,915            -        993,692       (12,065)      1,008,023
   Partners' deficiency                   19,402         37,955            1       (323,302)      (57,358)       (323,302)
                                         -------        -------        -----       --------      --------       ---------
     Total liabilities and partners'
         deficiency                      $24,883        $58,870        $   1       $670,390      $(69,423)      $ 684,721
                                         =======        =======        =====       ========      ========       =========


                      Condensed Consolidating Balance Sheet
                             As of December 29, 2002

                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
                                                                 (thousands of dollars)
   Current assets                        $40,111        $28,481        $   1       $274,700      $(26,816)      $ 316,477
   Investment in subsidiaries              8,014              -            -         27,243       (35,257)              -
   Property, plant and equipment, net      5,851         21,549            -        154,638             -         182,038
   Goodwill                                1,249          4,835            -        119,237             -         125,321
   Debt issuance costs                         -              -            -         36,827             -          36,827
   Software                                    -              -            -          8,254                         8,254
   Other assets                           13,706          2,384            -         32,679       (22,403)         26,366
                                         -------        -------        -----       --------      --------       ---------
     Total assets                        $68,931        $57,249        $   1       $653,578      $(84,476)      $ 695,283
                                         =======        =======        =====       ========      ========       =========

Liabilities and Partners' Deficiency
   Current liabilities                   $41,401        $25,065        $   -       $158,674      $(26,694)      $ 198,446
   Long-term debt                            713              -            -        737,827             -         738,540
   Other liabilities                      23,623              -            -         62,863       (22,403)         64,083
                                         -------        -------        -----       --------      --------       ---------
     Total liabilities                    65,737         25,065            -        959,364       (49,097)      1,001,069
   Partners' deficiency                    3,194         32,184            1       (305,786)      (35,379)       (305,786)
                                         -------        -------        -----      ---------      --------       ---------
     Total liabilities and partners'
        deficiency                       $68,931        $57,249        $   1      $653,578      $(84,476)       $ 695,283
                                         =======        =======        =====      ========      ========        =========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the quarter ended September 28, 2003

                                                                      Foamex
                                                                      Capital     Foamex L.P.                  Consolidated
                                        Guarantors  Nonguarantors   Corporation    (Parent)    Eliminations     Foamex L.P.
                                        ----------  -------------   -----------   -----------  ------------    ------------
                                                                 (thousands of dollars)
Net sales                                 $     -      $25,256        $    -       $304,548      $(6,262)        $323,542

Cost of goods sold                              -       22,609             -        269,849       (6,262)         286,196
                                          -------      -------        ------       --------      -------         --------

   Gross profit                                 -        2,647             -         34,699            -           37,346

Selling, general and administrative
   expenses                                     -        2,133             -         16,730            -           18,863

Restructuring, impairment and other
   charges (credits)                            -            -             -            314            -              314
                                          -------      -------        ------ -     --------      -------         --------
Income from operations                          -          514             -         17,655            -           18,169

Interest and debt issuance expense             43            8             -         31,499            -           31,550

Equity in undistributed earnings
   of affiliates                             (545)           -             -            178          862              495

Other expense, net                             32         (644)            -           (340)           -             (952)
                                          -------      -------        ------       --------      -------         --------

Loss before provision for income
   taxes                                     (556)        (138)            -        (14,006)         862          (13,838)

Provision for income taxes                      -          168             -              -            -              168
                                           ------       -------        ------       --------      -------         --------

Net loss                                  $  (556)     $  (306)       $    -       $(14,006)     $   862         $(14,006)
                                          =======      =======        ======       ========      =======         ========

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
                                        =======        =======       =======      ========        =======       ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 28, 2003

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)
Net sales                               $   -         $79,526         $   -       $925,258      $(15,454)       $989,330

Cost of goods sold                          -          72,515             -        825,712       (15,454)        882,773
                                        -----         -------         -----       --------      --------        --------

   Gross profit                             -           7,011             -         99,546             -         106,557

Selling, general and administrative
   expenses                                 -           5,362             -         53,231             -          58,593

Restructuring, impairment and other
   charges (credits)                        -             403             -         (1,640)            -          (1,237)
                                        -----         -------         -----       --------      ---------       ----------

Income from operations                      -           1,246             -         47,955             -          49,201

Interest and debt issuance expense        176              26             -         69,837             -          70,039

Equity in undistributed earnings
   of affiliates                         (931)              -             -           (235)        2,540           1,374

Other expense, net                        143          (2,365)            -           (578)            -          (2,800)
                                        -----         -------         -----       --------      --------        --------

Loss before provision for
   income taxes                          (964)         (1,145)            -        (22,695)        2,540         (22,264)

Provision for income taxes                  -             431             -              -             -             431
                                        -----         -------         -----       --------      --------        --------

Net loss                                $(964)        $(1,576)        $   -       $(22,695)     $  2,540        $(22,695)
                                        =====         =======         =====       ========      ========        ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 29, 2002

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)
Net sales                               $179,383       $87,225        $   -       $862,969      $(128,794)     $1,000,783

Cost of goods sold                       166,739        76,866            -        770,533       (128,794)        885,344
                                        --------       -------        -----       --------      ---------      ----------

   Gross profit                           12,644        10,359            -         92,436              -         115,439

Selling, general and administrative
   expenses                                9,209         5,112            -         54,779              -          69,100

Restructuring, impairment and other
   charges (credits)                         225             -            -         (5,437)             -          (5,212)
                                        --------       -------        -----       --------      ---------      ----------

Income from operations                     3,210         5,247            -         43,094              -          51,551

Interest and debt issuance expense         3,590           204            -         47,909           (478)         51,225

Equity in undistributed earnings
   of affiliates                             588             -            -        (29,968)        30,894           1,514

Other expense, net                           460        (1,545)           -            160           (478)         (1,403)
                                        --------       -------        -----       --------      ---------      ----------

Income (loss) before provision (benefit)
   for income taxes and cumulative effect
   of accounting change                      668         3,498            -        (34,623)        30,894             437

Provision for income taxes                  (572)        1,894            -            139              -           1,461
                                        --------       -------        -----       --------      ---------      ----------

Loss before cumulative effect
  of accounting change                     1,240         1,604            -        (34,762)        30,894          (1,024)

Cumulative effect of accounting change   (29,944)       (3,794)           -        (38,228)             -         (71,966)
                                        --------       -------        -----       --------      ---------      ----------

Net income (loss)                       $(28,704)      $(2,190)       $   -       $(72,990)     $  30,894      $  (72,990)
                                        ========       =======        =====       ========      =========      ==========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 28, 2003

                                                                      Foamex
                                                                      Capital    Foamex L.P.                  Consolidated
                                       Guarantors   Nonguarantors   Corporation   (Parent)     Eliminations    Foamex L.P.
                                       ----------   -------------   -----------  -----------   ------------   ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                             $(964)        $(1,576)        $   -       $(22,695)       $2,540        $(22,695)
   Total adjustments to reconcile net
     loss to net cash provided
     by operating activities              964           1,009             -         49,348        (2,540)         48,781
                                        -----         -------         -----       --------        ------        --------

   Net cash provided by operating
     activities                             -            (567)            -         26,653             -          26,086
                                        -----         -------         -----       --------        ------        --------

Cash Flows from Investing Activities
   Capital expenditures                     -             (82)            -         (4,601)            -          (4,683)
   Other                                    -               -             -         (1,594)            -          (1,594)
                                        -----         -------         -----       --------        ------        --------

   Net cash used for investing
      activities                            -             (82)            -         (6,195)            -          (6,277)
                                        -----         -------         -----       --------        ------        --------

Cash Flows from Financing Activities
   Proceeds from (repayments of)
      revolving loans                       -               -             -         31,618             -          31,618
   Proceeds from long-term debt             -               -             -        130,000             -         130,000
   Repayments of long-term debt             -               -             -       (162,227)            -        (162,227)
   Other, net                               -               -             -        (18,602)            -         (18,602)
                                        -----         -------         -----       --------        ------        --------

   Net cash used for financing
      activities                            -               -             -        (19,211)            -         (19,211)
                                        -----         -------         -----       --------        ------        --------

Net increase (decrease) in cash and
   cash equivalents                         -            (649)            -          1,247             -             598

Cash and cash equivalents at
   beginning of period                      -           1,781             1          2,581             -           4,363
                                        -----         -------         -----       --------        ------        --------

Cash and cash equivalents at
   end of period                        $   -         $ 1,132         $   1       $  3,828        $    -        $  4,961
                                        =====         =======         =====       ========        ======        ========

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
                                              ========       =======       ======      =========       =======       =========

11.  RESTATEMENT

     Subsequent to the issuance of Foamex L.P.'s unaudited condensed consolidated financial statements as of September 28, 2003 and for the quarter and three quarters then ended, Foamex L.P.'s management determined that there had been a calculation error in the carrying value of certain chemicals that had an impact on inventories as of September 28, 2003 and cost of goods sold for the quarter and three quarters ended September 28, 2003. The accompanying unaudited condensed consolidated financial statements have been restated to reduce inventories at September 28, 2003 by $2.4 million and increase cost of goods sold for the quarter and three quarters ended September 28, 2003 by $1.2 million and $2.4 million, respectively. Also, Foamex L.P. has increased both net sales and cost of goods sold by $1.4 million and $5.8 million in the quarter and three quarters ended September 28, 2003, respectively, to reflect appropriate gross presentation of certain revenues and costs of its lamination activities as required by Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", which activity had previously been presented on a net basis. In addition, Foamex L.P.'s management determined that it was appropriate to record certain other adjustments, for items that had been originally identified and recorded in the quarter ended September 28, 2003 but related to earlier interim periods of 2003. These

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  RESTATEMENT (continued)

adjustments included decreasing cost of goods sold by $0.6 million and reducing restructuring, impairment and other credits by $0.7 million for the quarter ended September 28, 2003 for amounts applicable to the quarter ended June 29, 2003. Foamex L.P. has also reclassified $83.4 million of borrowings at September 28, 2003 under the revolving credit facility of Foamex L.P.'s Senior Secured Credit Facility from long-term to current in accordance with the guidance contained in EITF No. 95-22. As a result, the accompanying unaudited condensed consolidated financial statements as of September 28, 2003 and for the quarter and three quarters then ended have been restated to reflect the above matters.

     A summary of the significant effects of the restatement is as follows:

                                                                        Quarter Ended  September 28, 2003
                                                                      ------------------------------------
                                                                      Previously
                                                                       Reported                   Restated
                                                                      ----------                  --------
     Statement of Operations                                                        (thousands)
       Net Sales                                                       $321,466                   $323,542
       Cost of Goods Sold                                              $283,957                   $286,196
       Restructuring, Impairment and Other Charges (Credits)           $   (377)                  $    314
       Income from Operations                                          $ 19,082                   $ 18,169
       Loss before Provision for Income Taxes                          $ 12,925)                  $(13,838)
       Net Loss                                                        $ 13,093)                  $(14,006)

                                                                     Three Quarters Ended September 28, 2003
                                                                     ---------------------------------------
                                                                      Previously
                                                                       Reported                   Restated
                                                                      ----------                  --------
     Statement of Operations                                                        (thousands)
       Net Sales                                                       $983,580                   $989,330
       Cost of Goods Sold                                              $874,618                   $882,773
       Gross Profit                                                    $108,962                   $106,557
       Income from Operations                                          $ 51,606                   $ 49,201
       Loss before Provision for Income Taxes                          $(19,859)                  $(22,264)
       Net Loss                                                        $(20,290)                  $(22,695)

                                                                               September 28, 2003
                                                                      ------------------------------------
                                                                      Previously
                                                                       Reported                   Restated
                                                                      ----------                  --------
     Balance Sheet                                                                 (thousands)
       Inventories                                                     $100,812                   $ 98,407
       Revolving Credit Borrowings                                     $      -                   $ 83,442
       Long-Term Debt                                                  $728,599                   $645,157

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 29, 2002

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other        Total
                                       --------    --------     ----------     ---------      -------     ---------
                                                                   (thousands)
Quarter ended September 28, 2003
Net sales                              $137,369    $54,126      $100,590        $25,803       $ 5,654     $323,542
Income (loss) from operations          $ 10,856    $  (307)     $  5,359        $ 4,998       $(2,737)    $ 18,169
Depreciation and amortization          $  2,853    $   984      $    819        $   780         $ 858     $  6,294
Income (loss) from operations
   as a percentage of net sales             7.9%      (0.6)%         5.3%          19.4%         n.m.*         5.6%

Quarter ended September 29, 2002
Net sales                              $121,773    $61,105      $120,151        $30,500       $ 7,294     $340,823
Income (loss) from operations          $  1,160    $(4,680)     $  4,745        $ 2,463       $ 1,377     $  5,065
Depreciation and amortization          $  3,347    $ 1,639      $  1,046        $   930       $   552     $  7,514
Income (loss) from operations
   as a percentage of net sales             1.0%      (7.7)%         3.9%           8.1%         n.m.*         1.5%

* not meaningful

Income from Operations

     Net sales for the quarter ended September 28, 2003 decreased 5.1% to $323.5 million from $340.8 million in the quarter ended September 29, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments. We expect that net sales in the quarter ending December 28, 2003 will decline about 8.0% primarily as a result of lower sales in our Automotive Products segment.

     The gross profit margin was $37.3 million, or 11.5%, in the quarter ended September 28, 2003 compared to $30.8 million, or 9.0%, in the 2002 period. Operating efficiencies and selling price increases to customers have allowed us to recover a substantial portion of increases in the cost of our major chemical raw materials that began to impact us in the quarter ended September 29, 2002.

     Income from operations for the quarter ended September 28, 2003 was $18.2 million, or 5.6% of net sales, which represented a 258.7% increase from the $5.1 million, or 1.5% of net sales, reported during the comparable 2002 period. Results for the 2003 and 2002 periods included restructuring, impairment and other charges (credits) of $0.3 million and $(3.7) million, respectively, described in "Other" below. In addition to the improved gross profit discussed above, selling, general and administrative expenses decreased $10.6 million, or 35.9%. Employee related costs and professional fees were lower in the 2003 period. The 2002 period included $4.4 million of costs associated with a proposed public offering of Symphonex Inc., a proposed new subsidiary which would have included our Technical Products segment, and the proposed sale of the Carpet Cushion Products segment.

     Foam Products

     Foam Products net sales for the quarter ended September 28, 2003 increased 12.8% to $137.4 million from $121.8 million in the comparable 2002 period. Increases in volumes of consumer products and in selling prices to customers were partially offset by decreases in volume of commodity products primarily related to the closure of inefficient manufacturing facilities. Income from operations increased to $10.9 million in the quarter ended September 28, 2003 from $1.2 million in the comparable 2002 period as selling price increases and operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

efficiencies were partially offset by higher raw material costs and lower volumes of commodity products. Income from operations was 7.9% of net sales in 2003, up from 1.0% of net sales in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended September 28, 2003 decreased 11.4% to $54.1 million from $61.1 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations of $0.3 million in the quarter ended September 28, 2003 was less than the $4.7 million loss from operations in the comparable 2002 period primarily as a result of our continued efforts to streamline the cost structure of this segment. The loss from operations represented 0.6% of net sales in 2003 and 7.7% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the quarter ended September 28, 2003 decreased 16.3% to $100.6 million from $120.2 million in the comparable 2002 period as a result of lower volumes, including an expected reduction in business with certain customers. Income from operations increased 12.9% to $5.4 million compared to $4.7 million in the comparable 2002 period primarily due to lower selling, general and administrative expenses and lower allocation of corporate expenses. Income from operations represented 5.3% of net sales in 2003 and 3.9% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the quarter ended September 28, 2003 decreased 15.4% to $25.8 million from $30.5 million in the comparable 2002 period due primarily to lower volumes partially offset by higher prices of specialty products. Income from operations increased 102.9% to $5.0 million in the 2003 period compared to $2.5 million in the 2002 period. The improvement was due to lower operating expenses and to costs related to Symphonex Inc. included in the 2002 period. Income from operations represented 19.4% of net sales in 2003 compared to 8.1% of net sales in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $2.7 million in the quarter ended September 28, 2003 compared to income from operations of $1.4 million in the quarter ended September 29, 2002. The quarters ended September 28, 2003 and September 29, 2002 included net restructuring, impairment and other charges (credits) of $0.3 million and $(3.7) million, respectively. (See Note 3 to the condensed consolidated financial statements.)

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

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 28, 2003 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 29, 2002

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other        Total
                                       --------    --------     ----------     ---------      -------     ---------
                                                                   (thousands)
Three Quarters ended September 28, 2003
Net sales                              $378,408    $157,352     $345,275        $88,807      $19,488      $  989,330
Income (loss) from operations          $ 18,553    $ (3,531)    $ 19,340        $20,930      $(6,091)     $   49,201
Depreciation and amortization          $  8,742    $  2,818     $  2,556        $ 2,554      $ 2,580      $   19,250
Income (loss) from operations
   as a percentage of net sales             4.9%       (2.2)%        5.6%          23.6%        n.m.*            5.0%

Three Quarters ended September 29, 2002
Net sales                              $358,384    $174,338      $348,282       $94,889      $24,890      $1,000,783
Income (loss) from operations          $ 23,003    $ (8,938)     $ 21,727       $16,259      $  (500)     $   51,551
Depreciation and amortization          $ 11,778    $  5,118      $  3,012       $ 2,221      $ 1,616      $   23,745
Income (loss) from operations
   as a percentage of net sales             6.4%       (5.1)%         6.2%         17.1%        n.m.*            5.2%

* not meaningful

Income from Operations

     Net sales for the three quarters ended September 28, 2003 decreased 1.1% to $989.3 million from $1,000.8 million in the three quarters ended September 29, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments.

     The gross profit margin was $106.6 million, or 10.8%, in the three quarters ended September 28, 2003 compared to $115.4 million, or 11.5%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer selling price increases and operating efficiencies.

     Income from operations for the three quarters ended September 28, 2003 was $49.2 million, or 5.0% of net sales, which represented a 4.6% decrease from the $51.6 million, or 5.2% of net sales, reported during the comparable 2002 period. The reduction in gross profit was more than offset by a decline of $10.5 million, or 15.2%, in selling, general and administrative expenses, primarily due to the lower employee costs. The 2002 period included $4.4 million of costs associated with Symphonex Inc. and the proposed sale of the Carpet Cushion Products segment. Results include restructuring, impairment and other credits of $1.2 million in 2003 and $5.2 million in 2002. Restructuring, impairment and other credits are discussed under "Other" below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the three quarters ended September 28, 2003 increased 5.6% to $378.4 million from $358.4 million in the comparable 2002 period. Increases in selling prices to customers and increased volumes of consumer products were partially offset by decreases in volumes in other markets. Income from operations decreased 19.3% to $18.6 million in the three quarters ended September 28, 2003 from $23.0 million in the comparable 2002 period. Income from operations was negatively impacted by increased raw material prices in the three quarters ended September 28, 2003. Income from operations was 4.9% of net sales in 2003, down from 6.4% of net sales in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended September 28, 2003 decreased 9.7% to $157.4 million from $174.3 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations was $3.5 million in the three quarters ended September 28, 2003 compared to an $8.9 million loss in the comparable 2002 period primarily due to cost containment from the streamlining of operations and higher selling prices. The loss from operations represented 2.2% of net sales in 2003 and 5.1% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the three quarters ended September 28, 2003 decreased 0.9% to $345.3 million from $348.3 million in the comparable 2002 period. Higher selling prices were more than offset by lower volumes. Income from operations decreased 11.0% to $19.3 million compared to $21.7 million in the comparable 2002 period primarily due to higher raw material costs. Income from operations represented 5.6% of net sales in 2003 and 6.2% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the three quarters ended September 28, 2003 decreased 6.4% to $88.8 million from $94.9 million in the comparable 2002 period primarily due to lower volumes. Income from operations increased 28.7% to $20.9 million in the 2003 period compared to $16.3 million in the 2002 period. The improvement is partially due to increased sales of high-end products. The 2002 period also included costs related to Symphonex Inc. Income from operations represented 23.6% of net sales in 2003 compared to 17.1% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $6.1 million in the three quarters ended September 28, 2003 and $0.5 million in the three quarters ended September 29, 2002 and reflected generally higher corporate expenses in 2003 and included restructuring and other credits discussed below.

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

     Cumulative Effect of Accounting Change

     The three quarters ended September 29, 2002, include a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142.

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

     Cash and cash equivalents were $5.0 million at September 28, 2003 compared to $4.4 million at December 29, 2002. Working capital at September 28, 2003 was $22.0 million and the current ratio was 1.07 to 1 compared to working capital at December 29, 2002 of $118.0 million and a current ratio of 1.59 to 1. The decrease in working capital is primarily due to the requirement to classify $83.4 million of borrowings under the revolving credit portion of our $240.0 Million Senior Secured Credit Facility as current in accordance with EITF No. 95-22. (See Note 5 to the condensed consolidated financial statements.)

     Total long-term debt and revolving credit borrowings at September 28, 2003 were $735.8 million, down $2.8 million from December 29, 2002. As of September 28, 2003, there were $83.4 million of revolving credit borrowings under the Foamex L.P. $240.0 Million Senior Secured Credit Facility with approximately $59.0 million available for borrowings and $20.9 million of letters of credit outstanding.

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

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined. For the quarter ended September 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.28 which exceeded the required minimum fixed charge coverage ratio of 1.00. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $17.7 million for the year ending December 28, 2003.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the three quarters ended September 28, 2003 was $26.1 million compared to cash used of $6.3 million in the three quarters ended September 29, 2002. Accounts receivable increased by $4.6 million primarily as a result of higher sales in the latter part of the quarter ended September 28, 2003 when compared to the latter part of the fourth quarter of 2002, while accounts payable increased by $22.8 million as a result of the timing of our payments to vendors.

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

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer, with the participation of Foamex L.P.'s management, continue to evaluate the effectiveness of Foamex L.P.'s disclosure controls and procedures. Based on that continued evaluation, Foamex L.P. determined during the fourth quarter of 2003 that the value of certain in transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to Foamex L.P.'s auditors and to the audit committee of Foamex L.P.'s Board of Directors. As a result, Foamex L.P. restated its financial statements for each of the three quarters of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the respective periods. Foamex L.P. has instituted procedures intended to ensure that the value of the in transit raw material inventory is more effectively monitored. Additionally, Foamex L.P. corrected the balance sheet classification of revolving debt entered into during the third quarter of 2003 to comply with applicable accounting guidance.

ITEM 4. CONTROLS AND PROCEDURES.

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 28, 2003 and have concluded that Foamex L.P.'s disclosure controls and procedures, except for the items noted above were effective as of September 28, 2003. Foamex L.P.'s management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated Foamex L.P.'s internal control over financial reporting to determine whether any changes occurred during this period that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report, except as described above.

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