Form 10-K
period 2003-12-28
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2004-03-10
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                    Commission file number: 1-11432: 1-11436

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

       Delaware                                             05-0475617
       Delaware                                             22-3182164
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

1000 Columbia Avenue, Linwood, PA                               19061
----------------------------------------               -----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

     As  of  March  2,  2004,   there  were  1,000  shares  of  Foamex   Capital
Corporation's common stock outstanding.

     Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction (I)(1)(a) and (b) of this Annual Report on Form 10-K and are therefore filing this form with reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I
         Item  1.     Business                                                                                    3
         Item  2.     Properties                                                                                 10
         Item  3.     Legal Proceedings                                                                          10
         Item  4.     Submission of Matters to a Vote of Security Holders                                        12

Part II
         Item  5.     Market for Registrant's Common Equity and
                           Related Stockholder Matters                                                           12
         Item  6.     Selected Financial Data                                                                    12
         Item  7.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         14
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                                 28
         Item  8.     Financial Statements and Supplementary Data                                                28
         Item  9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                                28
         Item  9a.    Controls and Procedures                                                                    28

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         29
         Item 11.     Executive Compensation                                                                     29
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                                        29
         Item 13.     Certain Relationships and Related Transactions                                             29
         Item 14.     Principal Accounting Fees and Services                                                     29

Part IV
         Item 15      Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                                                               29

         Signatures                                                                                              35



     The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex L.P. (referred to in this document as "Foamex L.P., we, us and/or our"), a wholly-owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 28, 2003, our operations are conducted directly and through our wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). As of December 28, 2003, Foamex L.P.'s partners were FMXI, Inc. ("FMXI") with a 1.7% managing general partnership interest and Foamex International with a 98.3% limited partnership interest.

     Throughout this Annual Report on Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in this manner, and you should review that information.

     We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports, available through www.sec.gov which is maintained by the SEC, can be accessed through the investor relations' page of our web site, which is located at www.foamex.com/investor.php.

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

     Carpet Cushion Products

     We manufacture carpet cushion products, which include rebond, prime, felt and rubber carpet padding. Prime carpet padding is made from virgin polyurethane foam buns. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive internal and external collection network from the automotive and foam industries on a worldwide basis. Our fiber operation incorporates both mechanical and chemical bonding techniques to produce high-end padding from virgin and recycled fibers. We produce high-end rubber carpet padding utilizing synthetic rubber.

     Automotive Products

     We are one of the largest suppliers of polyurethane foam products to the North American automotive industry. Our product lines include: foam rolls and flame-laminated composites, to improve comfort and provide pleasing appearance in seat covers and other interior soft-trim applications; thermoformable foams, to provide structure and shape in various substrate applications; acoustical foams, to reduce noise and improve sound quality in the vehicle; barrier foam products, which allow our customers to more efficiently process components with low-pressure injection-molding or foam-in-place manufacturing methods; molded energy-absorbing foams, to enhance occupant safety in vehicle crash situations; and molded seating cushions.

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

     We maintain our position in the  automotive  industry  through a continuing
focus  on  new  product  development,   flexible  and  efficient   manufacturing
capabilities, and outstanding quality and service.

     Technical Products

     We are one of the foam industry's prime innovators and producers of foams used for industrial, specialty, consumer and transportation applications, which we refer to as "Technical Products." Technical Products consist of reticulated foams and other custom polyester and polyether foams specially formulated to meet the needs of technical customers. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids. Other post processes such as felting, coating or laminating to other foams or materials give these composites specific properties.

     Reticulated foams particularly are well suited for fluid management such as filtration, reservoiring and sound attenuation; non-reticulated foams are used for energy management applications such as sound absorption and gasketing. Industrial applications include carburetors, computer cabinets, inkpad reservoirs, high-speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and foams used in x-rays. Other Technical Products have unique characteristics such as flame retardancy and fluid absorption. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes and cosmetic applications.

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

Marketing and Sales

     Foam Products sells directly to major bedding and furniture manufacturers and also through third party independent fabricators. In addition, we manufacture and distribute foam-based consumer products such as futons, pillows, mattress pads and children's furniture to retail chains. Our foam-based consumer products sales efforts are primarily regionally based. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive and innovative products and low freight costs through optimal plant location. Plant locations are critical in this regionalized business where the transportation cost typically comprises a significant portion of product cost.

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

International Operations

     Our international operations are located in Canada, Mexico and Asia. We operate four manufacturing facilities in Canada to service our cushioning and automotive customers and have five facilities in Mexico serving the automotive and cushioning industries. Four of the Mexican facilities are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

     We participate in a joint venture with fabrication facilities in Singapore and Thailand. In December 2001, we increased our non-controlling equity interest in the joint venture to 70%. The joint venture installed its first foam pourline during 2003. This pourline, which was entirely financed by the joint venture entity, will reduce foam shipping costs for sales to the region and increase the range of markets served.

     We have maintained a longstanding relationship with Recticel s.a. ("Recticel"), a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel.

Major Customers

     Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 16.3% of our net sales in 2003, 17.3% of our net sales in 2002, and 15.7% of our net sales in 2001. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers comprised approximately 34.7% of our net sales in 2003, 33.8% of our net sales in 2002 and 35.0% of our net sales in 2001. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

     Our manufacturing and distribution facilities are strategically located to service our major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost-effective within a 200 to 300 mile radius. During 2003, we closed certain carpet padding operations, foam pouring operations, and a foam fabrication operation.

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

     The prices of TDI and polyol have historically been cyclical and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity, oil prices and the current geopolitical instability and its impact on oil production and prices. We experienced increases in the average prices of raw materials from major chemical manufacturers in the year ended December 28, 2003 from the prior year. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so in the year ended December 28, 2003. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

     A key material needed in the manufacture of rebond carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

Employees

     As of December 28, 2003, we employed approximately 5,100 persons. Approximately 1,300 of these employees are located outside the United States and approximately 1,700 employees are covered by collective bargaining agreements with labor unions. These agreements expire on various dates through 2006. We consider relations with our employees to be good.

Competition

     The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Leggett & Platt Incorporated, Hickory Springs Manufacturing Company, Vitafoam, Inc., Flexible Foam Products, Inc., Future Foam, Inc. and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

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

Research and Development

     We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $3.6 million for 2003, $4.8 million for 2002 and $3.1 million for 2001.

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

     We continue to be highly leveraged and have substantial debt service obligations. As of December 28, 2003, our total long-term debt and revolving credit borrowings were approximately $745.6 million and our partners' deficiency was approximately $325.1 million. As of December 28, 2003, we had approximately $46.8 million in revolving loan availability and approximately $20.9 million in outstanding letters of credit. We may also incur additional debt in the future, subject to certain limitations contained in our debt instruments.

     The degree to which we are leveraged could have important consequences. For example:

     o    our ability to obtain  additional  financing in the future for working
          capital,   capital  expenditures,   acquisitions,   general  corporate
          purposes or other purposes may be limited;

     o a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available for operations;

     o some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates or inability to achieve certain financial conditions; and

     o our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us.

If we are unable to comply with our financial covenants, our bank lenders could cause all amounts outstanding under the Senior Secured Credit Facility and Secured Term Loan to be due and payable immediately.

     On August 18, 2003, Foamex L.P. and its bank lenders executed a $240.0 Million Senior Secured Credit Facility (the "$240.0 Million Senior Secured Credit Facility") and an $80.0 million Secured Term Loan with another lender (the "Secured Term Loan"), which, among other things, requires Foamex L.P. to meet a financial covenant. Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined, of 1.00. If we are unable to comply with the financial covenant, the bank lenders could cause all amounts outstanding under the Senior Secured Credit Facility and Secured Term Loan to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of Foamex L.P.'s other debt instruments, which unless cured or waived, would have a material adverse effect on us and could impair our ability to continue as a going concern.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt service obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Our annual debt service obligations will increase by $2.3 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding as of December 28, 2003. Our estimated debt service obligation for 2004 is $81.1 million, based on levels of debt and interest rates in effect at December 28, 2003. In addition, Foamex L.P.'s 13 1/2% senior subordinated notes (the "13 1/2% Senior Subordinated Notes"), currently in the face amount of $51.6 million, are due on August 15, 2005. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to refinance or restructure our debt or sell assets on a timely basis, on acceptable terms or at all. Furthermore, the proceeds of any refinancing, restructuring or asset sale may not generate sufficient cash flow to meet our debt service obligations. In addition, we may not be able to obtain additional financing on acceptable terms, if at all, or may not be permitted to obtain additional financing under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

We may incur more debt, which could exacerbate the risks described above.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The Senior Secured Credit Facility, Secured Term Loan and the indentures relating to Foamex L.P.'s 10 3/4% senior secured notes due 2009 (the "10 3/4% Senior Secured Notes"), 9 7/8% senior subordinated notes due 2007 (the "9 7/8% Senior Subordinated Notes") and 13 1/2% Senior Subordinated Notes due 2005 restrict Foamex L.P. and its subsidiaries in incurring additional indebtedness, but do not fully prohibit Foamex L.P. and its subsidiaries from doing so. If new debt is added to our and our subsidiaries' current debt levels, the related risks, including those described above, that we and they now face could intensify, which could have a material adverse effect on us.

The price and availability of raw materials account for a significant portion of our manufacturing costs. We have experienced significant increases in raw material costs and may continue to do so.

     The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the price of raw materials has been cyclical and volatile, and our principal suppliers of raw materials used in the manufacture of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years.

     We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were not able to fully do so in 2003. Our suppliers of TDI and polyol, as well as our other suppliers, may increase raw material prices in the future and we may not be able to implement additional selling price increases to fully offset raw material cost increases. This could have a material adverse effect on our business, financial condition and results of operations.

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

     A few of our customers are material to our business and operations. Sales to our five largest customers together accounted for approximately 34.7% of our net sales in 2003, 33.8% of our net sales in 2002, and 35.0% of our net sales in 2001. Sales to Johnson Controls, our largest customer, accounted for 16.3% of our net sales in 2003, 17.3% of our net sales in 2002, and 15.7% of our net sales in 2001. The loss, or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

Our customers' financial condition may have a material adverse effect on our business, financial condition and results of operations.

     In the ordinary course of business, we extend trade credit to our customers. In the event our customers, in the aggregate or certain significant customers, are not able to pay us for our products on a timely basis or at all, this could have a material adverse effect on our business, financial condition and results of operations.

We could incur significant costs if we are unable to renew leases for certain of our manufacturing facilities.

     We lease certain of our foam pouring facilities. In the event we are unable to renew our leases at these facilities, we could incur significant costs in relocating our manufacturing operations. Such costs could include the actual removal and relocation of equipment and inventory, the lost production time associated with the transition, relocation of certain key employees, training employees at the relocated manufacturing facilities, and additional costs for preparing the new locations for operations. In addition, we may not be able to secure the required permits at an optimal location. If we were unable to renew leases and were forced to relocate, the costs associated with such relocation could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive federal, state, local and foreign environmental laws and regulations.

     Our past and present business operations and the past and present ownership and operation of our real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment and the remediation of environmental contamination. We are currently remediating soil and groundwater contamination in excess of state standards at several of our current and former facilities. Further, we are currently designated a Potentially Responsible Party, or "PRP," by the United States Environmental Protection Agency, or "EPA", or by state environmental agencies or by other PRPs relating to 11 sites. We have accrued our estimated costs for remediation of these sites. If there are additional sites or our estimates are not correct, there could be a material adverse effect on our financial condition and results of operations. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, and discovery of new conditions may require us to make additional expenditures, which may be material.

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

ITEM 2.  PROPERTIES

     As of December 28, 2003, we maintained 56 manufacturing and distribution facilities. Total floor space in use at our 17 owned manufacturing and distribution facilities is approximately 3.4 million square feet and total floor space in use at our 39 leased manufacturing and distribution facilities is approximately 4.5 million square feet. Forty-seven of these facilities are located throughout 33 cities in the United States, four facilities are located in Canada, and five facilities are located in Mexico. We have approximately 1.9 million square feet of idle space of which approximately 1.1 million is leased.

     The lease for one of our foam pouring facilities expires in 2004. It is conceivable that this lease may not be extended or renewed. Like any other lease, if we are unable to extend or renew this lease, the costs associated with a relocation could have a material adverse effect on our business, financial condition, cash flow and results of operations. Except as described above, we do not anticipate any problem in renewing or replacing any of the leases expiring in 2004.

     We maintain administrative offices in Linwood, Pennsylvania and New York, New York.

     Property information by business segment is not reported because many of our facilities produce products for multiple business segments.

ITEM 3. LEGAL PROCEEDINGS

     Litigation--Breast Implants

     As of February 24, 2004, we and Trace International Holdings, Inc. ("Trace") were two of multiple defendants in 529 actions filed on behalf of approximately 652 recipients of breast implants in various United States courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the courts. During 1995, we, Foamex International and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. The number of pending cases has steadily declined over the last several years from a peak of 3,486 cases on behalf of approximately 5,766 individuals. Despite the 1995 Summary Judgment, some cases have been filed against us and Trace in federal courts. These have been dismissed and, in many cases, the actions were re-filed in state courts. No cases relating to breast implants are pending against us or Trace in federal courts at this time. None of Foamex International, we, or Trace nor any of our carriers has paid to settle any claims relating to breast implants, and no judgment has ever been entered against Foamex International, Trace, or us or any of our carriers in respect of these matters.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from us or from Trace. Neither we nor Trace recommended, authorized, or approved the use of foam for these purposes. We are also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay our litigation expenses after Trace's filing of a petition for relief under the Bankruptcy Code on July 21, 1999. Trace's insurance policies continue to cover certain liabilities of Trace, but if the limits of those policies are exhausted, Trace will be unable to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, without taking into account the indemnification provided by Trace, the coverage provided by Trace's and our liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to our consolidated financial position, results of operations or cash flows. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our financial position, results of operations and cash flows.

     Litigation--Other

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 28, 2003, we have accrued approximately $1.1 million for litigation, claims and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 28, 2003, we had accruals of approximately $2.5 million for environmental matters, including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to PRP sites and other matters.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. This standard will not require us to make material expenditures for our Canadian plants.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations, financial position or cash flows.

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

     (b) As of December 28, 2003, there were two holders of Foamex L.P.'s equity securities.

     (c) Listed below are the net cash receipts in accordance with tax sharing agreements. At December 28, 2003 and December 29, 2002, we have a liability of approximately $0.3 million to our partners in accordance with the tax sharing agreement.

                                          Tax Sharing Distributions
                                          -------------------------
                                            2003             2002
                                          --------         --------
                                                (thousands)
     FMXI                                  $   -            $   -
     Foamex International                      -             (105)
                                           -----            -----
                                           $   -            $(105)
                                           =====            =====

Limitations on Distributions

     Our financing agreements restrict our ability to make distributions to our partners.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data of Foamex L.P. The financial data should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

                                                                         Fiscal Year (1)
                                                ----------------------------------------------------------------
                                                    2003          2002       2001 (2)        2000        1999
                                                -----------    ----------   ----------    ----------  ----------
                                                                           (thousands)
Statements of Operations Data
   Net sales                                    $1,304,560     $1,328,094   $1,252,904    $1,257,778  $1,294,639
   Income (loss) from continuing
     operations (3)(4)                          $  (27,413)    $  (27,204)  $   (2,261)   $   19,603  $   20,061




                                                                         Fiscal Year (1)
                                                ----------------------------------------------------------------
                                                    2003          2002       2001 (2)        2000        1999
                                                -----------    ----------   ----------    ----------  ----------
                                                                           (thousands)
Balance Sheet Data
   Total assets                                 $  665,155     $  695,283   $  767,650    $  753,584  $  783,218
   Long-term debt, classified as current (5)    $   96,065     $        -   $        -    $        -  $        -
   Long-term debt, excluding current portion    $  640,621     $  738,540   $  648,232    $  687,758  $  725,297
   Partners' deficiency                         $ (325,131)    $ (305,786)  $ (178,128)   $ (158,503) $ (160,481)

(1) We changed to a fiscal year from a calendar year during 2002. We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2002 fiscal year included the 52 weeks ended December 29, 2002 after adjustment for December 31, 2001 which was included in the prior year.

(2) Includes the results of operations of General Foam Corporation from July 25, 2001, the date it was acquired.

(3) Includes net restructuring, impairment and other charges (credits), as discussed in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         2003 - $(1.8) million
         2002 - $ 4.8 million
         2001 - $36.1 million
         2000 - $ 6.3 million
         1999 - $10.5 million

(4) The provision for income taxes in 2000 and 1999 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998.

(5) Revolving credit borrowings under Foamex L.P.'s $240.0 Million Senior Secured Credit Facility are classified as current as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement ("EITF No. 95-22").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

EXECUTIVE SUMMARY
Overview

     We operate in the flexible polyurethane and advanced polymer foam products industry. Our operations are conducted directly and through our wholly-owned subsidiaries, Foamex Canada, Foamex Mexico and Foamex Asia. Business segments are listed below and business segment financial information is included in Note 11 to the consolidated financial statements. Please see Part I, Item 1 "Business" for a more complete description of the activities of our business segments.

     An executive vice president heads each of our principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring, impairment and other charges and corporate overhead. We do not allocate restructuring, impairment and other charges to operating segments because many of our facilities produce products for multiple segments.

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

     A small number of major customers produce a significant portion of our sales. In 2003, our largest customer provided 16.3% of our net sales and our five largest customers provided 34.7% of our net sales. Two of the five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     Operations

     The following table includes key elements of our financial statements expressed as a percentage of net sales for the years 1999 through 2003, except for net cash provided by (used for) operating activities which is expressed in millions of dollars.

                                      2003           2002            2001           2000             1999
                                    --------       --------        --------       --------         --------
Net Sales                            100.0%         100.0%          100.0%         100.0%           100.0%

Cost of Goods Sold                    89.0%          89.2%           85.8%          86.3%            86.1%

Gross Profit Margin                   11.0%          10.8%           14.2%          13.7%            13.9%

Selling, General and
   Administrative Expenses             6.2%           7.1%            6.3%           5.4%             5.8%

Operating Income Margin                4.9%           3.4%            5.0%           7.7%             7.3%

Interest and Debt
   Issuance Expense                    6.8%           5.2%            5.0%           6.0%             5.6%

Net Cash Provided by (Used
   For) Operating Activities          $18.1         $(49.6)         $108.7          $52.9            $68.6

     As demonstrated by the table above, our results in the last two years have significantly deteriorated when compared to the prior three years. Our gross profit margin has been reduced by approximately three percentage points while selling general and administrative expenses and interest and debt issuance expense have both increased as a percentage of net sales, as well as in absolute dollar terms. Net sales dollars have been relatively flat over the 5 year period with 2003 representing an increase of less than one percent compared to 1999.

     Our management is focusing on restoring former levels of profitability by concentrating on the following key areas:

     o    Managing raw material costs.

     o Maintaining selling price increases to customers to recover raw material and manufacturing cost increases.

     o    Controlling   and   reducing   labor  and   overhead   costs  both  in
          manufacturing and administration.

     o Developing new and more consumer-focused products and entering new markets with increased profit potential.

     Our major chemical suppliers increased the cost of our raw materials several times in late 2002. Prices stabilized during 2003 but average unit prices for 2003 were higher than for 2002. There can be no assurance that chemical prices will not increase in 2004. We manage raw material costs by seeking alternative sources of supply, locking in prices when possible and negotiating discounts and rebates for volume purchases.

     We have been only partially successful in raising selling prices to recover raw material and other cost increases. Selling price increases, reduced cost and increased mix of higher profit products are the major factors in restoring gross profit margin percentage to the 14% level experienced in 1999-2001 from the 11% level of 2002 and 2003.

     We are focused on reducing both manufacturing costs and administrative expenses. We believe that our manufacturing operations are now of the appropriate scale and location to meet demand for our products as a result of closing several facilities in 2002 and 2003. We believe that manufacturing costs can be further reduced by emphasizing efficiency and better supply chain management. Our focus areas for further reductions in administrative expenses are employee related costs and professional service fees. Effective February 10, 2004, the Chairman of Foamex International resigned by mutual agreement with the Foamex International Board of Directors. As a result of this resignation, we may close our New York office, which was primarily used by the former Chairman of Foamex International.

     In late 2003, we began to market an all foam mattress product that is vacuum packed in a box and designed to be carried home and self-installed by the consumer. We believe this product provides the consumer with convenience and price advantages when compared to traditional bedding products. We plan to develop and market additional consumer products and enter other consumer markets. We believe that we can achieve higher net sales and gross profit through this approach. We will also continue our development efforts in our other product offerings, especially our Technical Products.

     If we can restore our gross profit margin to 14% or more and reduce and control administrative costs, we may be able to restore operating income to the level experienced in 1999 and 2000 and cash flow from operations to the level experienced in 1999, 2000 and 2001. At those levels we should be able to reduce borrowings and also cash interest expense. Our next large required debt repayment is $51.6 million principal of our 13 1/2% Senior Subordinated Notes due August 15, 2005.

     Financing

     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and a Secured Term Loan with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L.P. Amended Credit Facility (the "Amended Credit Facility") which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At December 28, 2003, Foamex L.P. had available borrowings of approximately $46.8 million and letters of credit outstanding of $20.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 28, 2003, the weighted average interest rates were 4.53% and 4.42% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying balance sheet as of December 28, 2003 as required by EITF No. 95-22.

     The Secured Term Loan will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of December 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $17.7 million for the year ended December 28, 2003 and will be $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or we must obtain additional financing. We cannot determine at this time if we will be able to obtain financing at a reasonable cost, or at all. The 13 1/2% Senior Subordinated Notes will be required to be classified as a current liability on our consolidated balance sheet beginning in the third quarter of 2004.

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

     Revenue Recognition

     We record net sales when product title and the risks and rewards of ownership passes to the customer, the sales price is fixed and determinable and collection is reasonably assured. Products are shipped FOB shipping point. Net sales are reduced by allowances for estimated discounts, returns and customer rebates based on our experience. Balances for allowances and rebates are reviewed at least quarterly and are adjusted if warranted.

     Accounts Receivable and Allowance for Uncollectible Accounts

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

     Goodwill

     We evaluate the recoverability of goodwill on an annual basis as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We perform this annual evaluation as of the first day of the fourth fiscal quarter, or more frequently if events or changes in circumstances, such as declining sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds it estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on businesses' strategic plans and long range planning forecasts.

     Self Insurance

     We are partially self-insured for a number of risks up to certain limits including workers compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises significant judgment in estimating the ultimate liability for claims. The services of an outside actuary are used to assist management in their evaluation of the liability for workers' compensation and automobile claims.

     Retiree Benefit Plans

     We provide defined benefit pension plans that cover most of our employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. These assumptions include the discount rate on projected benefit obligations, and the expected long-term rate of return on plan assets. The discount rate on projected benefit obligations enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. We assumed weighted average discount rates of 7.25%, 7.00% and 6.50% to calculate pension expense for 2001, 2002 and 2003, respectively. A 0.50% reduction in this assumption would increase the interest component of pension expense by approximately $0.6 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that long-term returns on our pension plans were 9.0% in 2003, 2002 and 2001. A 0.50% reduction in this assumption would increase pension expense by approximately $0.4 million. Amortization of losses has been and continues to be a significant component of pension expense and this amortization is expected to increase by approximately $0.4 million in 2004. The losses have resulted from actual returns that were less than the expected return assumption, particularly over the 2000-2002 period, and funding levels that have not been sufficient to offset the growth in benefit obligations. In 2003, actual returns were significantly higher than the expected return assumption and we expect pension expense to decrease by $1.4 million to $1.8 million in 2004 primarily because of the growth in plan assets. We anticipated funding of $11.8 million to retiree benefit plans in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our operating cash requirements consist principally of accounts receivable, inventory and accounts payable requirements, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures, and employee benefit plans. We believe that cash flow from our operating activities, cash on hand and periodic borrowings under our credit facility will be adequate to meet liquidity requirements for the next 12 months. Scheduled principal payments on our debt are not significant until the second half of 2005. The ability of us to make distributions to Foamex International is restricted by the terms of our financing agreements.

     Cash and cash equivalents were $6.6 million at December 28, 2003 compared to $4.4 million at December 29, 2002. Working capital at December 28, 2003 was $18.7 million and the current ratio was 1.06 to 1 compared to working capital at December 29, 2002 of $118.0 million and a current ratio of 1.59 to 1. The decrease in working capital is primarily due to the requirement to classify $96.1 million of borrowings under the revolving credit portion of its $240.0 Million Senior Secured Credit Facility as current in accordance with EITF No. 95-22 (see Note 7 to the consolidated financial statements).

     Total long-term debt and revolving credit borrowings at December 28 2003 was $745.6 million, a $7.0 million increase from December 29, 2002. As of December 28 2003, there were revolving credit borrowings of $96.1 million under the $240.0 Million Senior Secured Credit Facility with $46.8 million available for borrowings and $20.9 million of letters of credit outstanding. Revolving credit borrowings at December 28, 2003 reflect working capital requirements.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ended December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003.

     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and a Secured Term Loan with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L.P. Amended Credit Facility (the "Amended Credit Facility"). In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million in 2003.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 28, 2003, the weighted average interest rates were 4.53% and 4.42% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The Secured Term Loan will mature on April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of December 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $17.7 million for the year ended December 28, 2003 and will be $36.0 million for the year ending January 2, 2005.

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

     As discussed above, our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or obtain additional financing. We may not be able to obtain financing at a reasonable cost, or at all.

     Cash Flow from Operating Activities

     Cash provided by operating activities in 2003 was $18.1 million compared to cash used of $49.6 million in the 2002. Cash provided by operating activities consisted principally of depreciation and amortization of $26.0 million and amortization and write off of $17.4 million of costs associated with debt, reduced by our net loss of $27.4 million. We also had cash costs of $11.3 million to pay restructuring liabilities.

     Cash Flow from Investing Activities

     Cash used in investing activities totaled $8.6 million for 2003. Cash requirements included capital expenditures of $6.5 million and capitalized software development costs of $3.3 million. Cash used for investing activities in 2002 included capital expenditure of $15.6 million and capitalized software development costs of $8.0 million. Estimated capital expenditures for 2004 are approximately $10.0 million. In addition, we expect to spend approximately $4.2 million for internally developed software in 2004, a portion of which may be capitalized.

     Cash Flow from Financing Activities

     Cash used for financing activities was $7.2 million in 2003 compared to cash provided by of $60.0 million in 2002. During 2003, we utilized $130.0 million of proceeds from new term loans and an increase in revolving credit borrowings of $44.2 million to repay $162.2 million of term loans under our former Amended Credit Facility and to pay $11.9 million of debt issuance costs.

     Contractual Obligations

     Our contractual obligations as of December 28, 2003 are shown in the following table:

                                                            Payment due by Period
                                        -------------------------------------------------------------------
Contractual Obligations                  Total       2004       2005-06          2007-08    2009 and beyond
-----------------------                 -------    --------    ---------      ------------  ---------------
                                                              (millions of dollars)
Long-Term Debt, including
   Capital Leases                       $732.2      $  8.9       $ 67.7         $349.6 (1)      $306.0
Interest (2)                            $297.5      $ 72.2       $135.8         $ 73.0          $ 16.5
Operating Leases                        $ 44.9      $ 14.1       $ 16.7         $  8.2          $  5.9
Purchase Obligations (3)                $592.5      $224.7       $125.9         $122.9          $119.0
Restructuring Liabilities               $  9.7      $  3.9       $  1.9         $  1.3          $  2.6
Employee Benefits and Other (4)

(1) Includes $96.1 million of revolving credit borrowings due in 2007 but classified as current in the consolidated balance sheet to comply with EITF 95-22. See Note 7 to the consolidated financial statements.

(2) Includes interest applicable only to borrowings outstanding at December 28, 2003 computed using interest rates in effect as of December 28, 2003 through the due dates of the borrowings as defined by the applicable financing agreements.

(3) Includes outstanding purchase orders and other commitments to purchase minimum quantities of materials or services.

(4) We have obligations to provide employee benefits including those under our defined benefit and defined contribution retirement plans and our medical benefit plan. In addition, we are partially self-insured for a number of risks including workers' compensation, automobile and general liability. Due to the many variables involved, accurate estimates of these future obligations cannot be made. In 2003, payments for these obligations aggregated approximately $34.6 million.

RESULTS OF OPERATIONS

                                                Carpet
                                   Foam         Cushion       Automotive     Technical
                                 Products       Products       Products      Products        Other        Total
                                 --------       --------      ----------     ---------     --------    ----------
2003                                                        (dollars in thousands)
Net sales                        $507,586       $208,855       $447,068       $117,450     $ 23,601    $1,304,560
Income (loss) from operations    $ 43,983       $  5,395       $ 33,399       $ 32,115     $(50,456)   $   64,436
Depreciation and amortization    $ 11,002       $  3,275       $  2,815       $  2,931     $  6,022    $   26,045
Income (loss) from operations
   as a percentage of net sales       8.7%           2.6%           7.5%          27.3%      n.m.(a)          4.9%

2002
Net sales                        $471,005       $234,001       $466,718       $124,124     $ 32,246    $1,328,094
Income (loss) from operations    $ 45,466       $  1,239       $ 34,146       $ 35,185     $(71,459)   $   44,577
Depreciation and amortization    $ 13,632       $  5,904       $  3,721       $  2,815     $  5,520    $   31,592
Income (loss) from operations
   as a percentage of net sales       9.7%           0.5%           7.3%          28.3%      n.m.(a)          3.4%



                                                Carpet
                                   Foam         Cushion       Automotive     Technical
                                 Products       Products       Products      Products        Other        Total
                                 --------       --------      ----------     ---------     --------    ----------
2001                                                        (dollars in thousands)
Net sales                        $499,668       $230,965       $377,753       $111,043     $ 33,475    $1,252,904
Income (loss) from operations    $ 81,144       $  7,422       $ 27,040       $ 32,692     $(85,133)   $   63,165
Depreciation and amortization    $ 11,018       $  5,390       $  4,150       $  2,670     $ 10,760    $   33,988
Income (loss) from operations
   as a percentage of net sales      16.2%           3.2%           7.2%          29.4%      n.m.(a)          5.0%

(a) Not meaningful.

     Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. At the end of 2003, we changed our measure of segment operating income to exclude an allocation of corporate overhead, as our management no longer evaluates the performance of our segments using this allocation. Rather we now attempt to manage and control these costs independent of segment performance. Segment results for 2002 and 2001 have been adjusted to reflect this change for comparative purposes.

2003 Compared to 2002

     Net sales for 2003 decreased 2% to $1,304.6 million from $1,328.1 million in 2002. An increase in Foam Products net sales were more than offset by decreases in the other segments. Selling price increases in all segments were more than offset, in the aggregate, by reductions in volume. The volume reductions were primarily due to the requirement to increase selling prices and plant closures as we shifted away from unprofitable business.

     Gross profit was $143.7 million, or 11.0%, in 2003 compared to $143.7 million, or 10.8%, in 2002. Gross profit margin has improved throughout 2003 from the depressed levels experienced in the second half of 2002 as we have been successful at recovering some of the raw material cost increases experienced in the second half of 2002 and we have realized manufacturing cost savings.

     Income from operations for 2003 was $64.4 million, or 4.9% of net sales, which represented a 45% increase from the $44.6 million, or 3.4% of net sales, reported for 2002. Selling general and administrative expenses decreased $13.3 million, or 14%, due primarily to lower employee costs and professional fees. In 2002, we incurred $4.9 million of organizational and transaction costs in connection with a proposed public offering of a subsidiary, which was subsequently terminated, and a proposed sale of the Carpet Cushion products segment. Restructuring, impairment and other credits discussed below were $1.8 million in 2003, while we recorded restructuring, impairment and other charges of $4.8 million in 2002.

     Foam Products

     Foam Products net sales for 2003 increased 8% to $507.6 million from $471.0 million in 2002 primarily due to increases in selling prices to customers and increased volumes of consumer products, partially offset by decreases in volume in other markets. Income from operations decreased 3%, to $44.0 million in 2003 from $45.5 million in 2002, primarily due to increases in the cost of raw materials. Income from operations was 8.7% of net sales in 2003, and 9.7% of net sales in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2003 decreased 11% to $208.9 million from $234.0 million in 2002. Average selling prices increased but were more than offset by an approximate 16% decline in volumes, as we closed several carpet cushion facilities in 2002 and 2003 to focus this business on more profitable markets. Income from operations increased $4.2 million, or 335%, primarily due to cost containment from the streamlining of operations and higher selling prices. Income from operations represented 2.6% of net sales in 2003 and 0.5% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for 2003 decreased 4% to $447.1 million from $466.7 million in 2002. Sales declined throughout the second half of 2003 as a major customer decreased its purchases from us in an effort to diversify its supplier base. While some of this business has been recovered from other customers, automotive products net sales were just over $100 million per quarter in the second half of 2003, which is an annual rate of more than $60.0 million less than the 2002 net sales. For the full year 2003, volumes were down about 1% and average selling prices were down about 3% due to lower fabric costs passed on to customers. Income from operations decreased $0.7 million, or 2%, as the lower sales were partially offset by lower manufacturing costs, resulting from a plant closure in early 2003 and labor and overhead reductions. Income from operations represented 7.5% of net sales in 2003 and 7.3% of net sales in 2002.

     Technical Products

     Net sales for Technical Products in 2003 decreased 5% to $117.5 million from $124.1 million in 2002 primarily due to a decrease in volume of 9% partially offset by an increase in average selling prices. Income from operations decreased 9% to $32.1 million in 2003 compared to $35.2 million in 2002 due to higher raw material and overhead costs. Income from operations represented 27.3% of net sales in 2003 and 28.3% of net sales in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges. The $8.6 million, or 27%, decrease in net sales associated with this segment primarily resulted from the Mexico City operation and was primarily due to a decline in the consumer products business. The loss from operations was $50.5 million in 2003 and included restructuring, impairment and other credits of $1.8 million, discussed below. The loss from operations in 2002 was $71.5 million, including restructuring, impairment and other charges of $4.8 million, discussed below. Corporate overhead expenses and employee costs decreased $7.8 million in 2003 compared to 2002.

     Restructuring, Impairment and Other Charges

     In 2003, we recorded restructuring credits of $1.8 million consisting of a $3.2 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have been substantially completed, and a charge of $1.1 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, we recorded a $0.3 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at our Mexico City operations. The actions under this plan were substantially completed in 2003.

     In 2002, we recorded net restructuring, impairment and other charges of $4.8 million. Fourth quarter charges of $10.0 million included severance and other termination benefits for approximately 200 employees and exit costs and remaining lease payments related to the reorganization of executive and corporate management and the closure of six operations. Approximately 60 of the planned terminations occurred during 2002 with the remainder occuring in 2003. The charges also included $2.5 million of asset impairments, primarily for leasehold improvements and machinery and equipment in the Carpet Cushion Products segment. Earlier in 2002, we recorded restructuring, impairment and other credits of $5.2 million including a reversal of approximately $3.7 million from the reevaluation of the 2001 Operational Reorganization Plan.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $88.4 million in 2003, which represented a 27% increase from 2002 expense of $69.7 million. The 2003 and 2002 periods include charges of $12.9 million and $4.9 million, respectively, relating to the write off of debt issuance costs as a result of early extinguishment of debt. Higher average debt levels, higher effective interest rates and higher amortization of debt issuance costs all contributed to the increase in 2003.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $1.2 million in 2003 and $1.6 million in 2002. Income from an equity interest in a joint venture in Eastern Europe was $0.3 million in 2003 and $0.1 million in 2002.

     Other Income (Expenses), Net

     Other expense, net was $3.4 million in 2003 compared to $2.0 million in 2002. We incurred foreign currency transaction losses of $2.7 million in 2003 compared to foreign currency transaction losses of $2.3 million in 2002.

     Provision for Income Taxes

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

     Cumulative Effect of Accounting Change

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

     The gross profit margin was $143.7 million, or 10.8%, in 2002 compared to $178.5 million, or 14.2%, in 2001 primarily as a result of increases in the cost of our major chemical raw materials during the second half of 2002. The gross profit margin was further reduced by higher manufacturing costs principally in the Foam Products segment, unfavorable yields, higher manufacturing overhead expenses and unfavorable production mix. We are seeking to improve gross profit margins through customer selling price increases, selective elimination of unprofitable customer accounts and products, and reductions in manufacturing overhead expenses.

     Income from operations for 2002 was $44.6 million, which represented a 29% decrease from the $63.2 million reported for 2001. Income from operations was 3.4% of net sales in 2002 compared to 5.0% of net sales in 2001. The decrease is attributable to the reduced gross profit margins as discussed above. In addition, selling, general and administrative expenses increased by $15.0 million, or 19%, which included $3.6 million of organizational costs in connection with a proposed public offering of a subsidiary which was subsequently terminated. Selling, general and administrative expenses also included $1.3 million of transaction costs associated with the proposed sale of our Carpet Cushion Products segment which was subsequently terminated. The remainder of the increase was primarily due to higher professional service fees for information technology and accounting services and employee related expenses, partially offset by reduced goodwill amortization and lower bad debt expense. Partially offsetting the decrease in gross profit and increased selling, general and administrative expenses was a decline of $31.3 million in restructuring, impairment and other charges which is more fully discussed below.

     Foam Products

     Foam Products net sales for 2002 decreased 6% to $471.0 million from $499.7 million in 2001. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001. Foam Products gross profit margin was 12.3% in 2002, down from 18.8% in 2001. Income from operations decreased 44%, to $45.5 million in 2002 from $81.1 million in 2001, primarily due to increased raw material costs, lower net sales and higher manufacturing costs. Income from operations was 9.7% of net sales in 2002, down from 16.2% of net sales in 2001.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2002 increased 1% to $234.0 million from $231.0 million in 2001. We were able to increase our market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Income from operations, which principally reflected higher raw material and other operating costs during 2002 and included expenses of $1.3 million in 2002 associated with the proposed sale of the business which was subsequently terminated, represented 0.5% of net sales in 2002 and 3.2% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for 2002 increased 24% to $466.7 million from $377.8 million in 2001. The improvement primarily reflected a continued high build rate for new cars and new product programs. We were informed that our largest customer intends to reduce its purchases of certain products from us in 2003 to diversify its supply base. Automotive Products gross profit margin was 8.4% in 2002 and 2001 and reflects the impact of higher raw material costs offsetting the contribution from increased net sales. Income from operations represented 7.3% of net sales in 2002 and 7.2% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in 2002 increased 12% to $124.1 million from $111.0 million in 2001. Higher sales partially reflected sales from the acquisition of General Foam Corporation in July 2001 (see Note 3 to the consolidated financial statements). Income from operations increased 8% to $35.2 million in 2002 compared to $32.7 million in 2001. The decrease reflects the contribution from higher net sales offset by higher material costs and the costs related to a proposed public offering of a subsidiary as described above. Income from operations represented 28.3% of net sales in 2002 compared to 29.4% in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges. The 4% decrease in net sales associated with this segment primarily resulted from the Mexico City operation. The loss from operations was $71.5 million in 2002 and included restructuring, impairment and other charges, discussed below. The loss from operations in 2001 was $85.1 million, including restructuring, impairment and other charges of $36.1 million, discussed below. Corporate overhead expenses and employee costs increased by $16.1 million in 2002.

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

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $69.7 million in 2002, which represented a 10% increase from 2001 expense of $63.2 million. The increase was attributable to higher amortization of debt issuance cost. We capitalized interest of $0.3 million in 2002 compared to $1.4 million in 2001.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $1.6 million in both 2002 and 2001. We have a 70% ownership interest in the joint venture since December 2001. Previously our ownership interest was 49%.

     Provision for Income Taxes

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

     Cumulative Effect of Accounting Change

     The cumulative effect of accounting change in 2002 includes a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142.

OTHER

Environmental Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 28, 2003, we had accruals of approximately $2.5 million for environmental matters including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to sites where we had been designated as a Potentially Responsible Party or "PRP" by the EPA or a state authority and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. This standard will not require us to make material expenditures for our Canadian plants.

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

     The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

Claims and Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. If management's assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 28, 2003, we had accrued approximately $1.1 million for litigation and other legal matters in addition to the environmental matters discussed above.

Inflation, Raw Material Costs and Other Matters

     On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, we believe we have the flexibility in operations and capital structure to maintain a competitive position. The prices of the two principal chemicals used by us in manufacturing, TDI and polyol, are influenced by demand and manufacturing capacity. In addition, the prices of TDI and polyol are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. Results for 2003 and 2002 were negatively impacted by higher average costs for raw materials. In 2001, the beginning of the economic slowdown resulted in excess manufacturing capacity for the major chemical suppliers. This, coupled with declining oil prices, resulted in lower costs for raw materials in 2001. We experienced significant increases in the prices of raw material from major chemical manufacturers during 2002. We sought to recover these cost increases through manufacturing process efficiencies and selling price increases, but were only partially able to do so during 2003 and 2002. We may not be successful in implementing further selling price increases to fully recover raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, additional selling price increases to offset raw material cost increases. Additionally, we must reduce and control our other operating and corporate expenses including selling, general and administrative expenses to offset raw material cost increases. A failure to recover cost increases could result in debt covenant violations which may lead to lenders demanding immediate payment of our outstanding debt and impair our ability to continue as a going concern.

     The lease for one of our foam pouring facilities expires in 2004. It is conceivable that this lease may not be extended or renewed. Like any other lease, if we are unable to extend or renew this lease, the costs associated with a relocation could have a material adverse effect on our business, financial condition, cash flow and results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 28, 2003, indebtedness with variable interest rates totaled $231.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and financial statement schedules is included in Item 15(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       None

ITEM 9a.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls

     Foamex L.P. maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.

     Foamex L.P. carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of Foamex L.P.'s disclosure controls and procedures pursuant to the Exchange Act rule as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that Foamex L.P.'s disclosure controls and procedures are effective in providing reasonable assurance that material information required to be included in Foamex L.P.'s Exchange Act reports is made known to management on a timely basis during the period when Foamex L.P.'s periodic reports are being prepared.

     Changes in Internal Controls

     Foamex L.P. determined during the fourth quarter of 2003 that the value of certain in-transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to Foamex L.P.'s auditors and to the audit committee of Foamex International's Board of Directors. As a result, Foamex L.P. restated its financial statements for each of the three quarters of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the respective periods. Foamex L.P. has instituted procedures intended to ensure that the value of the in-transit raw material inventory is more effectively monitored.

     Except as discussed above, there have been no significant changes in internal control over financial reporting that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

     The information required by this Part III (Items 10, 11, 12, 13 and 14) is not applicable since Foamex L.P. is a wholly-owned subsidiary of Foamex International.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial statements.

     Foamex L.P.  and Subsidiaries
       Independent Auditors' Report                                                                           F-2
       Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002                              F-3
       Consolidated Statements of Operations for the years ended December 28, 2003,
         December 29, 2002 and December 31, 2001                                                              F-5
       Consolidated Statements of Cash Flows for the years ended December 28, 2003
         December 29, 2002 and December 31, 2001                                                              F-6
       Consolidated Statements of Partners' Deficiency for the years ended December 28, 2003
         December 29, 2002 and December 31, 2001                                                              F-7
       Notes to Consolidated Financial Statements                                                             F-8

     Foamex Capital Corporation
       Independent Auditors' Report                                                                          F-36
       Balance Sheets as of December 28, 2003 and December 29, 2002                                          F-37
       Notes to Balance Sheets                                                                               F-38

     Foamex L.P. and Subsidiaries Financial Statement Schedule
       Schedule II - Valuation and Qualifying Accounts                                                        S-2

(b)  Reports on Form 8-K.

     None

(c)  Exhibits.

2.1(k)         - Transfer  Agreement,  dated as of  February  27,  1998,  by and between Foam Funding LLC and Foamex L.P.
2.2(k)         - Asset Purchase Agreement, dated as of February 27, 1998, by and among Foamex Carpet Cushion, Inc. ("Foamex Carpet"), Foamex International Inc. ("Foamex International" or the "Company"), Foam Funding LLC and General Felt Industries, Inc. ("General Felt").

3.1(a)         - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)       - Fourth Amended and Restated Agreement of Limited Partnership of
                 Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. and Trace Foam Company, Inc., as general partners, and Foamex International, Inc. as a limited partner (the "Partnership Agreement").
3.2.2(b)       - First  Amendment to the Partnership  Agreement,  dated June 28,
                 1994.
3.2.3(c)       - Second  Amendment  to the  Partnership  Agreement,  dated  June
                 12,1997.
3.2.4(h)       - Third  Amendment to the Partnership  Agreement,  dated December
                 23, 1997.
3.2.5(k)       - Fourth Amendment to the Partnership  Agreement,  dated February
                 27, 1998.
3.2.6(r)       - Fifth Amendment to the Partnership  Agreement,  dated March 26,
                 2002.
3.3(i)         - Certificate of Incorporation of FMXI.
3.4(i)         - By-laws of FMXI.
3.5(e)         - Certificate of Incorporation of Foamex Capital Corporation.
3.6(e)         - By-laws of Foamex Capital Corporation.
3.9(s)         - Certificate of Incorporation of Foamex Asia, Inc.
3.10(s)        - By-laws of Foamex Asia, Inc.
3.11(s)        - Certificate of Incorporation of Foamex Latin America, Inc.
3.12(s)        - By-laws of Foamex Latin America, Inc.
3.13(s)        - Certificate of Incorporation of Foamex Mexico, Inc.
3.14(s)        - By-laws of Foamex Mexico, Inc.
3.15(s)        - Certificate of Incorporation of Foamex Mexico II, Inc.
3.16(s)        - By-laws of Foamex Mexico II, Inc.
4.1(c)         - Indenture, dated as of June 12, 1997, by and among Foamex L.P.,
                 FCC, the subsidiary guarantors and The Bank of New York, as trustee, relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007, including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.3(h)       - First  Amendment to  Indenture,  dated as of December 23, 1997, between Foamex LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.3(k)       - Second Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc., Foamex Fibers, Inc., and Foamex LLC, as withdrawing guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.4(r)       - Third  Supplemental  Indenture,  dated  as of March  25,  2002, between Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.2.3(r)       - Second  Supplemental  Indenture,  dated as of March  25,  2002, between Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.3.1(h)       - Indenture,  dated as of December 23, 1997,  by and among Foamex
                 L.P., Foamex Capital Corporation, the subsidiary guarantors, Crain Holdings Corp., as intermediate obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior Subordinated Notes due 2005, including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.3.1(k)       - First  Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc., Foamex Fibers, Inc. and Foamex LLC, as withdrawing guarantors, Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.3.1(r)       - Indenture,  dated as  of March 25,  2002,  among  Foamex  L.P.,
                 Foamex Capital Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, including as exhibits thereto, the form of note, relating to $300,000,000 principal amount of 10 3/4% Senior Secured Notes due 2009, including form of Senior Secured Note and Subsidiary Guaranty.
4.3.2(r)       - Pledge and Security Agreement, dated as of March 25, 2002, made by Foamex L.P. and U.S. Bank National Association, as collateral agent.
4.3.3(r)       - Patent  Security  Agreement,  dated as of March  25,  2002,  by
                 Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.

4.3.4(r)       - Trademark  Security  Agreement,  dated as of March 25, 2002, by
                 Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.5(r)       - Copyright  Security  Agreement,  dated as of March 25, 2002, by
                 Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.6(r)       - Registration  Rights  Agreement,  dated  as of March 25,  2002, among Foamex L.P., Foamex Capital Corporation, the Guarantors party thereto and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Scotia Capital (USA) Inc., Bear, Stearns & Co. Inc., and Jefferies & Company, Inc., as initial purchasers.
4.15.1(v)      - Credit  Agreement,  dated as of August 18,  2003,  among Foamex
                 L.P. as a Borrower and Guarantor, Foamex International Inc., FMXI, Inc., Foamex Canada Inc., Foamex Capital Corporation, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc., Foamex Asia, Inc. and Foamex Carpet Cushion LLC as Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A. as the Administrative Agent.
4.15.2(v)      - Pledge and  Security  Agreement,  dated as of August 18,  2003, among Foamex L.P. and Bank of America, N.A. as Administrative Agent.
4.15.3(w)      - Amendment  No. 1 to Credit  Agreement,  dated as of December 1,
                 2003, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Bank of America, N.A. as Administrative Agent.
4.16.1(v)      - Credit  Agreement,  dated as of August 18,  2003,  among Foamex
                 L.P. as a Borrower and Guarantor, Foamex International Inc., FMXI, Inc., Foamex Canada Inc., Foamex Capital Corporation, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc., Foamex Asia, Inc. and Foamex Carpet Cushion LLC as Guarantors, the financial institutions party thereto from time to time as lenders and Silver Point Finance, LLC as the Administrative Agent.
4.16.2(v)      - Pledge and  Security  Agreement,  dated as of August 18,  2003, among Foamex L.P. and Silver Point Finance, LLC as Administrative Agent.
4.16.3(w)      - Amendment  No. 1 to Credit  Agreement,  dated as of December 1,
                 2003, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.17.1(v)      - Intercreditor  Agreement,  dated  as of August 18, 2003,  among
                 Bank of America, N.A., as Senior Bank Agent and Senior Collateral Agent, Silver Point Finance, LLC, as Senior Term Loan B Agent and as future Senior Collateral Agent after a Discharge of Senior Bank Lender Claims has occurred, U.S. Bank National Association, as trustee and collateral agent under the Indenture referred to below, and Foamex L.P., a Delaware limited partnership.
10.1(d)        - Reimbursement  Agreement,  dated as of March 23, 1993,  between
                 Trace Holdings and General Felt Industries, Inc.
10.2(d)        - Shareholder Agreement, dated December 31, 1992, among Recticel,
                 s.a. ("Recticel"), Recticel  Holding  Noord B.V.,  Foamex L.P.,
                 Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement.
10.3(e)        - Asset Transfer Agreement,  dated as of October 2, 1990, between
                 Trace International Holdings, Inc. ("Trace Holdings") and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.4(e)        - First  Amendment,  dated as of December 19, 1991,  to the Trace
                 Holdings Asset Transfer Agreement.
10.5(e)        - Amended and Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam Company, Inc. ("Trace Foam") in favor of Foamex L.P.
10.6(e)        - Asset Transfer Agreement,  dated as of October 2, 1990, between
                 Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.7(e)        - First  Amendment,  dated as of December  19,  1991,  to the RFC
                 Asset Transfer Agreement.
10.10.5(g)     - The Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The Foamex
                 Products Inc. Hourly Employee Retirement Plan"), as amended December 31, 1995.
10.10.6(g)+    - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.12(q)+   - Foamex Supplemental  Executive Retirement Plan, effective as of
                 May 15, 2001.
10.10.13(q)+   - Split   Dollar  Life   Insurance   Agreement   Between   Foamex
                 International Inc. and Marshall S. Cogan, dated as of December 31, 2001.

10.11.4(n)+    - Termination and Release  Agreement dated as of January 30, 2001 by and between Foamex International and John G. Johnson, Jr. 10.11.5(q)+ - Termination and Release Agreement dated as of December 6, 2001, by and between the Foamex International and John Televantos. 10.11.1(m)+ - Employment Agreement, dated as of January 1, 1999, by and between Foamex International and Marshall S. Cogan.
10.11.8(q)+    - First Amendment to Employment  Agreement,  dated as of December
                 31, 2001, by and between Foamex International Inc. and Marshall
                 S. Cogan.
10.11.10(u)+   - Severance Agreement and Release, dated as of November 23, 2002, by and between Foamex International and Theodore J. Kall. 10.11.11(u)+ - Severance Agreement and Release, dates as of January 31, 2003, by and between Foamex International and Pratt W. Wallace, Jr. 10.11.12* - Form of Foamex International Inc. Code of Ethics for Director,
                 Officer, Senior Management and Certain Other Employees. 10.11.13(w)+ - Amended and Restated Employment Agreement, dated January 27,
                 2004,  by  and  between  Foamex  International  and  Thomas  E.
                 Chorman.
10.11.14(w)+   - Amended and Restated  Employment  Agreement,  dated January 26,
                 2004, by and between Foamex International and K. Douglas Ralph. 10.16.1(k) - Supply Agreement, dated as of February 27, 1998, by and between
                 Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(k) - Administrative Services Agreement, dated as of February 27,
                 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(e)+      - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.18(e)+      - Equity Growth Participation Program.
10.19(f)+      - The Foamex L.P.  Salaried Pension Plan (formerly,  "The General
                 Felt Industries, Inc. Retirement Plan for Salaried Employees"), effective as of January 1, 1995.
10.22(l)+      - Foamex  International  Amended and  Restated  1993 Stock Option
                 Plan.
10.23(a)+      - Foamex International Non-Employee Director Compensation Plan.
10.24(o)+      - Foamex  International  Equity  Incentive Plan for  Non-Employee
                 Directors.
10.25(o)+      - Foamex International Key Employee Incentive Bonus Plan.
10.26(p)+      - Agreement with Consultant,  dated April 24, 2001 by and between
                 Robert J. Hay and Foamex L.P.
10.29(t)+      - Foamex International 2002 Stock Award Plan.
10.17.2(j)     - Loan Agreement between Hua Kee Company Limited and Foamex Asia,
                 Inc., dated as of July 8, 1997.
10.18.1(p)     - Joint  Venture  Agreement  between Hua Kee Company  Limited and
                 Foamex Asia, Inc. amended and restated as of December 3, 2001. 10.44(s)+ - Agreement with Consultant, dated August 8, 2002, by and between
                 Raymond E. Mabus, Jr. and Foamex International.
21*            - Subsidiaries of Foamex L.P.
31.1*          - Certification  of Chief Executive  Officer  pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
31.2*          - Certification  of Chief Financial  Officer  pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
32.1*          - Certification  of Chief Executive  Officer  pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.
32.2*          - Certification  of Chief Financial  Officer  pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------
*      Filed herewith.

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

(d) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. and FCC for fiscal 1992.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

(f) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal 1993.

(g) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

(h) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., FCC and Foamex International reporting an event that occurred December 23, 1997.

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

(l) Incorporated herein by reference to the Exhibit to Foamex International's definitive proxy statement dated May 31, 2000.

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for year ended December 31, 2000.

(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 31, 2001.

(o) Incorporated herein by reference to the Appendix to Foamex International's definitive amended and restated proxy statement, dated July 12, 2001.

(p) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001.

(q) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2001.

(r) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended March 31, 2002.

(s) Incorporated herein by reference to the Exhibit to Amendment No. 1 to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-90632, filed October 22, 2002.

(t) Incorporated herein by reference to Appendix C to Foamex International's definitive proxy statement dated April 30, 2002.

(u) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 29, 2002.

(v) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on August 18, 2003.

(w) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 28, 2003.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 5th day of March 2004.

                                        FOAMEX L.P.
                                        By:    FMXI, Inc.
                                                 its Managing General Partner


                                        By:    /s/  K. Douglas Ralph
                                               -------------------------------
                                        Name:  K. Douglas Ralph
                                        Title: Executive Vice President and
                                               Chief Financial Officer


                                        FOAMEX CAPITAL CORPORATION


                                        By:    /s/  K. Douglas Ralph
                                               -------------------------------
                                        Name:  K. Douglas Ralph
                                        Title: Executive Vice President and
                                               Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and as of the dates indicated:

Signature                           Title                          Date


/s/ Thomas E. Chorman               Director of FMXI and FCC       March 5, 2004
---------------------------
Thomas E. Chorman


/s/  George L. Karpinski            Director of FMXI and FCC       March 5, 2004
---------------------------
George L. Karpinski

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Financial Statements of Registrants

         Foamex L.P.
           Independent Auditors' Report                                                                         F-2
           Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002                            F-3
           Consolidated Statements of Operations for the years ended December 29, 2002 and
              December 31, 2001 and 2000                                                                        F-5
           Consolidated Statements of Cash Flows for the years ended December 28, 2003,
              December 29, 2002 and December 31, 2001                                                           F-6
           Consolidated Statements of Partners' Deficiency for the years ended December 28, 2003,
              December 29, 2002 and December 31, 2001                                                           F-7
           Notes to Consolidated Financial Statements                                                           F-8

         Foamex Capital Corporation
           Independent Auditors' Report                                                                        F-36
           Balance Sheets as of December 28, 2003 and December 29, 2002                                        F-37
           Notes to Balance Sheets                                                                             F-38

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Foamex L.P.
Linwood, Pennsylvania

We have audited the accompanying consolidated balance sheets of Foamex L.P. and subsidiaries (the "Company"), an indirect wholly-owned subsidiary of Foamex International Inc., as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, cash flows and partners' deficiency for each of the three years in the period ended December 28, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15a. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2003 and December 29, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.


/s/ DELOITTE & TOUCHE LLP

March 9, 2004
Parsippany, New Jersey

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 28,           December 29,
                                                                                 2003                    2002
                                                                              ------------           ------------
ASSETS                                                                                  (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                  $  6,610               $  4,363
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $10,505 in 2003 and $10,311 in 2002             181,288                191,546
    Inventories                                                                  95,882                 98,010
    Other current assets                                                         27,287                 22,558
                                                                               --------               --------

            Total current assets                                                311,067                316,477
                                                                               --------               --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                    6,818                  7,272
    Buildings and leasehold improvements                                        117,265                119,582
    Machinery, equipment and furnishings                                        289,528                287,847
    Construction in progress                                                      1,069                  3,868
                                                                               --------               --------

            Total                                                               414,680                418,569
    Less accumulated depreciation and amortization                             (251,830)              (236,531)
                                                                               --------               --------

       Property, plant and equipment, net                                       162,850                182,038

GOODWILL                                                                        126,258                125,321

DEBT ISSUANCE COSTS, net of
accumulated amortization of $10,648 in 2003 and
$14,079 in 2002                                                                  27,195                 36,827

SOFTWARE COSTS, net of accumulated amortization of
$3,603 in 2003 and $2,634 in 2002                                                 9,767                  8,254

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                        14,503                 13,109

OTHER ASSETS                                                                     13,515                 13,257
                                                                               --------               --------


TOTAL ASSETS                                                                   $665,155               $695,283
                                                                               ========               ========


               The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 28,         December 29,
                                                                                  2003                  2002
                                                                               ------------         ------------
LIABILITIES AND PARTNERS' DEFICIENCY                                                     (thousands)
CURRENT LIABILITIES
    Revolving credit borrowings                                                 $  96,065            $       -
    Current portion of long-term debt                                               8,937                   46
    Accounts payable                                                               98,310               87,394
    Accrued employee compensation and benefits                                     28,331               26,330
    Accrued interest                                                               12,376               14,173
    Accrued restructuring                                                           3,911               14,424
    Accrued customer rebates                                                       18,077               18,813
    Cash overdrafts                                                                12,688               17,737
    Other accrued liabilities                                                      13,510               17,665
    Deferred income taxes                                                             163                1,864
                                                                                ---------            ---------

      Total current liabilities                                                   292,368              198,446

LONG-TERM DEBT                                                                    640,621              738,540

ACCRUED EMPLOYEE BENEFITS                                                          43,348               48,022

ACCRUED RESTRUCTURING                                                               5,837                8,347

OTHER LIABILITIES                                                                   8,112                7,714
                                                                                ---------            ---------

    Total liabilities                                                             990,286            1,001,069
                                                                                ---------            ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
    General partner                                                              (268,097)            (240,107)
    Limited partner                                                                     -                    -
    Accumulated other comprehensive loss                                          (47,813)             (56,458)
    Notes receivable from related party                                            (9,221)              (9,221)
                                                                                 --------            ---------
      Total partners' deficiency                                                 (325,131)            (305,786)
                                                                                 --------            ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                       $665,155            $ 695,283
                                                                                 ========            =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                                  December 28,      December 29,    December 31,
                                                                      2003              2002            2001
                                                                  ------------      ------------    ------------
                                                                                    (thousands)
NET SALES                                                         $1,304,560        $1,328,094      $1,252,904

COST OF GOODS SOLD                                                 1,160,870         1,184,392       1,074,385
                                                                  ----------        ----------      ----------

GROSS PROFIT                                                         143,690           143,702         178,519

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          81,013            94,326          79,286

RESTRUCTURING, IMPAIRMENT AND OTHER
    CHARGES (CREDITS)                                                 (1,759)            4,799          36,068
                                                                  ----------        ----------      ----------

INCOME FROM OPERATIONS                                                64,436            44,577          63,165

INTEREST AND DEBT ISSUANCE EXPENSE                                    88,374            69,679          63,237

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                           1,466             1,734           1,645

OTHER EXPENSE, NET                                                    (3,447)           (2,045)           (291)
                                                                  ----------        ----------      ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (25,919)          (25,413)          1,282

PROVISION FOR INCOME TAXES                                             1,494             1,791           3,543
                                                                  ----------        ----------      ----------

LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                (27,413)          (27,204)         (2,261)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     -           (71,966)              -
                                                                  ----------        ----------      ----------

NET LOSS                                                          $  (27,413)       $  (99,170)     $   (2,261)
                                                                  ==========        ==========      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                    December 28,      December 29,     December 31,
                                                                       2003              2002              2001
                                                                    ------------      ------------     ------------
OPERATING ACTIVITIES                                                                  (thousands)
   Net loss                                                           $(27,413)         $(99,170)       $ (2,261)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                      26,045            31,592          34,028
     Amortization of debt issuance costs, debt premium
        and debt discount                                                4,458             2,699           1,288
     Write off of debt issuance costs                                   12,928             4,892               -
     Asset impairment and other charges                                      -             2,503          13,811
     Cumulative effect of accounting change                                  -            71,966               -
     Loss on disposition of assets                                          30                 -             963
     Provision for uncollectible accounts                                2,115             2,336           5,479
     Retirement benefit funding greater than expense                      (892)           (1,604)         (1,752)
     Deferred income taxes                                                  21              (738)          1,068
     Other, net                                                              4                47               2
   Changes in operating assets and liabilities:
     Accounts receivable                                                 8,143           (20,421)         (9,578)
     Inventories                                                         2,128            (8,580)         15,177
     Accounts payable                                                   10,916           (41,362)         45,867
     Accrued restructuring                                             (13,023)           (2,225)         15,549
     Other assets and liabilities                                       (7,358)            8,447         (10,937)
                                                                      --------          --------        --------

        Net cash provided by (used in) operating activities             18,102           (49,618)        108,704
                                                                      --------          --------        --------

INVESTING ACTIVITIES
   Capital expenditures                                                 (6,543)          (15,582)        (22,482)
   Proceeds from sale of assets                                          1,237                21             600
   Repayment of note from Foamex International                               -                 -           2,500
   Acquisitions                                                              -                 -         (17,559)
   Decrease (increase) in revolving loan with Foamex International           -             2,490               -
   Other investing activities                                           (3,329)           (7,990)         (1,130)
                                                                      --------          --------        --------

        Net cash used in investing activities                           (8,635)          (21,061)        (38,071)
                                                                      --------          --------        --------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) revolving loans                    44,242           (73,176)        (20,905)
   Proceeds from long-term debt                                        130,000           356,590               -
   Repayments of long-term debt                                       (164,020)         (190,450)         (8,538)
   Repayments of long-term debt-related party                                -           (31,590)        (15,795)
   Increase (decrease) in cash overdrafts                               (5,049)           13,664          (2,812)
   Debt issuance costs                                                 (11,880)          (29,981)         (2,578)
   Interest rate swaps                                                       -            14,821               -
   Distribution paid to partners                                          (513)                -          (3,861)
   Other financing activities                                                -               105          (5,958)
                                                                      --------          --------        --------

        Net cash provided by (used in) financing activities             (7,220)           59,983         (60,447)
                                                                      --------          --------        --------

Net increase (decrease) in cash and cash equivalents                     2,247           (10,696)         10,186

Cash and cash equivalents at beginning of period                         4,363            15,059           4,873
                                                                      --------          --------        --------

Cash and cash equivalents at end of period                            $  6,610          $  4,363        $ 15,059
                                                                      ========          ========        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY


                                                                  Accumulated                       Notes
                                                                     Other            Notes      Receivable
                                            General    Limited   Comprehensive      Receivable     Related
                                            Partners   Partners      Loss         from Partners     Party        Total
                                            --------   --------  -------------    -------------  ----------   ----------
                                                                          (thousands)
2001
Balance at January 1, 2001                  $(119,831) $     -      $(24,461)       $(4,990)       $(9,221)   $(158,503)
Net loss                                          (45)  (2,216)                                                  (2,261)
Minimum pension liability adjustment                                 (10,782)                                   (10,782)
Foreign currency translation adjustment                               (1,079)                                    (1,079)
                                                                                                              ---------
   Comprehensive loss                                                                                           (14,122)
Distributions and other                          (160)  (7,843)                                                  (8,003)
Repayment of note receivable from Foamex
   International                                                                       2,500                      2,500
Offset balance against Limited Partner
   deficit assumed by General Partner         (10,059)  10,059                                                        -
                                            ---------  -------      --------        --------       -------    ---------
Balances at December 31, 2001                (130,095)       -       (36,322)         (2,490)       (9,221)    (178,128)

2002
Net loss                                       (1,698) (97,472)                                                 (99,170)
Minimum pension liability adjustment                                 (18,267)                                   (18,267)
Foreign currency translation adjustment                               (1,869)                                    (1,869)
                                                                                                              ---------
   Comprehensive loss                                                                                          (119,306)
Distributions and other                            (5) (10,837)                                                 (10,842)
Repayment of revolving loan with Foamex
   International                                                                       2,490                      2,490
Offset balance against Limited Partner
   deficit assumed by General Partner        (108,309) 108,309                                                        -
                                            ---------  -------      --------        --------       -------    ---------
Balances at December 29, 2002                (240,107)       -       (56,458)              -        (9,221)    (305,786)

2003
Net loss                                         (469) (26,944)                                                 (27,413)
Minimum pension liability adjustment                                   2,033                                      2,033
Foreign currency translation adjustment                                6,612                                      6,612
                                                                                                              ---------
   Comprehensive loss                                                                                           (18,768)
Distributions and other                            (2)    (575)                                                    (577)
Offset balance against Limited Partner
   deficit assumed by General Partner         (27,519)  27,519                                                        -
                                            ---------  -------      --------        --------       -------    ---------
Balances at December 28, 2003               $(268,097) $     -      $(47,813)       $      -       $(9,221)   $(325,131)
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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Foamex L.P., an indirect wholly-owned subsidiary of Foamex International Inc. ("Foamex International") operates in the flexible polyurethane and advanced polymer foam products industry. Foamex L.P.'s operations are conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). Foamex Carpet Cushion, Inc. ("Foamex Carpet") was converted to a limited liability company and was contributed by Foamex International to Foamex L.P. on March 25, 2002. On December 30, 2002, Foamex Carpet distributed certain assets, liabilities and its business to Foamex L.P. Financial information concerning the business segments of Foamex L.P. is included in Note 11.

     In 2002, Foamex L.P. changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal year 2003 included the 52 weeks ended December 28, 2003 while the fiscal year 2002 include the 52 weeks ended December 29, 2002, after adjustment for December 31, 2001 which was included in the prior year.

     The Bank of Nova Scotia owns approximately 5.8 million shares of Foamex International's outstanding common stock, or approximately 23.6%. The Bank of Nova Scotia also owns 15,000 shares of Foamex International's non-voting non-redeemable Series B convertible preferred stock. Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International's common stock, but only if such conversion would not trigger a "change of control" event as defined by certain debt agreements of Foamex International's subsidiaries. Ownership of more than 25% of the common stock would constitute a "change of control".

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Foamex L.P. and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which Foamex L.P. has significant influence, generally this represents ownership of at least 20% and not more than 50%. Foamex L.P. has a joint venture in Asia in which it increased its ownership to 70% in late 2001. Foamex L.P. does not have control of this joint venture due to the minority shareholders' substantive participation rights and therefore uses the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Foamex L.P. sells products to the furniture and bedding, automotive, carpet and other industries. Foamex L.P. performs ongoing credit evaluations of its customers and generally does not require collateral. Foamex L.P. maintains allowance accounts for potential credit losses and such losses have been within management's expectations.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition, Discounts and Rebates

     Revenue from sales, net of discounts and estimated returns, allowances and customer rebates, is recognized when product title and the risks and rewards of ownership passes to the customer, the sales price is fixed and determinable and collection is reasonably assured. Products are shipped FOB shipping point.

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

     The carrying amount and fair value of long-term debt and revolving credit borrowings at December 28, 2003 were $745.6 million and $683.3 million, respectively, and at December 29, 2002 were $738.6 million and $490.3 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2003, 2002 and 2001 was $24.1 million, $29.1 million and $26.4 million, respectively.

     Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized if they extend the life of the asset. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Goodwill

     Foamex L.P. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002 with certain provisions adopted as of July 1, 2001. SFAS No.142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The goodwill resulting from the acquisition discussed in Note 3 is not amortized.

     The goodwill that arose form business combinations prior to July 1, 2001 was amortized through 2001 on a straight-line basis over 40 years. Goodwill amortization expense was $6.0 million in 2001.

     In accordance with SFAS No. 142, goodwill was tested for impairment upon adoption of the standard and is tested annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identity a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. Foamex L.P.'s initial impairment test resulted in the recognition of an impairment loss of $72.0 million recorded as a cumulative effect of a change in accounting principle retroactive to the first quarter of 2002 in accordance with the transitional implementation guidance of SFAS No.142. Foamex L.P. has completed its annual goodwill impairment tests as of September 29, 2003 and September 30, 2002, respectively, with no recognition of any additional impairment.

     Goodwill at December 28, 2003 increased $0.9 million from December 29, 2002 as a result of foreign currency translation adjustments reflected below as "Other".

     Goodwill balances include:

                                     Balance                         Balance
              Segments          December 29, 2002     Other    December 28, 2003
     ------------------------   -----------------   ---------  -----------------
                                 (thousands)
     Foam Products                   $ 74,269          $362         $ 74,631
     Carpet Cushion Products            2,497             -            2,497
     Automotive Products               34,686           575           35,261
     Technical Products                13,869             -           13,869
                                     --------          ----         --------
         Total                       $125,321          $937         $126,258
                                     ========          ====         ========

Debt Issuance Costs

     Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Software Costs

     Foamex L.P. expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Foamex L.P. is in the process of replacing its primary financial and operating information and transaction processing systems and anticipates this project will be substantially completed in 2005. Capitalized software costs aggregated $3.4 million, $7.0 million and $0.9 million in 2003, 2002 and 2001, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

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

Environmental Remediation

     Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Amounts charged against income were $0.5 million, $1.1 million and $0.2 million in 2003, 2002 and 2001, respectively.

Comprehensive Income (Loss)

     Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of partners' deficiency, including foreign currency translation and minimum pension liability adjustments.

Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss. Transaction gains (losses) are reflected in other income (expense) in the consolidated statements of operations and included $(2.7) million, $(2.3) million and $1.6 million in 2003, 2002 and 2001, respectively.

Research and Development

     Research and development costs are expensed as incurred. Amounts charged against income were $3.6 million, $4.8 million and $3.1 million in 2003, 2002 and 2001, respectively.

Self Insurance

     Foamex L.P. is partially self-insured for a number of risks up to certain limits including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Amounts charged against income were $24.9 million, $31.2 million and $25.6 million in 2003, 2002 and 2001, respectively.

Claims and Litigation

     Foamex L.P. evaluates claims for damages and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

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

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreement. See Note 7.

Accounting Changes

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. Foamex L.P. has reclassified the extraordinary charge of $2.8 million previously reported in 2002.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The provisions of SFAS No. 143 relate to financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Foamex L.P. adopted SFAS No. 143 at the beginning of 2003 and the impact on its financial statements was not material.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The provisions of SFAS No. 146 require that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Foamex L.P. adopted SFAS No. 146 at the beginning of 2003, but since it had no significant exit or disposal activities in 2003, SFAS No. 146 had no impact on the financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). The provisions of SFAS No. 150 require that certain financial instruments be classified as liabilities instead of equity. Foamex L.P. does not have any financial instruments subject to the requirements of SFAS No. 150.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness of Others" ("FIN No. 45"). The provisions of FIN No. 45 clarify the requirements of SFAS No. 5. "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the results of operations or financial position of Foamex L.P. and it does not have any disclosure obligations under FIN No. 45 at December 28, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, " Consolidation of Variable Interest Entities" ("FIN No. 46") which was amended in October 2003 and replaced with FIN No. 46R in January 2004. Foamex L.P. does not believe that it has any "Variable Interest Entities" as defined by FIN No. 46R and accordingly, the adoption of FIN No. 46R will not have an impact on its financial statements.

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

4.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Included as a cumulative effect of accounting change in 2002 is a charge of $72.0 million associated with the adoption of SFAS No. 142 (see Note 2).

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2003

     During 2003, Foamex L.P. recorded restructuring credits of $1.8 million consisting of a $3.2 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have been substantially completed, and a charge of $1.1 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, Foamex L.P. recorded a $0.3 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at its Mexico City operations. The actions under this plan were substantially completed in 2003.

2002

     In the fourth quarter of 2002, Foamex L.P. recorded restructuring, impairment and other charges of $10.0 million relating to the reorganization of its executive and corporate management and the closure of or reduction of activities at six operations. The charges included severance and other termination benefits for approximately 200 employees, exit costs and remaining lease payments. Also included in restructuring, impairment and other charges was a $2.5 million asset impairment provision to reduce certain leasehold improvements and machinery and equipment included in the Carpet Cushion Products segment to their estimated fair values. The employees to be terminated included manufacturing hourly and salaried personnel, sales force personnel and executive and administrative staff. Approximately 60 of these employees were terminated in 2002 and the remainder in 2003.

     Also in 2002, Foamex L.P. recorded restructuring, impairment and other credits of $5.2 million. These credits resulted from a reevaluation of the 2001 Operational Reorganization Plan discussed below and $2.1 million related to the collection of deferred rent receivable which had been fully reserved for.

2001

     During 2001, Foamex L.P. recorded restructuring, impairment and other charges of $36.1 million, primarily related to its December 2001 Operational Reorganization Plan. Included in the Operational Reorganization Plan were plant facility closures, reductions in support function personnel and cost reductions in purchasing and logistics. The Operational Reorganization Plan originally included severance and termination benefits for approximately 700 employees at plants, in support functions and in executive management. A reevaluation of the plan in 2002 reduced

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

the number of facilities to be closed and as a result the number of employees planned to be terminated was reduced to approximately 500. Approximately 340 of these employees were terminated in 2002 and the remainder in 2003. Restructuring, impairment and other charges included an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce certain leasehold improvements and machinery and equipment included in the Foam Products and Carpet Cushion Products segments to their estimated fair values.

     The 2001 Operational Reorganization Plan was substantially completed in early 2003 and Foamex L.P. completed all of the remaining facility closures and personnel reductions related to its 2002 restructuring plan during 2003. Terminations of approximately 300 employees for both plans took place in 2003.

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                      Plant Closure   Personnel
                                          Total         and Leases    Reductions       Impairment          Other
                                        --------      -------------   ----------      ------------       ----------
     2001                                                            (millions)
     Balance at January 1, 2001           $ 9.2          $ 7.6          $1.8              $(0.2)            $  -
     2001 Operational Reorganization
       Plan                                35.4           10.6           8.3               13.4              3.1
     Adjustments and other                  0.7           (0.4)         (0.3)                 -              1.4
     Net cash receipts (spending)          (6.5)          (3.1)         (2.0)               0.6             (2.0)
     Asset impairment                     (13.8)             -             -              (13.8)               -
                                          -----          -----          ----              -----             ----
     Balance at December 31, 2001          25.0           14.7           7.8                  -              2.5

     2002
     2002 Restructuring Plan               10.0            2.2           4.5                2.5              0.8
     Adjustments and other                 (5.2)          (4.4)         (1.4)                 -              0.6
     Net cash receipts (spending)          (4.5)           0.1          (2.7)                 -             (1.9)
     Asset impairment                      (2.5)             -             -               (2.5)               -
                                          -----          -----          ----              -----             ----
     Balance at December 29, 2002          22.8           12.6           8.2                  -              2.0

     2003
     Adjustments                           (1.8)           0.2          (1.8)                 -             (0.2)
     Cash spending                        (11.3)          (4.8)         (5.5)                 -             (1.0)
                                          -----          -----          ----              -----             ----
     Balance at December 28, 2003         $ 9.7          $ 8.0          $0.9              $   -             $0.8
                                          =====          =====          ====              =====             ====

     Foamex L.P. expects to spend approximately $3.9 million during 2004 with the balance to be spent through 2012, primarily for lease costs.

6.   INVENTORIES

     The components of inventory are listed below.

                                              December 28,     December 29,
                                                  2003             2002
                                              ------------     ------------
                                                      (thousands)
     Raw materials and supplies                 $61,855           $60,588
     Work-in-process                             16,484            16,737
     Finished goods                              17,543            20,685
                                                -------           -------
     Total                                      $95,882           $98,010
                                                =======           =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt are listed below.

                                                                       December 28,          December 29,
                                                                          2003                  2002
                                                                       ------------          ------------
     Foamex L.P. Senior Secured Credit Facility                                   (thousands)
       Term Loan (1)                                                    $ 48,214              $      -
     Foamex L.P. Secured Term Loan (1)                                    80,000                     -
     Foamex L.P. Amended Credit Facility
       Term Loan B (2)                                                         -                39,262
       Term Loan C (2)                                                         -                35,693
       Term Loan D (2)                                                         -                51,700
       Term Loan E (2)                                                         -                16,290
       Term Loan F (2)                                                         -                19,243
       Revolving credit facility (2)                                           -                51,823
     10 3/4% Senior Secured Notes due 2009 (3) (4)                       311,950               314,237
     9 7/8% Senior Subordinated Notes due 2007 (3)                       148,500               148,500
     13 1/2% Senior Subordinated Notes due 2005 (includes
       $1,543 and $2,486 of unamortized debt premium) (3)                 53,128                54,071
     Industrial revenue bonds                                              7,000                 7,000
     Other (net of unamortized debt discount of $93 in 2003
       and $137 in 2002)                                                     766                   767
                                                                        --------              --------
                                                                         649,558               738,586

     Less current portion                                                  8,937                    46
                                                                        --------              --------

     Long-term debt                                                     $640,621              $738,540
                                                                        ========              ========

     Revolving credit borrowings (1)                                    $ 96,065              $      -
                                                                        ========              ========

(1) Debt of Foamex L.P., guaranteed by Foamex International, FMXI, Inc. and Foamex Canada.

(2)  Debt of Foamex L.P., guaranteed by Foamex International and FMXI, Inc.

(3)  Debt of Foamex L.P. and Foamex Capital Corporation.

(4) Includes $12.0 million in 2003 and $14.2 million in 2002 of deferred credits on interest rate swap transactions.

Senior Secured Credit Facility

     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and an $80.0 million term loan facility with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L.P. Amended Credit Facility which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million recorded in 2003.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At December 28, 2003, Foamex L.P. had available borrowings of approximately $46.8 million and letters of credit outstanding of $20.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

defined. At December 28, 2003, the weighted average interest rates were 4.53% and 4.42% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying consolidated balance sheet as of December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of December 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the $240.0 Million Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At December 28, 2003, the redemption price was 103.292% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 28, 2003, the redemption price was 101.6875% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At December 28, 2003, the interest rate was 1.20% on the $1.0 million bond and 1.32% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.7 million at December 28, 2003.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at December 28, 2003 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at December 28, 2003.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

Related Party - Note Payable to Foam Funding LLC

     Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC, a subsidiary of Trace International Holdings, Inc. ("Trace"), which was formerly a major stockholder of Foamex International. Principal was payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest was based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note was convertible into LIBOR based loans plus 3.25%.

     Amounts outstanding were collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, as of December 28, 2003, Foamex L.P. was able to distribute funds to its partners, only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003. Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined, of 1.00. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $17.7 million for the year ended December 28, 2003 and will be $36.0 million for the year ending January 2, 2005.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of December 28, 2003 are shown below (thousands):

     2004                                                               $  8,937
     2005                                                                 60,578
     2006                                                                  7,143
     2007                                                                253,500
     2008                                                                      -
     Thereafter                                                          306,000
                                                                         -------
                                                                         636,158

     Unamortized debt premium/discount and fair value
        adjustment, net                                                   13,400
                                                                        --------

     Total                                                              $649,558
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

Retiree Medical and Life Insurance Benefits

     Foamex L.P. provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. The benefits are only provided until the participant becomes eligible for Medicare. Consequently, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will not impact the obligations or expense of Foamex L.P. Foamex L.P. retains the right, subject to existing agreements, to modify or eliminate these benefits.

     The measurement date to determine pension assets and obligations is the calendar year end.

     Change in projected benefit obligations, plan assets and funded status follows:

                                                               Pension Benefits             Other Benefits
                                                              2003         2002           2003         2002
                                                           ----------   ----------     ---------    ----------
     Change in Benefit Obligations                                    (thousands)
       Benefit obligations at beginning of year            $107,390     $ 95,962        $1,248        $  624
       Service cost                                           4,300        3,866            29            29
       Interest cost                                          7,086        6,556            76            82
       Amendments                                               257          157             -             -
       Benefits paid                                         (5,392)      (5,003)         (139)         (144)
       Plan participants' contributions                           -            -            15            19
       Actuarial loss                                        10,461        6,466             5           638
       Foreign currency exchange rate changes                   950           46             -             -
       Curtailment                                                -         (660)            -             -
                                                           --------     --------        ------        ------

       Benefit obligation at end of year                   $125,052     $107,390        $1,234        $1,248
                                                           ========     ========        ======        ======

     Change in Plan Assets
       Fair value of plan assets at
          beginning of year                                $ 60,085     $ 65,514        $    -        $    -
       Actual return on plan assets                          15,240       (7,350)            -             -
       Employer contribution                                  9,564        7,464           124           125
       Plan participants' contributions                           -            -            15            19
       Benefits paid                                         (5,392)      (5,003)         (139)         (144)
       Plan administrative expenses                            (438)        (591)            -             -
       Foreign currency exchange rate changes                   827           51             -             -
                                                           --------     --------        ------        ------

       Fair value of plan assets at end of year            $ 79,886     $ 60,085        $    -        $    -
                                                           ========     ========        ======        ======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   RETIREE BENEFIT PLANS (continued)

                                                               Pension Benefits             Other Benefits
     Funded Status and Net Amounts                            2003         2002           2003         2002
                                                           ----------   ----------     ---------    ----------
     Recognized in Consolidated Balance Sheets                          (thousands)
       Funded status                                       $(45,166)    $(47,305)      $(1,234)      $(1,248)
       Unrecognized transition asset                           (365)        (440)            -             -
       Unrecognized prior service cost (benefit)                 92         (265)          (47)          398
       Unrecognized net actuarial loss (gain)                50,997       52,573           387           (53)
                                                           --------     --------       -------       -------
       Net amount recognized in consolidated
          balance sheets                                   $  5,558     $  4,563       $  (894)      $  (903)
                                                           ========     ========       =======       =======

     Amounts Recognized in the Consolidated
     Balance Sheets
       Prepaid benefit costs                               $    224     $    194       $     -       $     -
       Accrued benefit liability                            (39,896)     (42,983)         (894)         (903)
       Intangible assets                                        674          763             -             -
       Accumulated other comprehensive loss                  44,556       46,589             -             -
                                                           --------     --------       -------       -------
       Net amount recognized                               $  5,558     $  4,563       $  (894)      $  (903)
                                                           ========     ========       =======       =======

     The accumulated benefit obligation for all defined benefit plans was $119.5 million at year-end 2003 and $102.6 million at year-end 2002. Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is listed below.

                                                                  December 31, 2003          December 31, 2002
                                                                  -----------------          -----------------
                                                                                    (thousands)
     Projected benefit obligation                                       $121,381                  $104,843
     Accumulated benefit obligation                                     $116,767                  $101,004
     Fair value of plan assets                                          $ 76,871                  $ 58,021

     Components of Net Periodic Benefit Plan Cost

                                                             Pension Benefits                  Other Benefits
                                                       ---------------------------      -------------------------
                                                        2003       2002      2001        2003      2002      2001
                                                       ------     ------    ------      ------    ------    ------
                                                                               (thousands)
     Service cost                                      $4,300     $3,866    $3,666       $ 29      $ 29      $19
     Interest cost                                      7,086      6,556     6,158         76        82       60
     Expected return on plan assets                    (5,611)    (5,823)   (5,829)         -         -        -
     Amortization of transition assets                    (75)       (75)      (75)         -         -        -
     Amortization of prior service benefit               (109)      (140)     (177)        (6)       (6)      (6)
     Amortization of net loss (gain)                    3,090      1,643     1,163         16        15       (8)
     Curtailment                                            -       (162)        -          -         -        -
                                                       ------     ------    ------       ----      ----      ---

     Net periodic benefit plan cost                    $8,681     $5,865    $4,906       $115      $120      $65
                                                       ======     ======    ======       ====      ====      ===

     Additional Information

                                                                Pension Benefits             Other Benefits
                                                               2003         2002           2003         2002
                                                            ----------   ----------     ---------    ----------
                                                                                (thousands)
     Increase (decrease) in minimum liability
       included in other comprehensive loss                   $(2,033)     $18,267           N/A           N/A

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   RETIREE BENEFIT PLANS (continued)

                                                               Pension Benefits             Other Benefits
                                                          -----------------------     -----------------------
     Weighted-Average Assumptions Used                         December 31,                December 31,
                                                                                                      -
     to Determine Benefit Obligations                        2003         2002           2003         2002
                                                          ----------   ----------     ---------    ----------
     Discount rate                                             6.0%         6.5%          6.0%         6.5%
     Expected long-term return on plan assets*                 9.0%         9.0%          N/A          N/A
     Rate of compensation increase                        3.5%-5.0%    4.0%-5.0%          N/A          N/A

     Weighted-Average Assumptions Used                        Pension Benefits             Other Benefits
                                                          ------------------------    -------------------------
     to Determine Annual Net Benefit Cost                    2003         2002           2003         2002
                                                          ----------   ----------     ---------    ----------
     Discount rate                                            6.5%         7.0%          6.5%          7.0%
     Expected long-term return on plan assets*                9.0%         9.0%           N/A          N/A
     Rate of compensation increase                       4.0%-5.0%    4.0%-7.0%           N/A          N/A

* The determination of the expected long-term rate of return is a combination of historical returns and future return assumptions based on Foamex L.P.'s pension plan asset strategy as discussed below.

                                                                                     Other Benefits
                                                                         -------------------------------------
     Assumed Health Care Cost Trend Rates                                December 31, 2003   December 31, 2002
                                                                         -----------------   -----------------
     Health care cost trend rate assumed for next year                         12.0%               13.0%
     Rate to which the cost trend rate is assumed to
       decline (ultimate trend rate)                                            5.0%                5.0%
     Year that the rate reaches the ultimate trend rate                        2011                2011

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the effects listed below.

     Assumed Health Care Cost Trend

                                                            1% Point Increase         1% Point Decrease
                                                            -----------------         -----------------
                                                                              (thousands)
     Effect on total of service cost and interest cost              $ 9                      $ (8)
     Effect on postretirement benefit obligation                    $90                      $(79)

Funding, Investment Strategy, Asset Allocations and Risk Management for Plan Assets.

     Pension plan assets are primarily comprised of equity and debt securities, including both U.S. and foreign securities. At year-end 2003, common stock of Foamex International totaled $2.1 million, or 2.8% of the assets. At year-end 2002, common stock of Foamex International totaled $1.3 million, or 2.4% of the assets. Pension plan assets from pension plans in Canada totaled $5.5 million, or 6.9% of assets at year-end 2002 and $3.8 million, or 6.4% of assets, at year-end 2002.

                                                  U. S. Plan Assets
                                       ---------------------------------------
                                       December 31, 2003     December 31, 2002
                                       -----------------     -----------------
     Equity securities                        64%                   58%
     Debt securities                          30                    33
     Other                                     6                     9
                                             ---                   ---

     Total                                   100%                  100%
                                             ===                   ===

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   RETIREE BENEFIT PLANS (continued)

     Foamex L.P.'s funding policy for the Qualified Pension Plan is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the U.S. Internal Revenue Code. Funding in 2004 is estimated to be $11.8 million.

     For the U.S. pension plans, the investment strategy, asset allocations and risk management strategies are detailed in the Investment Policy Statement (the "IPS") of Foamex L.P. The IPS was developed in conjunction with a comprehensive review and assessment of current and projected financial requirements. Investment guidelines are based on an investment horizon of greater than five years. Key risk management considerations include asset allocation and asset class mix, control procedures and performance monitoring and review. Under the IPS, the U.S. pension plan may use certain classes of hedge funds (derivatives), but the amount of hedge funds is limited to less than 3% of U.S. plan assets.

     The strategic target of U.S. pension assets include 60% of equities and 40% of debt securities and cash and cash equivalents. The amount of cash equivalents is targeted to approximate one year of benefit payments to plan participants.

Defined Contribution Plan

     Foamex L.P. maintains a defined contribution plan, which is qualified under
Section 401(k) of the Internal Revenue Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, Foamex L.P. partially matches certain employee contributions. Expense for these contributions was $0.9 million, $1.0 million and $1.0 million in 2003, 2002 and 2001, respectively.

9.   INCOME TAXES

     The sources of income (loss) before the provision for income taxes are shown below.

                                                                  2003            2002             2001
                                                              -----------     ------------     -----------
                                                                            (thousands)
     United States                                             $(26,893)      $(30,158)          $(6,696)
     Foreign                                                        974          4,745             7,978
                                                               --------       --------           -------

     Income (loss) before provision for income taxes           $(25,919)      $(25,413)          $ 1,282
                                                               ========       ========           =======

     A reconciliation of the statutory federal income tax to income tax expense is listed below.

                                                                 2003             2002             2001
                                                             ------------     ------------     -----------
                                                                            (thousands)
     Statutory income taxes                                    $(9,072)        $(8,895)          $   449
     State income taxes, net of federal benefit                   (831)           (810)             (368)
     Permanent difference on partnership income                  9,668          11,816             2,712
     Increase (decrease) in valuation allowance                    649             332              (526)
     Non-deductible amortization                                     -               -             1,391
     Impact of tax rate change                                      85               -                 -
     Other, net                                                    995            (652)             (115)
                                                               -------         -------           --------
     Total                                                     $ 1,494         $ 1,791           $ 3,543
                                                               =======         =======           =======

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INCOME TAXES (continued)

     The provision for income taxes is summarized as follows:

                                                         2003             2002             2001
                                                     ------------     ------------     -----------
     Current                                                           (thousands)
       Federal                                          $    -          $    -            $    -
       State                                                60             226               239
       Foreign                                           1,286           2,423             2,594
                                                        ------          ------            ------
         Total current                                   1,346           2,649             2,833
                                                        ------          ------            ------

     Deferred
       Federal                                               -               -               576
       State                                                 -            (518)              320
       Foreign                                            (501)           (672)              340
                                                        ------          ------            ------
         Total deferred                                   (501)         (1,190)            1,236
                                                        ------          ------            ------

     Change in valuation allowance                         649             332              (526)
                                                        ------          ------            ------

     Total provision for income taxes                   $1,494          $1,791            $3,543
                                                        ======          ======            ======

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                              December 28,        December 29,
                                                                                 2003                 2002
                                                                              ------------        ------------
                                                                                        (thousands)
     Loss carryforwards and other                                               $ 3,602              $ 2,547
     Valuation allowance for deferred income tax assets                          (1,810)              (1,161)
                                                                                -------              -------
       Deferred income tax assets                                                 1,792                1,386
                                                                                -------              -------

     Deferred income tax liabilities
       Basis difference in property, plant and equipment                           (512)                (586)
       Investment in joint venture                                                 (771)                (771)
       Other                                                                     (2,175)              (1,674)
                                                                                -------              -------
       Deferred income tax liabilities                                           (3,458)              (3,031)
                                                                                -------              -------

     Net deferred income tax liabilities                                        $(1,666)             $(1,645)
                                                                                =======              =======

     At December 28, 2003, Foamex L.P. had $3.4 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2006 through 2013. A full valuation allowance has been recorded at December 28, 2003 and December 29, 2002 due to uncertainty regarding utilization of the net operating loss carryforwards.

     Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $5.2 million at December 28, 2003 and $13.4 million at December 29, 2002, respectively. Such earnings are deemed to be permanently invested by Foamex L.P. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

10.  PARTNERS' DEFICIENCY

     Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through March 2002. As of December 28, 2003, the partnership interests of Foamex L.P. are a 1.7% managing general partnership interest held by FMXI, Inc. and a 98.3% limited partnership interest held by Foamex International.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  PARTNERS' DEFICIENCY (continued)

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are listed below.

                                                            2003               2002                   2001
                                                          -----------       -----------           -----------
                                                                             (thousands)
     Foreign currency translation adjustment               $ (3,257)          $ (9,869)             $ (8,000)
     Minimum pension liability                              (44,556)           (46,589)              (28,322)
                                                           --------           --------              --------
                                                           $(47,813)          $(56,458)             $(36,322)
                                                           ========           ========              ========

11.    BUSINESS SEGMENTS

     The  reportable   business   segments  reflect  Foamex  L.P.'s   management
organization that is structured based on distinct product lines and customers.

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

     The "other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits) (see Note 5). Asset and capital expenditure information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments.

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. At the end of 2003, Foamex L.P. changed its measure of segment operating income to exclude allocation of corporate overhead, as management no longer evaluates the performance of segments using this allocation. Rather, Foamex L.P. attempts to manage and control these costs independent of segment performance. Segment results for 2002 and 2001 have been adjusted to reflect this change for comparative purposes. Geographic sales are determined based on the location in which the sale originated.

     Sales to one customer, which are included in Automotive Products, accounted for approximately 16.3%, 17.3% and 15.7% of net sales in 2003, 2002 and 2001, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  BUSINESS SEGMENTS (continued)

     Business segment results are presented below.

                                              Carpet
                                   Foam       Cushion       Automotive      Technical
                                 Products     Products       Products        Products       Other         Total
                                 --------     --------      ----------      ---------     ---------   ------------
2003                                                        (thousands)
Net sales                        $507,586     $208,855       $447,068        $117,450     $ 23,601    $1,304,560
Income (loss) from operations    $ 43,983     $  5,395       $ 33,399        $ 32,115     $(50,456)   $   64,436
Depreciation and amortization    $ 11,002     $  3,275       $  2,815        $  2,931     $  6,022    $   26,045

2002
Net sales                        $471,005     $234,001       $466,718        $124,124     $ 32,246    $1,328,094
Income (loss) from operations    $ 45,466     $  1,239       $ 34,146        $ 35,185     $(71,459)   $   44,577
Depreciation and amortization    $ 13,632     $  5,904       $  3,721        $  2,815     $  5,520    $   31,592

2001
Net sales                        $499,668     $230,965       $377,753        $111,043     $ 33,475    $1,252,904
Income (loss) from operations    $ 81,144     $  7,422       $ 27,040        $ 32,692     $(85,133)   $   63,165
Depreciation and amortization    $ 11,018     $  5,390       $  4,150        $  2,670     $ 10,760    $   33,988

     Results by geographical area are presented below.

                                                        United
                                                        States          Canada           Mexico      Consolidated
                                                       --------        --------         --------     ------------
2003                                                                           (thousands)
Net sales                                              $989,075        $67,542          $247,943      $1,304,560
Property, plant and equipment, net                     $142,602        $ 5,003          $ 15,245      $  162,850

2002
Net sales                                              $981,927        $66,940          $279,227      $1,328,094
Property, plant and equipment, net                     $157,007        $ 3,898          $ 21,133      $  182,038

2001
Net sales                                              $966,614        $65,179          $221,111      $1,252,904
Property, plant and equipment, net                     $172,456        $ 4,006          $ 24,335      $  200,797

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                         2003           2002              2001
                                                                     ------------   ------------      -----------
                                                                                     (thousands)
     Cash paid for interest                                            $72,785        $56,583          $63,593
                                                                       =======        =======          =======

     Cash paid for income taxes, net                                   $ 2,349        $ 2,222          $ 1,870
                                                                       =======        =======          =======

     Non cash - capital leases                                         $     -        $     -          $   299
                                                                       =======        =======          =======

     Non cash - debt exchanged for increased ownership
       in joint venture                                                $     -        $     -          $ 1,069
                                                                       =======        =======          =======

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

     The Trace notes are included in the other component of partners' deficiency. Based on Trace's bankruptcy filing and financial condition, it is not probable that Trace will be able to pay the aggregate amount of $9.2 million. Upon the conclusion of the Trace bankruptcy proceedings, Foamex L.P. will charge the uncollected portion of the Trace notes to the general partners' deficiency. Accordingly, Foamex L.P. has not recorded any interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivable

     At December 28, 2003 and December 29, 2002, operating accounts receivable from Trace were approximately $3.4 million. These accounts receivable were fully reserved for prior to 2001.

Foam Funding LLC Debt

     Foamex L.P. paid interest on notes payable to Foam Funding LLC of $0.7 million and $2.8 million in 2002 and 2001, respectively. Foamex L.P. paid principal on notes payable to Foam Funding LLC of $31.6 million and $15.8 million in 2002 and 2001, respectively. This debt was fully repaid in 2002 (see
Note 7).

Other

     In 2002, pursuant to the terms of an existing agreement, Foamex L.P. acquired 5.0 % stock interest in Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which had been held by the general director of Foamex de Mexico for $1.0 million.

     In 2001, two members of the board of directors of Foamex International provided consulting services to Foamex L.P. for which fees paid were $0.2 million. Also in 2001, one of these directors received a loan of $0.2 million from Foamex L.P.'s joint venture in Asia. The loan was evidenced by a 20-year non-recourse promissory note bearing interest at 4.0% per annum secured by the director's 5.0% interest in the value of Foamex L.P.'s equity interest in the joint venture in Asia. Foamex L.P. also maintains an apartment used by this director. Rent expense for this facility was $0.2 million in 2003, 2002 and 2001.

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

     During 2002, a member of the Foamex International Board of Directors became an officer of Foamex L.P. at an annual salary of at least $0.4 million plus a target annual bonus of 75.0% of base salary of which 80.0% is guaranteed in any given year. Additionally under the employment agreement, the director had the right to terminate employment and receive termination benefits under certain conditions, including Foamex International's failure to purchase a business owned by the director. Since Foamex International did not enter into a definitive agreement to purchase the business by October 31, 2002, the director had the option to terminate the employment agreement within 90 days and exercised the termination option in January 2003. This director did not stand for reelection at Foamex International's annual shareholders meeting held on May 23, 2003. During 2002, Foamex L.P. paid $0.5 million to the director's business for consulting services.

     Also during 2002, Foamex L.P. entered into an agreement with a member of Foamex International's Board of Directors to provide consulting services in connection with potential strategic business opportunities in Asia at an annual cost of $0.2 million. Foamex L.P. also paid $0.5 million in 2002 for legal services to a law firm in which another Foamex International director is a partner. That director resigned from the Board in late 2002.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at December 28, 2003 are (thousands):

     2004                                           $14,076
     2005                                            10,191
     2006                                             6,472
     2007                                             4,930
     2008                                             3,321
     Balance                                          5,925
                                                    -------
     Total                                          $44,915
                                                    =======

     Rental expense charged to operations under operating leases approximated $18.8 million, $23.4 million and $20.2 million in 2003, 2002 and 2001, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Contractual Commitments

     Foamex L.P. has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $105.2 million in 2004, $57.1 million in 2005, $66.4 million in 2006, $63.4 million in 2007 and $59.5 million for each of the years 2008, 2009 and 2010.

Litigation

     Foamex L.P. is party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position or results of operations. If

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  COMMITMENTS AND CONTINGENCIES (continued)

management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

     As of December 28, 2003, Foamex L.P. had accrued approximately $1.1 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 28, 2003, Foamex L.P. had accruals of approximately $2.5 million for environmental matters, including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where it has been designated as a Potentially Responsible Party, or "PRP", by the EPA or a state authority, and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. This standard will not require Foamex L.P. to make material expenditures for its Canadian plants.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, result of operations or financial position.

     The possibility exists, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of December 28, 2003 and December 29, 2002 and the condensed consolidating statements of operations and cash flows for the years ended December 28, 2003, December 29, 2002 and December 31, 2001 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. On December 30, 2002, Foamex Carpet distributed certain assets, liabilities and its business to Foamex L.P. and accordingly, Foamex Carpet is not included as a guarantor in the financial information as of December 28, 2003 and for the year then ended. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                      Condensed Consolidating Balance Sheet
                             As of December 28, 2003

                                                                    Foamex
                                                                    Capital     Foamex L.P.                       Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)      Eliminations       Foamex L.P.
                                     ----------   -------------   -----------   -----------    ------------       ------------
Assets                                                            (thousands of dollars)
 Current assets                       $   419         $31,859       $    1      $283,144         $ (4,356)          $311,067
 Investment in subsidiaries            10,513               -            -        43,598          (54,111)                 -
 Property, plant and equipment, net         -          19,736            -       143,114                -            162,850
 Goodwill                                   -           5,772            -       120,486                -            126,258
 Debt issuance costs                        -               -            -        27,195                -             27,195
 Other assets                          13,857           2,125            -        30,853           (9,050)            37,785
                                      -------         -------       ------      --------         --------           --------
   Total assets                       $24,789         $59,492       $    1      $648,390         $(67,517)          $665,155
                                      =======         =======       ======      ========         ========           ========

Liabilities and Partners' Deficiency
 Current liabilities                  $   585         $18,746       $    -      $277,393         $ (4,356)          $292,368
 Long-term debt                         4,957           4,851            -       639,863           (9,050)           640,621
 Other liabilities                          -           1,032            -        56,265                -             57,297
                                      -------         -------       ------      --------         --------           --------
   Total liabilities                    5,542          24,629            -       973,521          (13,406)           990,286
 Partners' deficiency                  19,247          34,863            1      (325,131)         (54,111)          (325,131)
                                      -------         -------       ------      --------         --------           --------
   Total liabilities and partners'
      deficiency                      $24,789         $59,492       $    1      $648,390         $(67,517)          $665,155
                                      =======         =======       ======      ========         ========           ========


                      Condensed Consolidating Balance Sheet
                             As of December 29, 2002

                                                                    Foamex
                                                                    Capital     Foamex L.P.                       Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)      Eliminations       Foamex L.P.
                                     ----------   -------------   -----------   -----------    ------------       ------------
Assets                                                            (thousands of dollars)

 Current assets                       $40,111         $28,481       $    1      $274,700         $(26,816)          $ 316,477
 Investment in subsidiaries             8,014               -            -        27,243          (35,257)                  -
 Property, plant and equipment, net     5,851          21,549            -       154,638                -             182,038
 Goodwill                               1,249           4,835            -       119,237                -             125,321
 Debt issuance costs                        -               -            -        36,827                -              36,827
 Other assets                          13,706           2,384            -        40,933          (22,403)             34,620
                                      -------         -------       ------      --------         --------           ---------

   Total assets                       $68,931         $57,249       $    1      $653,578         $(84,476)          $ 695,283
                                      =======         =======       ======      ========         ========           =========

Liabilities and Partners' Deficiency
 Current liabilities                  $41,401         $25,065       $    -      $158,674         $(26,694)          $ 198,446
 Long-term debt                           713               -            -       737,827                -             738,540
 Other liabilities                     23,623               -            -        62,863          (22,403)             64,083
                                      -------         -------       ------      --------         --------           ---------

   Total liabilities                   65,737          25,065            -       959,364          (49,097)          1,001,069
 Partners' deficiency                   3,194          32,184            1      (305,786)         (35,379)           (305,786)
                                      -------         -------       ------      --------         --------           ---------

   Total liabilities and partners'
 deficiency                           $68,931         $57,249       $    1      $653,578         $(84,476)          $ 695,283
                                      =======         =======       ======      ========         ========           =========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the year ended December 28, 2003

                                                                    Foamex
                                                                    Capital     Foamex L.P.                       Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)      Eliminations       Foamex L.P.
                                     ----------   -------------   -----------   -----------    ------------       ------------
                                                                 (thousands of dollars)
Net sales                             $     -        $105,604       $    -      $1,222,399       $(23,443)         $1,304,560

Cost of goods sold                          -          95,567            -       1,088,746        (23,443)          1,160,870
                                      -------        --------       ------      ----------       --------          ----------


   Gross profit                             -          10,037            -         133,653              -             143,690

Selling, general and administrative
   expenses                                 -           7,399            -          73,614              -              81,013

Restructuring, impairment and other
   charges (credits)                        -             320            -          (2,079)             -              (1,759)
                                      -------        --------       ------      ----------       --------          ----------

Income from operations                      -           2,318            -          62,118              -              64,436

Interest and debt issuance expense        234              25            -          88,303           (188)             88,374

Equity in undistributed earnings
   of affiliates                       (1,156)              -            -            (379)         3,001               1,466

Other expense, net                        190          (2,784)           -            (665)          (188)             (3,447)
                                      -------        --------       ------      ----------       --------          ----------

Loss before provision for income
   taxes                               (1,200)           (491)           -         (27,229)         3,001             (25,919)

Provision for income taxes                  -           1,310            -             184              -               1,494
                                      -------        --------       ------      ----------       --------          ----------

Net loss                              $(1,200)       $ (1,801)      $    -      $  (27,413)      $  3,001          $  (27,413)
                                      =======        ========       ======      ==========       ========          ==========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the year ended December 29, 2002

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Net sales                              $240,616     $112,897        $    -     $1,143,150   $(168,569)    $1,328,094

Cost of goods sold                      221,947      100,676             -      1,030,338    (168,569)     1,184,392
                                       --------     --------        ------     ----------   ---------     ----------

   Gross profit                          18,669       12,221             -        112,812           -        143,702

Selling, general and administrative
   expenses                              12,371        6,881             -         75,074           -         94,326

Restructuring, impairment and other
   charges (credits)                        225            -             -          4,574           -          4,799
                                       --------     --------        ------     ----------   ---------     ----------
Income from operations                    6,073        5,340             -         33,164           -         44,577

Interest and debt issuance expense        4,046           44             -         66,268        (679)        69,679

Equity in undistributed earnings
   of affiliates                         (4,103)           -             -        (28,199)     34,036          1,734

Other income (expense), net                 496       (2,283)            -            421        (679)        (2,045)
                                       --------     --------        ------     ----------   ---------     ----------
Loss before provision for income
   taxes                                 (1,580)       3,013             -        (60,882)     34,036        (25,413)

Provision for income taxes                  (20)       1,751             -             60           -          1,791
                                       --------     --------        ------     ----------   ---------     ----------
Loss before cumulative effect of
   accounting change                     (1,560)       1,262             -        (60,942)     34,036        (27,204)

Cumulative effect of accounting change  (29,944)      (3,794)            -        (38,228)          -        (71,966)
                                       --------     --------        ------     ----------   ---------     ----------
Net loss                               $(31,504)    $ (2,532)       $    -     $  (99,170)  $  34,036     $  (99,170)
                                       ========     ========        ======     ==========   =========     ==========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the year ended December 31, 2001

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Net sales                              $237,508      $112,102       $    -    $1,074,329    $(171,035)   $1,252,904

Cost of goods sold                      213,370        99,742            -       932,308     (171,035)    1,074,385
                                       --------      --------       ------    ----------    ---------    ----------

   Gross profit                          24,138        12,360            -       142,021            -       178,519

Selling, general and administrative
   expenses                              14,850         7,359            -        57,077            -        79,286

Restructuring, impairment and other
   charges (credits)                      2,264             -            -        33,804            -        36,068
                                       --------      --------       ------    ----------    ---------    ----------
Income from operations                    7,024         5,001            -        51,140            -        63,165

Interest and debt issuance expense        4,201           244            -        58,792            -        63,237

Equity in undistributed earnings
   of affiliates                          3,349             -            -         7,600       (9,304)        1,645

Other income (expense), net                (503)        1,610            -        (1,398)           -          (291)
                                       --------      --------       ------    ----------    ---------    ----------
Income before provision for income
   taxes                                  5,669         6,367            -        (1,450)      (9,304)        1,282

Provision for income taxes                  541         2,191            -           811            -         3,543
                                       --------      --------       ------    ----------    ---------    ----------
Net loss                               $  5,128      $  4,176       $    -    $   (2,261)   $  (9,304)   $   (2,261)
                                       ========      ========       ======    ==========    =========    ==========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 28, 2003

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
 Net income (loss)                     $(1,200)       $(1,801)     $     -      $(27,413)       $3,001     $(27,413)
 Total adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities               1,119          6,429            -        40,887        (2,920)      45,515
                                       -------        -------      -------      --------        ------     --------

 Net cash provided by operating
   activities                              (81)         4,628            -        13,474            81       18,102
                                       -------        -------      -------      --------        ------     --------

Cash Flows from Investing Activities
 Capital expenditures                        -         (1,740)           -        (5,806)        1,003       (6,543)
 Other                                      81              -            -        (1,089)       (1,084)      (2,092)
                                       -------        -------      -------      --------        ------     --------

 Net cash used in investing activities      81         (1,740)           -        (6,895)          (81)      (8,635)
                                       -------        -------      -------      --------        ------     --------

Cash Flows from Financing Activities
 Net proceeds from (repayments of)
   revolving loans                           -              -            -        44,242             -       44,242
 Proceeds from long-term debt                -              -            -       130,000             -      130,000
 Repayments of long-term debt                -              -            -      (164,020)            -     (164,020)
 Other, net                                  -              -            -       (17,442)            -      (17,442)
                                       -------        -------      -------      --------        ------     --------

 Net cash used in financing activities       -              -            -        (7,220)            -       (7,220)
                                       -------        -------      -------      --------        ------     --------

Net increase (decrease) in cash and
   cash equivalents                          -          2,888            -          (641)            -        2,247

Cash and cash equivalents at
   beginning of period                       -          1,781            1         2,581             -        4,363
                                       -------        -------      -------      --------        ------     --------

Cash and cash equivalents at
   end of period                       $     -        $ 4,669      $     1      $  1,940        $    -     $  6,610
                                       =======        =======      =======      ========        ======     ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    GUARANTOR INFORMATION (continued)

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
                                           ========       =======      ========      ========      =======     ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    GUARANTOR INFORMATION (continued)

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
                                           =======          ======     ========     =======       =======     ========


16.  SUBSEQUENT EVENT

     Effective February 10, 2004, Foamex International's Chairman resigned his position by mutual agreement with Foamex International's Board of Directors.

     In connection with this resignation, Foamex International entered into a separation agreement with the former Chairman and Foamex L.P. will record a one-time charge of approximately $1.4 million in the first quarter of 2004 for amounts payable under this agreement, none of which relate to past service rendered by the former Chairman. Additionally, Foamex L.P. will record the reversal of approximately $1.4 million reflected on the balance sheet as of December 28, 2003 related to various retirement provisions contained in an employment agreement with Foamex International that are no longer payable to the former Chairman under the terms of the separation agreement.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Foamex Capital Corporation
Wilmington, Delaware

We have audited the accompanying balance sheets of Foamex Capital Corporation (a wholly-owned subsidiary of Foamex L.P.) (the "Company") as of December 28, 2003 and December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such balance sheets present fairly, in all material respects, the financial position of the Company at December 28, 2003 and December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP

March 9, 2004
Parsippany, New Jersey

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS


                                                                December 28,          December 29,
                                                                   2003                  2002
                                                                ------------          ------------

CASH                                                              $1,000                  $1,000
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

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

     10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and FCC (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the $240.0 Million Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require the Issuers to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, if there is such a "change of control".


     9 7/8% Senior Subordinated Notes due 2007 ("9 7/8% Senior Subordinated Notes")

     The 9 7/8% Senior Subordinated Notes were issued by the Issuers and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At December 28, 2003, the redemption price was 103.292% plus accrued and unpaid interest.

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

2.   COMMITMENTS AND CONTINGENCIES (continued)

in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 28, 2003, the redemption price was 101.6875% plus accrued and unpaid interest.

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

                                                               Schedule II
                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at      Charged to    Charged to                     Balance at
                                            Beginning of     Costs and        Other                          End of
                                                 Period       Expenses       Accounts     Deductions         Period
YEAR ENDED DECEMBER 28, 2003
Allowance for Uncollectible Accounts          $  7,963        $  2,115      $  (217)        $ 1,607          $ 8,254
                                              ========        ========      =======         =======          =======

Reserve for Discounts                         $  2,348        $      -      $13,429 (1)     $13,526          $ 2,251
                                              ========        ========      =======         =======          =======


YEAR ENDED DECEMBER 29, 2002
Allowance for Uncollectible Accounts          $  8,720        $  2,336      $     -         $ 3,093          $ 7,963
                                              ========        ========      =======         =======          =======

Reserve for Discounts                         $  2,220        $      -      $15,143 (1)     $15,015          $ 2,348
                                              ========        ========      =======         =======          =======


YEAR ENDED DECEMBER 31, 2001
Allowance for Uncollectible Accounts          $  7,693        $  5,479      $    88         $ 4,540          $ 8,720
                                              ========        ========      =======         =======          =======

Reserve for Discounts                         $  2,233        $      -      $15,198 (1)     $15,211          $ 2,220
                                              ========        ========      =======         =======          =======


(1)  Adjustments reflect a reduction in net sales.