Form 10-Q
period 2004-06-27
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2004-08-06
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 2, 2004 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters and Two Quarter
                Ended June 27, 2004 and June 29, 2003                                                            3

              Condensed Consolidated Balance Sheets  as of June 27, 2004 and December 28, 2003                   4

              Condensed Consolidated Statements of Cash Flows - Two Quarters Ended
                June 27, 2004 and June 29, 2003                                                                  5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                20

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   26

         Item 4.  Controls and Procedures.                                                                      26

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            28

         Item 6.  Exhibits and Reports on Form 8-K.                                                             28

Signatures                                                                                                      29

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                   Quarters Ended              Two Quarters Ended
                                                             ------------------------       ------------------------
                                                             June 27,        June 29,       June 27,        June 29,
                                                               2004            2003           2004            2003
                                                             --------       --------       --------        --------
                                                                                  (thousands)
NET SALES                                                    $314,140       $337,637       $627,758        $665,788

COST OF GOODS SOLD                                            273,959        298,963        547,818         596,577
                                                             --------       --------       --------        --------

GROSS PROFIT                                                   40,181         38,674         79,940          69,211

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     21,564         19,097         47,017          39,730

RESTRUCTURING CHARGES (CREDITS)                                 1,716         (1,551)         2,244          (1,551)
                                                             --------       --------       --------        --------

INCOME FROM OPERATIONS                                         16,901         21,128         30,679          31,032

INTEREST AND DEBT ISSUANCE EXPENSE                             18,598         19,378         37,209          38,489

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURES                                                  (2)           513            275             879

OTHER INCOME (EXPENSE), NET                                      (740)          (233)           252          (1,848)
                                                             --------       --------       --------        --------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                            (2,439)         2,030         (6,003)         (8,426)

PROVISION (BENEFIT) FOR INCOME TAXES                             (280)           176            492             263
                                                             --------       --------       --------        --------

NET INCOME (LOSS)                                            $ (2,159)      $  1,854       $ (6,495)       $ (8,689)
                                                             ========       ========       ========        ========




               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 27, 2004     December 28, 2003
                                                                           -------------     -----------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                  $  4,636            $  6,610
   Accounts receivable, net of allowances of $11,597 in 2004
     and $10,505 in 2003                                                       183,778             181,288
   Inventories                                                                 100,227              95,882
   Other current assets                                                         21,566              27,287
                                                                              --------            --------
       Total current assets                                                    310,207             311,067

Property, plant and equipment                                                  410,635             414,680
Less accumulated depreciation                                                 (258,297)           (251,830)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           152,338             162,850

GOODWILL                                                                       126,078             126,258

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $14,008 in 2004 and $10,648 in 2003                          23,835              27,195

SOFTWARE COSTS, net of accumulated amortization of $4,602 in
   2004 and $3,603 in 2003                                                      10,415               9,767

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       15,291              14,503

OTHER ASSETS                                                                    20,786              13,515
                                                                              --------            --------

TOTAL ASSETS                                                                  $658,950            $665,155
                                                                              ========            ========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                $115,130            $ 96,065
   Current portion of long-term debt                                             8,931               8,937
   Accounts payable                                                             92,835              98,310
   Accrued employee compensation and benefits                                   33,153              28,331
   Accrued interest                                                             11,910              12,376
   Accrued customer rebates                                                     13,356              18,077
   Cash overdrafts                                                              10,367              12,688
   Other accrued liabilities                                                    16,466              17,584
                                                                              --------            --------
       Total current liabilities                                               302,148             292,368

LONG-TERM DEBT                                                                 633,602             640,621
ACCRUED EMPLOYEE BENEFITS                                                       43,174              43,348
OTHER LIABILITIES                                                               13,353              13,949
                                                                              --------            --------
       Total liabilities                                                       992,277             990,286
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (275,523)           (268,097)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (48,583)            (47,813)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                              --------            --------
       Total partners' deficiency                                             (333,327)           (325,131)
                                                                              --------            --------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                    $658,950            $665,155
                                                                              ========            ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Two Quarters Ended
                                                                                  -------------------------
                                                                                  June 27,         June 29,
                                                                                    2004             2003
                                                                                  --------         --------
OPERATING ACTIVITIES                                                                     (thousands)
   Net loss                                                                       $(6,495)         $(8,689)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                                 12,210           12,956
     Amortization of debt issuance costs, debt premium
        and debt discount                                                           1,368            2,877
     Gain on sale of assets                                                        (1,004)               -
     Other operating activities                                                     7,721            1,320
     Changes in operating assets and liabilities, net                             (23,659)           4,949
                                                                                  -------          -------
         Net cash provided by (used for) operating activities                      (9,859)          13,413
                                                                                  -------          -------

INVESTING ACTIVITIES
   Capital expenditures                                                            (3,110)          (3,165)
   Proceeds from sale of assets                                                     2,243                -
   Other investing activities                                                      (1,647)          (2,197)
                                                                                  -------          -------
         Net cash used for investing activities                                    (2,514)          (5,362)
                                                                                  -------          -------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                   19,064             (979)
   Repayments of long-term debt                                                    (5,492)             (29)
   Decrease in cash overdrafts                                                     (2,321)          (3,168)
   Other financing activities                                                        (852)            (208)
                                                                                  -------          -------
         Net cash provided by (used for) financing activities                      10,399           (4,384)
                                                                                  -------          -------

Net increase (decrease) in cash and cash equivalents                               (1,974)           3,667

Cash and cash equivalents at beginning of period                                    6,610            4,363
                                                                                  -------          -------

Cash and cash equivalents at end of period                                        $ 4,636          $ 8,030
                                                                                  =======          =======

Supplemental Information:
   Cash paid for interest                                                         $36,307          $35,810
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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in Foamex L.P.'s 2003 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of December 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2.     RESTRUCTURING CHARGES (CREDITS)

     During the quarter and two quarters ended June 27, 2004, Foamex L.P. recorded restructuring charges of $1.7 million and $2.2 million, respectively, which were primarily related to lease costs and asset write offs in connection with the closing of its New York office and the realignment of its automotive operations.

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and two quarters ended June 27, 2004:

                                                          Plant Closure       Personnel
                                             Total         and Leases         Reductions        Other
                                             -----        -------------       ----------        -----
                                                                     (millions)
     Balance at March 28, 2004               $8.9              $7.2              $1.1           $0.6
     Restructuring charges                    1.7               1.3               0.4              -
     Asset impairment                        (0.8)             (0.8)                -              -
     Cash spending                           (1.1)             (0.6)             (0.3)          (0.2)
                                             ----              ----              ----           ----
     Balance at June 27, 2004                $8.7              $7.1              $1.2           $0.4
                                             ====              ====              ====           ====

     Balance at December 28, 2003            $9.7              $8.0              $0.9           $0.8
     Restructuring charges                    2.2               1.3               0.9              -
     Asset impairment                        (0.8)             (0.8)                -              -
     Cash spending                           (2.4)             (1.4)             (0.6)          (0.4)
                                             ----              ----              ----           ----
     Balance at June 27, 2004                $8.7              $7.1              $1.2           $0.4
                                             ====              ====              ====           ====

     Foamex L.P. expects to spend approximately $3.0 million during the twelve months ending July 3, 2005, with the balance to be spent through 2012 primarily for lease termination costs which are recorded net of estimated sublease rental income.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   INVENTORIES

     The components of inventories are listed below.

                                          June 27,            December 28,
                                            2004                  2003
                                          --------            ------------
                                                   (thousands)
     Raw materials and supplies           $ 63,756              $61,855
     Work-in-process                        18,004               16,484
     Finished goods                         18,467               17,543
                                          --------              -------
       Total                              $100,227              $95,882
                                          ========              =======

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                        June 27,            December 28,
                                                                          2004                 2003
                                                                       ---------            ------------
                                                                                (thousands)
     Foamex L.P. Senior Secured Credit Facility
       Term Loan (1)                                                   $ 42,728               $ 48,214
     Foamex L.P. Secured Term Loan (1)                                   80,000                 80,000
     10 3/4% Senior secured notes due 2009 (2) (3)                      310,867                311,950
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $1,070 in 2004 and $1,543 in 2003 of unamortized
       debt premium) (2)                                                 52,655                 53,128
     Industrial revenue bonds                                             7,000                  7,000
     Other (net of unamortized debt discount of $70 in 2004
       and $93 in 2003)                                                     783                    766
                                                                       --------               --------
                                                                        642,533                649,558

     Less current portion                                                 8,931                  8,937
                                                                       --------               --------

     Long-term debt                                                    $633,602               $640,621
                                                                       ========               ========

     Revolving credit borrowings (1)                                   $115,130               $ 96,065
                                                                       ========               ========

     (1) Debt of Foamex L.P., guaranteed by Foamex International Inc. ("Foamex International"), FMXI, Inc. and Foamex Canada.
     (2)  Debt of Foamex L.P. and Foamex Capital Corporation.
     (3) Includes $10.9 million in 2004 and $12.0 million in 2003 of deferred credit on interest rate swap transactions.

Senior Secured Credit Facility

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At June 27, 2004, Foamex L.P. had available borrowings of approximately $26.6 million and letters of credit outstanding of $21.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At June 27, 2004, the weighted average interest rates were 4.55% and 4.50% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million,

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of June 27, 2004 and December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of June 27, 2004, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

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

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At June 27, 2004, the redemption price was 101.646% plus accrued and unpaid interest.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below).

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At June 27, 2004, the redemption price was 101.6875% plus accrued and unpaid interest.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon. The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At June 27, 2004, the interest rate was 1.20% on the $1.0 million bond and 1.15% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.8 million at June 27, 2004.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at June 27, 2004 issued in connection with increasing
Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at June 27, 2004.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P.'s subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, as of June 27, 2004, Foamex L.P. was able to distribute funds to its partners only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.     LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended June 27, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.04. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of June 27, 2004 are shown below (thousands):

     Two quarters ending January 2, 2005                            $  5,359
     2005                                                             60,579
     2006                                                              7,143
     2007                                                            251,585
     2008                                                                  -
     Thereafter                                                      306,000
                                                                    --------
                                                                     630,666

     Unamortized debt premium/discount and fair
         value adjustment, net                                        11,867
                                                                    --------

     Total                                                          $642,533
                                                                    ========

5.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                            Quarters Ended              Two Quarters Ended
                                                       -----------------------       ------------------------
                                                       June 27,       June 29,       June 27,        June 29,
                                                         2004           2003           2004            2003
                                                       --------       --------       --------        --------
                                                                           (thousands)
     Service cost                                      $  950         $1,117         $2,220          $2,088
     Interest cost                                      1,869          1,788          3,671           3,336
     Expected return on plan assets                    (1,696)        (1,438)        (3,394)         (2,680)
     Amortization of transition assets                    (19)           (19)           (37)            (36)
     Amortization of prior service benefit                (28)           (34)           (55)            (61)
     Amortization of net loss                             657            716          1,361           1,337
                                                       ------         ------         ------          ------
     Net periodic pension benefit cost                 $1,733         $2,130         $3,766          $3,984
                                                       ======         ======         ======          ======


     Foamex L.P. previously disclosed that it anticipated estimated retiree benefit plan contributions of $11.8 million for fiscal 2004. During the quarter and two quarters ending June 27, 2004, Foamex L.P. contributed $2.8 million and $2.9 million, respectively, and there has been no change in estimated contributions for fiscal 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual contribution requirements.

6.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                         Quarters Ended               Two Quarters Ended
                                                      ----------------------        -----------------------
                                                      June 27,      June 29,        June 27,       June 29,
                                                        2004          2003            2004           2003
                                                      --------      --------        --------       --------
                                                                           (thousands)
     Net income (loss)                                $(2,159)       $1,854         $(6,495)       $(8,689)
     Foreign currency translation adjustments            (570)        2,569            (770)         4,136
                                                      -------        ------         -------        -------
     Total comprehensive income (loss)                $(2,729)       $4,423         $(7,265)       $(4,553)
                                                      =======        ======         =======        =======

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring charges (credits).

     Segment results are presented below.

                                                    Carpet
                                         Foam       Cushion     Automotive     Technical
                                       Products     Products     Products      Products       Other         Total
                                       --------     --------    ----------     ---------     ---------    ---------
                                                                   (thousands)
Quarter ended June 27, 2004
Net sales                              $126,089     $ 53,596     $ 96,620       $31,253      $  6,582     $314,140
Income (loss) from operations          $ 12,332     $  3,428     $  7,991       $ 8,458      $(15,308)    $ 16,901
Depreciation and amortization          $  2,525     $    717     $    639       $   678      $  1,285     $  5,844

Quarter ended June 29, 2003
Net sales                              $122,809     $ 54,089     $123,540       $30,616      $  6,583     $337,637
Income (loss) from operations          $ 10,929     $  1,620     $  9,423       $ 9,794      $(10,638)    $ 21,128
Depreciation and amortization          $  2,674     $    803     $    747       $   732      $  1,895     $  6,851

Two quarters ended June 27, 2004
Net sales                              $260,484     $ 99,694     $190,620       $62,340      $ 14,620     $627,758
Income (loss) from operations          $ 28,612     $  4,731     $ 13,014       $17,314      $(32,992)    $ 30,679
Depreciation and amortization          $  5,341     $  1,491     $  1,266       $ 1,391      $  2,721     $ 12,210

Two quarters ended June 29, 2003
Net sales                              $241,039     $103,226     $244,685       $63,004      $ 13,834     $665,788
Income (loss) from operations          $ 17,866     $  1,004     $ 18,860       $18,726      $(25,424)    $ 31,032
Depreciation and amortization          $  5,430     $  1,601     $  1,432       $ 1,455      $  3,038     $ 12,956

8.   COMMITMENTS AND CONTINGENCIES

Litigation

     Foamex L.P. is party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position or results of operations or cash flows. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

     As of June 27, 2004, Foamex L.P. had accrued approximately $1.5 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 27, 2004, Foamex L.P. had accruals of approximately $2.3 million for

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)

environmental matters, including approximately $2.1 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where Foamex L.P. has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule, which requires flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. Foamex L.P. does not believe that this standard will require it to make material expenditures for its Canadian plants.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eleven sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

9.   GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100.0% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of June 27, 2004 and December 28, 2003 and the condensed consolidating statements of operations for the quarters and two quarters ended June 27, 2004 and June 29, 2003 and cash flows for the two quarters ended June 27, 2004 and June 29, 2003 of the Guarantors and nonguarantors. The Guarantors include Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                      Condensed Consolidating Balance Sheet
                               As of June 27, 2004

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
Assets                                                             (thousands of dollars)
   Current assets                       $     -         $28,280      $     1        $287,511      $ (5,585)       $310,207
   Investment in subsidiaries            10,708               -            -          40,374       (51,082)              -
   Property, plant and equipment, net         -          18,985            -         133,353             -         152,338
   Goodwill                                   -           5,591            -         120,487             -         126,078
   Debt issuance costs                        -               -            -          23,835             -          23,835
   Other assets                          14,525           2,267            -          38,750        (9,050)         46,492
                                        -------         -------      -------        --------      --------        --------
     Total assets                       $25,233         $55,123      $     1        $644,310      $(65,717)       $658,950
                                        =======         =======      =======        ========      ========        ========

Liabilities and Partners' Deficiency
   Current liabilities                  $   676         $18,701      $     -        $289,316      $ (6,545)       $302,148
   Long-term debt                         4,980           4,850            -         632,822        (9,050)        633,602
   Other liabilities                          -           1,028            -          55,499             -          56,527
                                        -------         -------      -------        --------      --------        --------
     Total liabilities                    5,656          24,579            -         977,637       (15,595)        992,277
   Partners' deficiency                  19,577          30,544            1        (333,327)      (50,122)       (333,327)
                                        -------         -------      -------        --------      --------        --------
     Total liabilities and partners'
        deficiency                      $25,233         $55,123      $     1        $644,310      $(65,717)       $658,950
                                        =======         =======      =======        ========      ========        ========

                      Condensed Consolidating Balance Sheet
                             As of December 28, 2003

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
Assets                                                             (thousands of dollars)
   Current assets                       $   419         $31,859      $     1        $283,144      $ (4,356)       $311,067
   Investment in subsidiaries            10,513               -            -          43,598       (54,111)              -
   Property, plant and equipment, net         -          19,736            -         143,114             -         162,850
   Goodwill                                   -           5,772            -         120,486             -         126,258
   Debt issuance costs                        -               -            -          27,195             -          27,195
   Other assets                          13,857           2,125            -          30,853        (9,050)         37,785
                                        -------         -------      -------        --------      --------        --------
     Total assets                       $24,789         $59,492      $     1        $648,390      $(67,517)       $665,155
                                        =======         =======      =======        ========      ========        ========

Liabilities and Partners' Deficiency
   Current liabilities                  $   585         $18,746      $     -        $277,393      $ (4,356)       $292,368
   Long-term debt                         4,957           4,851            -         639,863        (9,050)        640,621
   Other liabilities                          -           1,032            -          56,265             -          57,297
                                        -------         -------      -------        --------      --------        --------
     Total liabilities                    5,542          24,629            -         973,521       (13,406)        990,286
   Partners' deficiency                  19,247          34,863            1        (325,131)      (54,111)       (325,131)
                                        -------         -------      -------        --------      --------        --------
     Total liabilities and partners'
        deficiency                      $24,789         $59,492      $     1        $648,390      $(67,517)       $665,155
                                        =======         =======      =======        ========      ========        ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended June 27, 2004

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                $   -         $23,175         $   -        $296,193      $(5,228)        $314,140

Cost of goods sold                           -          21,778             -         257,409       (5,228)         273,959
                                         -----         -------         -----        --------      -------         --------

   Gross profit                              -           1,397             -          38,784            -           40,181

Selling, general and administrative
   expenses                                  -           1,701             -          19,863            -           21,564

Restructuring charges                        -               -             -           1,716            -            1,716
                                         -----         -------         -----        --------      -------         --------

Income from operations                       -            (304)            -          17,205            -           16,901

Interest and debt issuance expense          58              82             -          18,578         (120)          18,598

Equity in undistributed earnings
   of affiliates                          (745)              -             -          (1,009)       1,752               (2)

Other income (expense), net                 46            (628)            -             (38)        (120)            (740)
                                         -----         -------         -----        --------      -------         --------

Loss before benefit for income taxes      (757)         (1,014)            -          (2,420)       1,752           (2,439)

Benefit for income taxes                     -             (19)            -            (261)           -             (280)
                                         -----         -------         -----        --------      -------         --------

Net loss                                 $(757)        $  (995)        $   -        $ (2,159)     $ 1,752         $ (2,159)
                                         =====         =======         =====        ========      =======         ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended June 29, 2003

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                $   -         $27,770         $   -        $314,365      $(4,498)        $337,637

Cost of goods sold                           -          25,484             -         277,977       (4,498)         298,963
                                         -----         -------         -----        --------      -------         --------

   Gross profit                              -           2,286             -          36,388            -           38,674

Selling, general and administrative
   expenses                                  -           1,695             -          17,402            -           19,097

Restructuring charges (credits)              -             403             -          (1,954)           -           (1,551)
                                         -----         -------         -----        --------      -------         --------

Income from operations                       -             188             -          20,940            -           21,128

Interest and debt issuance expense          74               7             -          19,297            -           19,378

Equity in undistributed earnings
   of affiliates                           271               -             -             309          (67)             513

Other expense, net                          63            (198)            -             (98)           -             (233)
                                         -----         -------         -----        --------      -------         --------

Income before provision for income
   taxes                                   260             (17)            -           1,854          (67)           2,030

Provision for income taxes                   -             176             -               -            -              176
                                         -----         -------         -----        --------      -------         --------

Net income                               $ 260         $  (193)        $   -        $  1,854      $   (67)        $  1,854
                                         =====         =======         =====        ========      =======         ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the two quarters ended June 27, 2004

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                $   -         $48,017         $   -        $590,443     $(10,702)        $627,758

Cost of goods sold                           -          44,246             -         514,274      (10,702)         547,818
                                         -----         -------         -----        --------     --------         --------

   Gross profit                              -           3,771             -          76,169            -           79,940

Selling, general and administrative
   expenses                                  -           3,249             -          43,768            -           47,017

Restructuring charges                        -               -             -           2,244            -            2,244
                                         -----         -------         -----        --------     --------         --------

Income from operations                       -             522             -          30,157            -           30,679

Interest and debt issuance expense         117             152             -          37,191         (251)          37,209

Equity in undistributed earnings
   of affiliates                           371               -             -             168         (264)             275

Other income (expense), net                 94            (334)            -             743         (251)             252
                                         -----         -------         -----        --------     --------         --------

Loss before provision for income taxes     348              36             -          (6,123)        (264)          (6,003)

Provision for income taxes                   -             120             -             372            -              492
                                         -----         -------         -----        --------     --------         --------

Net loss                                 $ 348         $   (84)        $   -        $ (6,495)    $   (264)        $ (6,495)
                                         =====         =======         =====        ========      =======         ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the two quarters ended June 29, 2003

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                $   -         $54,271         $   -        $620,710     $(9,193)        $665,788

Cost of goods sold                           -          49,906             -         555,864      (9,193)         596,577
                                         -----         -------         -----        --------     -------         --------

   Gross profit                              -           4,365             -          64,846           -           69,211

Selling, general and administrative
   expenses                                  -           3,230             -          36,500           -           39,730

Restructuring charges (credits)              -             402             -          (1,953)          -           (1,551)
                                         -----         -------         -----        --------     -------         --------

Income from operations                       -             733             -          30,299           -           31,032

Interest and debt issuance expense         133              19             -          38,337           -           38,489

Equity in undistributed earnings
   of affiliates                          (385)              -             -            (408)      1,672              879

Other expense, net                         112          (1,717)            -            (243)          -           (1,848)
                                         -----         -------         -----        --------     -------         --------

Loss before provision for income
   taxes                                  (406)         (1,003)            -          (8,689)      1,672           (8,426)

Provision for income taxes                   -             263             -               -           -              263
                                         -----         -------         -----        --------     -------         --------

Net loss                                 $(406)        $(1,266)        $   -        $ (8,689)    $ 1,672         $ (8,689)
                                         =====         =======         =====        ========     =======         ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                    For the two quarters ended June 27, 2004

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
                                                                   (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                               $348         $   (84)        $   -         $(6,495)    $ (264)         $(6,495)
   Total adjustments to reconcile net
     loss to net cash used for
      operating activities                (348)            164             -          (3,444)       264           (3,364)
                                         -----         -------         -----         -------     ------          -------
   Net cash used for
     operating activities                    -              80             -          (9,939)         -           (9,859)
                                         -----         -------         -----         -------     ------          -------

Cash Flows from Investing Activities
   Capital expenditures                      -            (745)            -          (2,365)         -           (3,110)
   Other                                     -               -             -           3,096     (2,500)             596
                                         -----         -------         -----         -------     ------          -------
   Net cash used for investing
     activities                              -            (745)            -             731     (2,500)          (2,514)
                                         -----         -------         -----         -------     ------          -------

Cash Flows from Financing Activities
   Net repayments of revolving loans         -               -             -          19,064          -           19,064
   Repayments of long-term debt              -               -             -          (5,492)         -           (5,492)
   Other, net                                -          (2,500)            -          (3,173)     2,500           (3,173)
                                         -----         -------         -----         -------     ------          -------
   Net cash provided by financing
     activities                              -          (2,500)            -          10,399      2,500           10,399
                                         -----         -------         -----         -------    -------          -------

Net increase in cash and cash
   equivalents                               -          (3,165)            -           1,191          -           (1,974)

Cash and cash equivalents at
   beginning of period                       -           4,669             1           1,940          -            6,610
                                         -----         -------         -----         -------    -------          -------
Cash and cash equivalents at
   end of period                         $   -         $ 1,504         $   1         $ 3,131    $     -          $ 4,636
                                         =====         =======         =====         =======    =======          =======

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                    For the two quarters ended June 29, 2003

                                                                      Foamex
                                                                      Capital      Foamex L.P.                  Consolidated
                                       Guarantors    Nonguarantors   Corporation    (Parent)    Eliminations    Foamex L.P.
                                       ----------    -------------   -----------   -----------  ------------    ------------
                                                                   (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                              $(406)        $(1,266)        $   -         $(8,689)    $ 1,672          $(8,689)
   Total adjustments to reconcile net
     loss to net cash provided
     by operating activities               406             682             -          22,686      (1,672)          22,102
                                         -----         -------         -----         -------     -------          -------
   Net cash provided by operating
     activities                              -            (584)            -          13,997           -           13,413
                                         -----         -------         -----         -------     -------          -------

Cash Flows from Investing Activities
   Capital expenditures                      -            (414)            -          (2,751)          -           (3,165)
   Other                                     -               -             -          (2,197)          -           (2,197)
                                         -----         -------         -----         -------     -------          -------
   Net cash used for investing
     activities                              -            (414)            -          (4,948)          -           (5,362)
                                         -----         -------         -----         -------     -------          -------

Cash Flows from Financing Activities
   Repayments of revolving loans             -               -             -            (979)          -             (979)
   Repayments of long-term debt              -               -             -             (29)          -              (29)
   Other, net                                -               -             -          (3,376)          -           (3,376)
                                         -----         -------         -----         -------     -------          -------
   Net cash used for financing
     activities                              -               -            -           (4,384)          -           (4,384)
                                         -----         -------         -----         -------     -------          -------

Net increase (decrease) in cash and
   cash equivalents                          -            (998)            -           4,665           -            3,667

Cash and cash equivalents at
   beginning of period                       -           1,781             1           2,581           -            4,363
                                         -----         -------         -----         -------     -------          -------

Cash and cash equivalents at
   end of period                         $   -         $   783         $   1         $ 7,246     $     -          $ 8,030
                                         =====         =======         =====         =======     =======          =======

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and expressly disclaim any obligation to, update or alter forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2004 COMPARED TO THE QUARTER ENDED JUNE 29, 2003

                                                    Carpet
                                         Foam       Cushion     Automotive     Technical
                                       Products     Products     Products      Products       Other         Total
                                       --------     --------    ----------     ---------     ---------    ---------
                                                                   (thousands)
Quarter ended June 27, 2004
Net sales                              $126,089     $53,596      $ 96,620       $31,253       $  6,582     $314,140
Income (loss) from operations          $ 12,332     $ 3,428      $  7,991       $ 8,458       $(15,308)    $ 16,901
Depreciation and amortization          $  2,525     $   717      $    639       $   678       $  1,285     $  5,844
Income (loss) from operations
   as a percentage of net sales            9.8%        6.4%          8.3%         27.1%          n.m.*         5.4%

Quarter ended June 29, 2003
Net sales                              $122,809      $54,089     $123,540       $30,616       $  6,583     $337,637
Income (loss) from operations          $ 10,929      $ 1,620     $  9,423       $ 9,794       $(10,638)    $ 21,128
Depreciation and amortization          $  2,674      $   803     $    747       $   732       $  1,895     $  6,851
Income (loss) from operations
   as a percentage of net sales            8.9%         3.0%         7.6%         32.0%          n.m.*         6.3%

* not meaningful

Income from Operations

     Net sales for the quarter ended June 27, 2004 decreased 7% to $314.1 million from $337.6 million in the quarter ended June 29, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products segment.

     The gross profit was $40.2 million, or 12.8% of net sales, in the quarter ended June 27, 2004 compared to $38.7 million, or 11.5% of net sales, in the 2003 period. Gross profit margin continues to improve from the unusually low levels experienced in late 2002 and early 2003 primarily due to profit improvements in Foam Products and lower costs in Carpet Cushion Products, partially offset by the lower volume in the Automotive Products segment. We expect that the gross profit margin in the second half of 2004 will be lower, primarily due to the net effects of anticipated increases in the costs of chemical raw materials, but should approximate gross profit margins achieved in the second half of 2003.

     Income from operations for the quarter ended June 27, 2004 was $16.9 million, or 5.4% of net sales, which represented a 20% decrease from the $21.1 million, or 6.3% of net sales, reported during the 2003 period. The improved gross profit margin, described above, was offset by higher selling, general and administrative expenses, which increased $2.5 million, or 13%, due primarily to higher litigation related costs and higher professional fees. Results include net restructuring charges of $1.7 million in 2004 and net restructuring credits of $1.6 million in 2003. Restructuring items are discussed under "Other" below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the quarter ended June 27, 2004 increased 3% to $126.1 million from $122.8 million in the 2003 period primarily due to higher volumes of value-added viscoelastic products. Income from operations increased 13% to $12.3 million in the quarter ended June 27, 2004 from $10.9 million in the 2003 period principally as a result of this improved volume mix. Income from operations was 9.8% of net sales in 2004, up from 8.9% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended June 27, 2004 decreased 1% to $53.6 million from $54.1 million in the 2003 period. Income from operations of $3.4 million in the quarter ended June 27, 2004 was 112% more than the $1.6 million income from operations reported in the 2003 period primarily as a result of lower raw material costs. Income from operations represented 6.4% of net sales in 2004 and 3.0% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the quarter ended June 27, 2004 decreased 22% to $96.6 million from $123.5 million in the 2003 period as a result of lower volumes from sourcing actions by major customers. We anticipate this trend of lower volume in this segment will continue with total 2004 net sales expected to be approximately $370.0 million compared to $447.1 million in 2003. Income from operations decreased 15% to $8.0 million compared to $9.4 million in the 2003 period primarily due to the decline in sales volume. Income from operations represented 8.3% of net sales in 2004 and 7.6% of net sales in 2003.

     Technical Products

     Technical Products net sales for the quarter ended June 27, 2004 increased 2% to $31.3 million from $30.6 million in the 2003 period. Increases in unit volume were partially offset by lower average selling prices due to product mix. Income from operations decreased 14% to $8.5 million in the 2004 period compared to $9.8 million in the 2003 period due to higher material and operating costs and lower volumes of higher margin products. Income from operations represented 27.1% of net sales in 2004 compared to 32.0% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $15.3 million in the quarter ended June 27, 2004 and $10.6 million in the quarter ended June 29, 2003 and primarily reflects corporate expenses not allocated to operating segments.

     During the quarter ended June 27, 2004, we recorded restructuring charges of $1.7 million primarily related to lease costs and asset write offs in connection with the closing of the New York office and the realignment of automotive operations. During the quarter ended June 29, 2003, we recorded restructuring credits of $1.6 million from the reversal of prior restructuring charges no longer required.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $18.6 million in the quarter ended June 27, 2004, which represented a 4% decrease from the 2003 period expense of $19.4 million. The decrease is primarily due to lower amortization of debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $0.7 million for the quarter ended June 27, 2004 compared to $0.2 million for the quarter ended June 29, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.6 million compared to $0.2 million in 2003.

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

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JUNE 27, 2004 COMPARED TO THE TWO QUARTERS ENDED JUNE 29, 2003

                                                    Carpet
                                         Foam       Cushion     Automotive     Technical
                                       Products     Products     Products      Products       Other         Total
                                       --------     --------    ----------     ---------     ---------    ---------
                                                                   (thousands)
Two Quarters ended June 27, 2004
Net sales                              $260,484     $ 99,694     $190,620       $62,340      $ 14,620     $627,758
Income (loss) from operations          $ 28,612     $  4,731     $ 13,014       $17,314      $(32,992)    $ 30,679
Depreciation and amortization          $  5,341     $  1,491     $  1,266       $ 1,391      $  2,721     $ 12,210
Income (loss) from operations
   as a percentage of net sales           11.0%         4.7%         6.8%         27.8%         n.m.*         4.9%

Two Quarters ended June 29, 2003
Net sales                              $241,039     $103,226     $244,685       $63,004      $ 13,834     $665,788
Income (loss) from operations          $ 17,866     $  1,004     $ 18,860       $18,726      $(25,424)    $ 31,032
Depreciation and amortization          $  5,430     $  1,601     $  1,432       $ 1,455      $  3,038     $ 12,956
Income (loss) from operations
   as a percentage of net sales            7.4%         1.0%         7.7%         29.7%         n.m.*         4.7%

* not meaningful

Income from Operations

     Net sales for the two quarters ended June 27, 2004 decreased 6% to $627.8 million from $665.8 million in the two quarters ended June 29, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products segment.

     The gross profit was $79.9 million, or 12.7% of net sales, in the two quarters ended June 27, 2004 compared to $69.2 million, or 10.4% of net sales, in the 2003 period. Gross profit margin continues to improve from the unusually low levels experienced in late 2002 and early 2003 primarily due to profit improvements in Foam Products and lower costs in Carpet Cushion Products, partially offset by lower volume in the Automotive Products segment. We expect that the gross profit margin in the second half of 2004 will be lower, primarily due to the net effects of anticipated increases in the costs of chemical raw materials, but should approximate gross profit margins achieved in the second half of 2003.

     Income from operations for the two quarters ended June 27, 2004 was $30.7 million, or 4.9% of net sales, which represented a 1% decrease from the $31.0 million, or 4.7% of net sales, reported during the 2003 period. The improved gross profit margin, described above, was offset by higher selling, general and administrative expenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

which increased $7.3 million, or 18%, due partially to a $3.7 million bad debt charge as a result of a customer bankruptcy and employee termination costs in the first quarter and litigation related costs and higher professional fees in the second quarter. Results include net restructuring charges of $2.2 million in 2004 and net restructuring credits of $1.6 million in 2003. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the two quarters ended June 27, 2004 increased 8% to $260.5 million from $241.0 million in the 2003 period primarily due to higher volumes of value-added viscoelastic products. Income from operations increased 60% to $28.6 million in the two quarters ended June 27, 2004 from $17.9 million in the 2003 period principally as a result of the improved volume mix. Income from operations was 11.0% of net sales in 2004, up from 7.4% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended June 27, 2004 decreased 3% to $99.7 million from $103.2 million in the 2003 period principally due to volume declines. Income from operations was $4.7 million in the two quarters ended June 27, 2004 compared to $1.0 million in the 2003 period due primarily to lower material and operating costs. Income from operations represented 4.7% of net sales in 2004 and 1.0% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the two quarters ended June 27, 2004 decreased 22% to $190.6 million from $244.7 million in the 2003 period as a result of lower volume from sourcing actions by major customers. Income from operations decreased 31% to $13.0 million compared to $18.9 million in the 2003 period primarily due the lower sales volume. Income from operations represented 6.8% of net sales in 2004 and 7.7% of net sales in 2003.

     Technical Products

     Technical Products net sales for the two quarters ended June 27, 2004 decreased 1% to $62.3 million from $63.0 million in the 2003 period primarily due to lower average selling prices as a result of product mix partially offset by higher unit volume. Income from operations decreased 8% to $17.3 million in the 2004 period compared to $18.7 million in the 2003 period primarily due to lower volumes of higher margin products. Income from operations represented 27.8% of net sales in 2004 compared to 29.7% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $33.0 million in the two quarters ended June 27, 2004 and $25.4 million in the two quarters ended June 29, 2003 and reflected generally higher corporate expenses in 2004 and included restructuring items discussed below.

     During the two quarters ended June 27, 2004, we recorded restructuring charges of $2.2 million primarily related to lease costs and asset write offs in connection with the closing of the New York office and the realignment of automotive operations. During the two quarters ended June 29, 2003, we recorded restructuring credits of $1.6 million primarily from the reversal of prior restructuring charges no longer required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $37.2 million in the two quarters ended June 27, 2004, which represented a 3% decrease from the 2003 period expense of $38.5 million. The decrease is primarily due to lower amortization of debt issuance costs.

     Other Income (Expense), Net

     Other income, net was $0.3 million for the two quarters ended June 27, 2004 compared to other expense, net of $1.8 million for the two quarters ended June 29, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.3 million compared to $1.7 million in 2003. Also included in 2004 were gains of $1.0 million on asset disposals.

     Provision for Income Taxes

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Liquidity and Capital Resources

     Our liquidity requirements consist principally of the need to fund accounts receivable, inventory and accounts payable, scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and software development costs, and employee and non-employee benefits. Cash flow from operations for the two quarters ended June 27, 2004 was negative due to working capital requirements, primarily for accounts receivable and inventory. Periodic borrowings under our revolving credit facility ($26.6 million available at June 27, 2004) and cash flow from operating activities are the principal sources of cash need to meet liquidity requirements. We expect that cash flow from operations and the availability of borrowings under the revolving credit facility will increase in the second half of the year. Scheduled principal payments on our debt become more significant in the second half of 2005 when the $51.6 million of 13 1/2% Senior Subordinated Notes mature. (See Note 4 to the condensed consolidated financial statements.)

     Cash and cash equivalents were $4.6 million at June 27, 2004 compared to $6.6 million at December 28, 2003. Working capital at June 27, 2004 was $8.1 million and the current ratio was 1.03 to 1 compared to working capital at December 28, 2003 of $18.7 million and a current ratio of 1.06 to 1.

     Total long-term debt and revolving credit borrowings at June 27, 2004 were $757.7 million, up $12.0 million from December 28, 2003. As of June 27, 2004, there were $115.1 million of revolving credit borrowings under the $240.0 Million Senior Secured Credit Facility with $26.6 million available for borrowings and $21.9 million of letters of credit outstanding. Revolving credit borrowings at June 27, 2004 primarily reflect working capital requirements.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At June 27, 2004, the weighted average interest rates were 4.55% and 4.50% for the revolving loans and the term loan, respectively. The margin for borrowings under the revolving credit facility and term loan will increase by 0.50% as of September 1, 2004 which will increase annualized interest expense by approximately $0.8 million based on current borrowing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

levels. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan will mature on April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate, which was in effect as of June 27, 2004, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended June 27, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.04, which translates into $3.3 million of excess coverage. Although we do not anticipate our fixed charge coverage ratio will fall below the required minimum, if we are not able to maintain or improve our operating results and manage our fixed charges, we may not be able to meet our required fixed charge coverage ratio. If we are not able to meet the fixed charge coverage ratio and we are not able to obtain waivers or amendments under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, there would be a material adverse impact on our financial condition. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or obtain additional financing. We continue to evaluate a number of refinancing options. However, we may not be able to obtain financing at a reasonable cost, or at all, which may have a material adverse effect on our financial condition. We may, from time to time, directly or indirectly make purchases of these notes or other public debt in the open market or in private transactions.

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

     We anticipate contributing a total of $11.8 million to our pension plans in 2004 and have contributed $2.9 million for the two quarters ended June 27, 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual funding requirements.

     Cash Flow from Operating Activities

     Cash used for operating activities in the two quarters ended June 27, 2004 was $9.9 million compared to cash provided of $13.4 million in the two quarters ended June 29, 2003. Accounts receivable and inventories increased $11.7 million before changes in allowances while other assets increased by $7.2 million. The increase in accounts receivable is primarily due to higher net sales in the last two months of the current quarter when compared to the last two months of 2003, while the inventory increase is due to purchase of major chemical raw materials in anticipation of price increases for these items. Other assets increased primarily as a result of cash collateral deposits under our insurance program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Investing Activities

     Investing activities used $2.5 million of cash for the two quarters ended June 27, 2004. Cash requirements included capital expenditures of $3.1 million and capitalized software development costs of $1.6 million. These uses were partially offset by proceeds from asset disposals of $2.2 million. In the two quarters ended June 29, 2003, cash used for investing activities was $5.4 million, which consisted of capital expenditures of $3.2 million and capitalized software development costs of $2.2 million. The estimated capital expenditures and software development costs for the full year 2004 are expected to be approximately $6.0 to $8.0 million and approximately $4.0 million, respectively.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $10.4 million for the two quarters ended June 27, 2004 and consisted principally of $19.1 million of revolving credit borrowings partially offset by scheduled payments of the term loan under the $240.0 Million Senior Secured Credit Facility and the net proceeds from the asset sale used to make an additional payment on the Term Loan as required under the facility. In addition, cash overdrafts decreased by $2.3 million. Cash used for financing activities in the two quarters ended June 29, 2003 was $4.4 million consisting primarily of a decrease in cash overdrafts and repayments of revolver borrowings.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of June 27, 2004 was $2.3 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 8 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Foamex L.P. has debt securities with variable interest rates subject to market risk for changes in interest rates. On June 27, 2004, indebtedness with variable interest rates aggregated $244.9 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

     Foamex L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

     On April 2, 2004, Foamex L.P. filed a current report on Form 8-K, which disclosed that Foamex L.P.'s former independent public accountants had communicated certain matters to Foamex L.P. involving internal controls that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A reportable condition is an internal control weakness that represents a significant deficiency in the design or operation of internal control which could adversely affect an organization's ability to record, process, summarize and report financial data consistent with management's assertions in the financial statements. These reportable conditions concerned matters relating to: (1) the integration of Foamex L.P.'s information technology systems; (2) the design and operation of access and security controls of Foamex L.P.'s information technology systems; (3) inventory procedures, processes and systems, including both performance and review and (4) the preparation of Foamex L.P.'s quarterly financial reports.

     Management of Foamex L.P., under the guidance of the Foamex International Audit Committee, is in the process of remediating the reportable conditions. Foamex L.P. continues to install a new enterprise-wide information technology system. Foamex L.P. expects to substantially complete the implementation during 2006. Several modules of the system have already been installed and others are currently in the process of being implemented. Foamex L.P. believes it has addressed and remediated the information technology security issues. Foamex L.P. has implemented improved inventory procedures and processes at each of its facilities and is taking appropriate actions to ensure their effectiveness, including training of personnel and additional management oversight. Foamex L.P. performs monthly physical counts and reconciliations of inventory at each of its plants and will continue to do so until perpetual inventory records are available as manufacturing modules of the enterprise-wide information technology system are implemented at its facilities. The inventory procedures are formally documented and include requirements that account reconciliations are reviewed monthly and a checklist of the tasks performed are prepared and reviewed monthly. Foamex L.P. has strengthened and continues to address the controls over the preparation of its quarterly financial reports including more extensive and stringent analytical review procedures applied to its results as well as developing task logs and checklists to facilitate the accuracy and completeness of its financial statements and required disclosures. Foamex L.P. has codified and standardized closing journal entries across its facilities and has formalized the review and approval process for such journal entries. Additionally, Foamex L.P. has implemented a standardized consolidation and reporting system in the United States, Mexico and Canada.

     Foamex L.P. does not consider the reportable conditions discussed above, either individually or in the aggregate, to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. As discussed above, Foamex L.P. is taking actions to remediate the reportable conditions and has concluded that the existence of the reportable conditions does not have a material impact on its disclosure controls and procedures.

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 27, 2004 and have concluded that Foamex L.P.'s disclosure controls and procedures were effective as of June 27, 2004. Foamex L.P.'s management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated Foamex L.P.'s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting. Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting.

                          FOAMEX L.P. AND SUBSIDIARIES

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 28, 2003. The information from Note 8 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          4.15.4* Amendment No. 2 to Credit Agreement, dated as of June 15, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Bank of America, N.A. as Administrative Agent.

          4.16.4* Amendment No. 2 to Credit Agreement, dated as of June 25, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.

          10.11.15* Separation  Agreement and Release between John V. Tunney and
                    Foamex International Inc., Foamex L.P. and all other affiliates and subsidiaries of Foamex International Inc. dated as of June 19, 2004.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Incorporated by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 27, 2004.

          (b) Foamex L.P. filed the following Current Reports on Form 8-K for the quarter ended June 29, 2003:

          Form 8-K dated April 4, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", concerning the dismissal of Deloitte & Touche LLP as the Company's independent accountants and the appointment of KPMG LLP as the Company's new independent accountants effective as of March 26, 2004.

          Form 8-K dated April 4, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", concerning the dismissal of Deloitte & Touche LLP as the Company's independent accountants and the appointment of KPMG LLP as the Company's new independent accountants for the Foamex L.P. 401(k) Savings Plan for the fiscal year ended December 31, 2003.

          Form 8-K/A dated April 12, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", furnishing a copy of Deloitte & Touche LLP letter dated April 7, 2004 to the Securities and Exchange Commission.

          Form 8-K/A dated April 12, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", furnishing a copy of Deloitte & Touche LLP letter dated April 7, 2004 to the Securities and Exchange Commission.

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



                                        FOAMEX L.P.
                                        By: FMXI, Inc.
                                            Its Managing General Partner


Date:  August 5, 2004                   By:  /s/ K. Douglas Ralph
                                             ----------------------------------
                                             K. Douglas Ralph
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer)


                                        FOAMEX CAPITAL CORPORATION


Date: August 5, 2004                    By:  /s/ K. Douglas Ralph
                                             ----------------------------------
                                             K. Douglas Ralph
                                             Executive Vice President and Chief
                                             Financial Officer