Form 10-Q
period 2004-09-26
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2004-11-10
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of November 1, 2004 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters and Three Quarters
                Ended September 26, 2004 and September 28, 2003                                                  3

              Condensed Consolidated Balance Sheets as of September 26, 2004 and December 28, 2003               4

              Condensed Consolidated Statements of Cash Flows - Three Quarters Ended
                September 26, 2004 and September 28, 2003                                                        5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   28

         Item 4.  Controls and Procedures.                                                                      28

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            30

         Item 6.  Exhibits.                                                                                     30

Signatures                                                                                                      31


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                  Quarters Ended              Three Quarters Ended
                                                            ----------------------------  -----------------------------
                                                            September 26,  September 28,  September 26,   September 28,
                                                                2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------
                                                                                    (thousands)
NET SALES                                                     $309,993       $323,542         $937,751       $989,330

COST OF GOODS SOLD                                             276,821        286,196          824,639        882,773
                                                              --------       --------         --------       --------

GROSS PROFIT                                                    33,172         37,346          113,112        106,557

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      17,993         18,863           65,010         58,593

RESTRUCTURING CHARGES (CREDITS)                                     78            314            2,322         (1,237)
                                                              --------       --------         --------       --------


INCOME FROM OPERATIONS                                          15,101         18,169           45,780         49,201

INTEREST AND DEBT ISSUANCE EXPENSE                              18,702         31,550           55,911         70,039

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                   67            495              342          1,374

OTHER EXPENSE, NET                                                (531)          (952)            (279)        (2,800)
                                                              --------       --------         --------       --------

LOSS BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                                 (4,065)       (13,838)         (10,068)       (22,264)

PROVISION (BENEFIT) FOR INCOME TAXES                              (261)           168              231            431
                                                              --------       --------         --------       --------

NET LOSS                                                      $ (3,804)      $(14,006)        $(10,299)      $(22,695)
                                                              ========       ========         ========       ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                          September 26, 2004  December 28, 2003
ASSETS                                                                    ------------------  -----------------
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                  $  5,881            $  6,610
   Accounts receivable, net of allowances of $10,416 in 2004
     and $10,505 in 2003                                                       193,091             181,288
   Inventories                                                                  99,283              95,882
   Other current assets                                                         21,940              27,287
                                                                              --------            --------
       Total current assets                                                    320,195             311,067

Property, plant and equipment                                                  405,181             414,680
Less accumulated depreciation                                                 (258,724)           (251,830)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           146,457             162,850

GOODWILL                                                                       126,439             126,258

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $15,681 in 2004 and $10,648 in 2003                          22,163              27,195

SOFTWARE COSTS, net of accumulated amortization of $5,597 in
   2004 and $3,603 in 2003                                                      10,135               9,767

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       15,407              14,503

OTHER ASSETS                                                                    20,373              13,515
                                                                              --------            --------

TOTAL ASSETS                                                                  $661,169            $665,155
                                                                              ========            ========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                $ 98,862            $ 96,065
   Current portion of long-term debt                                            61,348               8,937
   Accounts payable                                                            107,935              98,310
   Accrued employee compensation and benefits                                   23,236              28,331
   Accrued interest                                                             21,724              12,376
   Accrued customer rebates                                                     15,116              18,077
   Cash overdrafts                                                              10,794              12,688
   Other accrued liabilities                                                    16,472              17,584
                                                                              --------            --------
       Total current liabilities                                               355,487             292,368

LONG-TERM DEBT                                                                 578,617             640,621
ACCRUED EMPLOYEE BENEFITS                                                       50,364              43,348
OTHER LIABILITIES                                                               12,855              13,949
                                                                              --------            --------
       Total liabilities                                                       997,323             990,286
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (279,590)           (268,097)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (47,343)            (47,813)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                              --------            --------
       Total partners' deficiency                                             (336,154)           (325,131)
                                                                              --------            --------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                    $661,169            $665,155
                                                                              ========            ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                          Three Quarters Ended
                                                                                    ------------------------------
                                                                                    September 26,    September 28,
                                                                                        2004             2003
                                                                                    -------------    -------------
                                                                                           (thousands)
OPERATING ACTIVITIES
   Net loss                                                                          $(10,299)         $(22,695)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                                     19,047            19,250
     Amortization of debt issuance costs, debt premium
        and debt discount                                                               2,059             3,967
     Asset impairment and other charges                                                 2,178                 -
     Write off of debt issuance costs                                                       -            12,928
     Gain on sale of assets                                                            (1,005)                -
     Provision for uncollectible accounts                                               3,619             1,391
     Other operating activities                                                        (2,570)           (2,186)
     Changes in operating assets and liabilities, net                                  (1,976)           13,431
                                                                                     --------          --------

         Net cash provided by operating activities                                     11,053            26,086
                                                                                     --------          --------

INVESTING ACTIVITIES
   Capital expenditures                                                                (4,209)           (4,683)
   Proceeds from sale of assets                                                         2,243             1,135
   Other investing activities                                                          (2,362)           (2,729)
                                                                                     --------          --------

         Net cash used for investing activities                                        (4,328)           (6,277)
                                                                                     --------          --------

FINANCING ACTIVITIES
   Proceeds from revolving loans, net                                                   2,797            31,618
   Proceeds from long-term debt                                                             -           130,000
   Repayments of long-term debt                                                        (7,280)         (162,227)
   Decrease in cash overdrafts                                                         (1,894)           (6,735)
   Debt issuance costs                                                                      -           (11,659)
   Other financing activities                                                          (1,077)             (208)
                                                                                     --------          --------

         Net cash used for financing activities                                        (7,454)          (19,211)
                                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                                     (729)              598

Cash and cash equivalents at beginning of period                                        6,610             4,363
                                                                                     --------          --------

Cash and cash equivalents at end of period                                           $  5,881          $  4,961
                                                                                     ========          ========

Supplemental Information:
   Cash paid for interest                                                            $ 44,504          $ 45,160
                                                                                     ========          ========

   Cash paid for income taxes                                                        $    494          $  2,017
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

2.   RESTRUCTURING CHARGES (CREDITS)

     During the three quarters ended September 26, 2004, Foamex L.P. recorded restructuring charges of $2.3 million, which were primarily related to lease costs and asset write offs in connection with the closing of its New York office and the realignment of its automotive operations.

     The   following   tables  set  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and three quarters ended September 26, 2004:

                                                            Plant Closure      Personnel
                                             Total           and Leases        Reductions      Other
                                             -----          -------------      ----------      -----
                                                                      (millions)
     Balance at June 27, 2004                $8.7              $7.1              $1.2           $0.4
     Restructuring charges                    0.1               0.1                -               -
     Cash spending                           (0.7)             (0.3)             (0.2)          (0.2)
                                             ----              ----              ----           ----
     Balance at September 26, 2004           $8.1              $6.9              $1.0           $0.2
                                             ====              ====              ====           ====

     Balance at December 28, 2003            $9.7              $8.0              $0.9           $0.8
     Restructuring charges                    2.3               1.4               0.9               -
     Asset impairment                        (0.8)             (0.8)                -               -
     Cash spending                           (3.1)             (1.7)             (0.8)          (0.6)
                                             ----              ----              ----           ----
     Balance at September 26, 2004           $8.1              $6.9              $1.0           $0.2
                                             ====              ====              ====           ====

     Foamex L.P. expects to spend approximately $2.5 million during the twelve months ending October 2, 2005, with the balance to be spent through 2012 primarily for lease termination costs which are recorded net of estimated sublease rental income.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   INVENTORIES

     The components of inventories are listed below.

                                           September 26,    December 28,
                                               2004            2003
                                           -------------    ------------
                                                    (thousands)
     Raw materials and supplies             $60,263           $61,855
     Work-in-process                         20,094            16,484
     Finished goods                          18,926            17,543
                                           --------          --------
       Total                                $99,283           $95,882
                                            =======           =======

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                      September 26,         December 28,
                                                                          2004                 2003
                                                                      -------------         ------------
                                                                                 (thousands)
     Foamex L.P. Senior Secured Credit Facility
       Term Loan (1)                                                   $ 40,942               $ 48,214
     Foamex L.P. Secured Term Loan (1)                                   80,000                 80,000
     10 3/4% Senior secured notes due 2009 (2) (3)                      310,307                311,950
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $835 in 2004 and $1,543 in 2003 of unamortized
       debt premium) (2)                                                 52,420                 53,128
     Industrial revenue bonds                                             7,000                  7,000
     Other (net of unamortized debt discount of $54 in 2004
       and $93 in 2003)                                                     796                    766
                                                                       --------               --------
                                                                        639,965                649,558
     Less current portion                                                61,348                  8,937
                                                                       --------               --------
     Long-term debt                                                    $578,617               $640,621
                                                                       ========               ========

     Revolving credit borrowings (1)                                   $ 98,862               $ 96,065
                                                                       ========               ========

(1) Debt of Foamex L.P., guaranteed by Foamex International Inc. ("Foamex International"), FMXI, Inc. and Foamex Canada.
(2)  Debt of Foamex L.P. and Foamex Capital Corporation.
(3) Includes $10.3 million in 2004 and $12.0 million in 2003 of deferred credit on interest rate swap transactions.

Senior Secured Credit Facility

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At September 26, 2004, Foamex L.P. had available borrowings of approximately $50.0 million and letters of credit outstanding of $23.5 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 26, 2004, the weighted average interest rates were 5.45% and 5.54% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of September 26, 2004 and December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The  $80.0  million  term loan  facility  (the  "Secured  Term  Loan")  was originally scheduled to mature on April 30, 2007. An amendment executed on November 3, 2004 (see below) extends the maturity of the Secured Term Loan to April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at September 26, 2004 is 14.00%. In addition, Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million of this facility which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the $240.0 Million Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) by substantially the same collateral that secures the obligations under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At September 26, 2004, the redemption price was 101.646% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At September 26, 2004, the redemption price was 100.0% plus accrued and unpaid interest.

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

     On November 3, 2004, Foamex L.P. entered into amended financing agreements with the existing lenders under the $240.0 Million Senior Secured Credit
Facility and the Secured Term Loan to provide up to $54.0 million of new financing, the proceeds of which could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and certain fees related to the new financing. The lenders under the $240.0 Million Senior Secured Credit Facility have agreed to lend up to $15.0 million under a new junior term loan with a floating interest rate based upon either LIBOR, as defined, reset monthly plus 6.00% or a Base Rate, as defined, plus 4.00% with a maturity date of April 30, 2007. The lenders under the Secured Term Loan would lend up to an additional $39.0 million with interest rates identical to the rates under the existing Secured Term Loan. The Secured Term Loan maturity date was also extended to April 1, 2009. The new financing commitment under the Secured Term Loan requires the payment of an unused commitment fee at the rate of 1.5% per annum. In addition, in conjunction with the agreements, it is estimated Foamex L.P. will incur closing fees and expenses aggregating approximately $2.0 million.

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 26, 2004, the interest rate was 1.50% on the $1.0 million bond and 1.57% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.6 million at September 26, 2004.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at September 26, 2004 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at September 26, 2004.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P.'s subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, as of September 26, 2004, Foamex L.P. was able to distribute funds to its partners only to the extend to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended September 26, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.06. Amendments to the $240.0 Million Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of September 26, 2004 are shown below (thousands):

     Quarter ending January 2, 2005                            $  3,571
     2005                                                        60,579
     2006                                                         7,143
     2007                                                       251,585
     2008                                                             -
     2009                                                       300,000
     Thereafter                                                   6,000
                                                               --------
                                                                628,878

     Unamortized debt premium/discount and
        fair value adjustment, net                               11,087
                                                               --------

     Total                                                     $639,965
                                                               ========

5.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                           Quarters Ended              Three Quarters Ended
                                                     -----------------------------  ---------------------------
                                                     September 26,   September 28,  September 26, September 28,
                                                         2004            2003           2004          2003
                                                     -------------   -------------  ------------  -------------
                                                                              (thousands)
     Service cost                                        $1,323          $1,158         $3,543        $3,246
     Interest cost                                        1,839           1,854          5,510         5,190
     Expected return on plan assets                      (1,648)         (1,475)        (5,042)       (4,155)
     Amortization of transition assets                      (18)            (21)           (55)          (57)
     Amortization of prior service benefit                  (26)            (36)           (81)          (97)
     Amortization of net loss                               680             743          2,041         2,080
                                                         ------          ------         ------        ------

     Net periodic pension benefit cost                   $2,150          $2,223         $5,916        $6,207
                                                         ======          ======         ======        ======

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   RETIREE BENEFIT PLANS (continued)

     Anticipated contributions to retiree benefit plans are $9.3 million for fiscal 2004 based on completed actuarial valuations, which is lower than the previous estimate of $11.8 million. During the quarter and three quarters ending September 26, 2004, Foamex L.P. contributed $6.1 million and $9.0 million, respectively.

6.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                            Quarters Ended             Three Quarters Ended
                                                     -----------------------------  ---------------------------
                                                     September 26,   September 28,  September 26, September 28,
                                                         2004            2003           2004          2003
                                                     -------------   -------------  ------------- -------------
                                                                             (thousands)
     Net loss                                          $(3,804)        $(14,006)       $(10,299)      $(22,695)
     Foreign currency translation adjustments            1,240            1,493             470          5,629
                                                       -------         --------        --------       --------
     Total comprehensive loss                          $(2,564)        $(12,513)       $ (9,829)      $(17,066)
                                                       =======         ========        ========       ========

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

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products    Products      Products        Other        Total
                                       --------    --------   ----------     ----------    --------     --------
                                                                   (thousands)
Quarter ended September 26, 2004
Net sales                               $139,980   $ 54,830    $ 77,132       $30,970      $  7,081     $309,993
Income (loss) from operations           $ 13,986   $  2,996    $  3,208       $ 8,015      $(13,104)    $ 15,101
Depreciation and amortization           $  2,464   $    710    $    760       $   722      $  2,181     $  6,837

Quarter ended September 28, 2003
Net sales                               $137,369   $ 54,126    $100,590       $25,803      $  5,654     $323,542
Income (loss) from operations           $ 14,659   $  1,772    $  7,564       $ 6,181      $(12,007)    $ 18,169
Depreciation and amortization           $  2,700   $    791    $    723       $   735      $  1,345     $  6,294

Three quarters ended September 26, 2004
Net sales                               $400,464   $154,524    $267,752       $93,310      $ 21,701     $937,751
Income (loss) from operations           $ 42,598   $  7,727    $ 16,222       $25,329      $(46,096)    $ 45,780
Depreciation and amortization           $  7,805   $  2,201    $  2,026       $ 2,113      $  4,902     $ 19,047

Three quarters ended September 28, 2003
Net sales                               $378,408   $157,352    $345,275       $88,807      $ 19,488     $989,330
Income (loss) from operations           $ 32,525   $  2,776    $ 26,424       $24,907      $(37,431)    $ 49,201
Depreciation and amortization           $  8,130   $  2,392    $  2,155       $ 2,190      $  4,383     $ 19,250


                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES

Litigation

     Foamex L.P. is party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position, results of operations or cash flows. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

     As of September 26, 2004, Foamex L.P. had accrued approximately $1.7 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 26, 2004, Foamex L.P. had accruals of approximately $2.2 million for environmental matters, including approximately $1.9 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where Foamex L.P. has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to twelve sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

9.   GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100.0% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of September 26, 2004 and December 28, 2003 and the condensed consolidating statements of operations for the quarters and three quarters ended September 26, 2004 and September 28, 2003 and cash flows for the three quarters ended September 26, 2004 and September 28, 2003 of the Guarantors and nonguarantors. The Guarantors include Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                      Condensed Consolidating Balance Sheet
                            As of September 26, 2004

                                                                           Foamex
                                                                           Capital        Foamex L.P.                  Consolidated
                                         Guarantors    Nonguarantors     Corporation       (Parent)    Eliminations     Foamex L.P.
                                         ----------    -------------     -----------      -----------  ------------    ------------
Assets                                                              (thousands of dollars)
   Current assets                         $     -         $31,231           $  1           $294,654      $ (5,691)       $320,195
   Investment in subsidiaries              10,503               -              -             41,550       (52,053)              -
   Property, plant and equipment, net           -          18,716              -            127,741             -         146,457
   Goodwill                                     -           5,953              -            120,486             -         126,439
   Debt issuance costs                          -               -              -             22,163             -          22,163
   Other assets                            14,547           2,433              -             37,985        (9,050)         45,915
                                          -------         -------           ----           --------      --------        --------
     Total assets                         $25,050         $58,333           $  1           $644,579      $(66,794)       $661,169
                                          =======         =======           ====           ========      ========        ========

Liabilities and Partners' Deficiency
   Current liabilities                    $   725         $20,688           $  -           $340,761      $ (6,687)       $355,487
   Long-term debt                           4,996           4,850              -            577,821        (9,050)        578,617
   Other liabilities                            -           1,068              -             62,151             -          63,219
                                          -------         -------           ----           --------      --------        --------
     Total liabilities                      5,721          26,606              -            980,733       (15,737)        997,323
   Partners' deficiency                    19,329          31,727              1           (336,154)      (51,057)       (336,154)
                                          -------         -------           ----           --------      --------        --------
     Total liabilities and partners'
         deficiency                       $25,050         $58,333           $  1           $644,579      $(66,794)       $661,169
                                          =======         =======           ====           ========      ========        ========

                      Condensed Consolidating Balance Sheet
                             As of December 28, 2003

                                                                           Foamex
                                                                           Capital        Foamex L.P.                  Consolidated
                                         Guarantors    Nonguarantors     Corporation       (Parent)    Eliminations     Foamex L.P.
                                         ----------    -------------     -----------      -----------  ------------    ------------
Assets                                                              (thousands of dollars)
   Current assets                         $   419         $31,859           $  1           $283,144      $ (4,356)       $311,067
   Investment in subsidiaries              10,513               -              -             43,598       (54,111)              -
   Property, plant and equipment, net           -          19,736              -            143,114             -         162,850
   Goodwill                                     -           5,772              -            120,486             -         126,258
   Debt issuance costs                          -               -              -             27,195             -          27,195
   Other assets                            13,857           2,125              -             30,853        (9,050)         37,785
                                          -------         -------           ----           --------      --------        --------
     Total assets                         $24,789         $59,492           $  1           $648,390      $(67,517)       $665,155
                                          =======         =======           ====           ========      ========        ========

Liabilities and Partners' Deficiency
   Current liabilities                    $   585         $18,746           $  -           $277,393      $ (4,356)       $292,368
   Long-term debt                           4,957           4,851              -            639,863        (9,050)        640,621
   Other liabilities                            -           1,032              -             56,265             -          57,297
                                          -------         -------           ----           --------      --------        --------
     Total liabilities                      5,542          24,629              -            973,521       (13,406)        990,286
   Partners' deficiency                    19,247          34,863              1           (325,131)      (54,111)       (325,131)
                                          -------         -------           ----           --------      --------        --------
     Total liabilities and partners'
         deficiency                       $24,789         $59,492           $  1           $648,390      $(67,517)       $665,155
                                          =======         =======           ====           ========      ========        ========


                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the quarter ended September 26, 2004


                                                                           Foamex
                                                                           Capital        Foamex L.P.                  Consolidated
                                         Guarantors    Nonguarantors     Corporation       (Parent)    Eliminations     Foamex L.P.
                                         ----------    -------------     -----------      -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                  $   -         $24,529           $   -            $291,083     $(5,619)        $309,993

Cost of goods sold                             -          22,538               -             259,902      (5,619)         276,821
                                           -----         -------           -----            --------     -------         --------

   Gross profit                                -           1,991               -              31,181           -           33,172

Selling, general and administrative
   expenses                                    -           1,426               -              16,567           -           17,993

Restructuring charges                          -               -               -                  78           -               78
                                           -----         -------           -----            --------     -------         --------

Income from operations                         -             565               -              14,536           -           15,101

Interest and debt issuance expense            64              82               -              18,683        (127)          18,702

Equity in undistributed earnings
   of affiliates                            (206)              -               -                  (6)        279               67

Other expense, net                            49            (311)              -                (142)       (127)            (531)
                                           -----         -------           -----            --------     -------         --------

Loss before benefit for income taxes        (221)            172               -              (4,295)        279           (4,065)

Benefit for income taxes                       -             230               -                (491)          -             (261)
                                           -----         -------           -----            --------     -------         --------

Net loss                                   $(221)        $   (58)          $   -            $ (3,804)    $   279         $ (3,804)
                                           =====         =======           =====            ========     =======         ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the quarter ended September 28, 2003

                                                                           Foamex
                                                                           Capital        Foamex L.P.                  Consolidated
                                         Guarantors    Nonguarantors     Corporation       (Parent)    Eliminations     Foamex L.P.
                                         ----------    -------------     -----------      -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                 $   -           $25,256          $   -           $304,548      $(6,262)        $323,542

Cost of goods sold                            -            22,609              -            269,849       (6,262)         286,196
                                          -----           -------          -----           --------      -------         --------

   Gross profit                               -             2,647              -             34,699            -           37,346

Selling, general and administrative
   expenses                                   -             2,133              -             16,730            -           18,863

Restructuring charges                         -                 -              -                314            -              314
                                          -----           -------          -----           --------      -------         --------

Income from operations                        -               514              -             17,655            -           18,169

Interest and debt issuance expense           43                 8              -             31,499            -           31,550

Equity in undistributed earnings
   of affiliates                           (545)                -              -                178          862              495

Other expense, net                           32              (644)             -               (340)           -             (952)
                                          -----           -------          -----           --------      -------         --------

Loss before provision for income
   taxes                                   (556)             (138)             -            (14,006)         862          (13,838)

Provision for income taxes                    -               168              -                  -            -              168
                                          -----           -------          -----           --------      -------         --------

Net loss                                  $(556)          $  (306)         $   -           $(14,006)     $   862         $(14,006)
                                          =====           =======          =====           ========      =======         ========


                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 26, 2004



                                                                           Foamex
                                                                           Capital        Foamex L.P.                  Consolidated
                                         Guarantors    Nonguarantors     Corporation       (Parent)    Eliminations     Foamex L.P.
                                         ----------    -------------     -----------      -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                  $  -          $72,546           $   -            $881,526     $(16,321)       $937,751

Cost of goods sold                            -           66,784               -             774,176      (16,321)        824,639
                                           ----          -------           -----            --------     --------        --------

   Gross profit                               -            5,762               -             107,350            -         113,112

Selling, general and administrative
   expenses                                   -            4,675               -              60,335            -          65,010

Restructuring charges                         -                -               -               2,322            -           2,322
                                           ----          -------           -----            --------     --------        --------

Income from operations                        -            1,087               -              44,693            -          45,780

Interest and debt issuance expense          181              234               -              55,874         (378)         55,911

Equity in undistributed earnings
   of affiliates                            165                -               -                 162           15             342

Other expense, net                          143             (645)              -                 601         (378)           (279)
                                           ----          -------           -----            --------     --------        --------

Loss before provision for income taxes      127              208               -             (10,418)          15         (10,068)

Provision for income taxes                    -              350               -                (119)           -             231
                                           ----          -------           -----            --------     --------        --------

Net loss                                   $127          $  (142)          $   -            $(10,299)    $     15        $(10,299)
                                           ====          =======           =====            ========     ========        ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                 For the three quarters ended September 28, 2003

                                                                           Foamex
                                                                           Capital        Foamex L.P.                  Consolidated
                                         Guarantors    Nonguarantors     Corporation       (Parent)    Eliminations     Foamex L.P.
                                         ----------    -------------     -----------      -----------  ------------    ------------
                                                                   (thousands of dollars)
Net sales                                  $   -         $79,526            $  -           $925,258     $(15,454)       $989,330

Cost of goods sold                             -          72,515               -            825,712      (15,454)        882,773
                                           -----         -------            ----           --------     --------        --------

   Gross profit                                -           7,011               -             99,546            -         106,557

Selling, general and administrative
   expenses                                    -           5,362               -             53,231            -          58,593

Restructuring charges (credits)                -             403               -             (1,640)           -         (1,237)
                                           -----         -------            ----           --------     --------        --------

Income from operations                         -           1,246               -             47,955            -          49,201

Interest and debt issuance expense           176              26               -             69,837            -          70,039

Equity in undistributed earnings
   of affiliates                            (931)              -               -               (235)       2,540           1,374

Other expense, net                           143          (2,365)              -               (578)           -          (2,800)
                                           -----         -------            ----           --------     --------        --------

Loss before provision for
   income taxes                             (964)         (1,145)              -            (22,695)       2,540         (22,264)

Provision for income taxes                     -             431               -                  -            -             431
                                           -----         -------            ----           --------     --------        --------

Net loss                                   $(964)        $(1,576)           $  -           $(22,695)    $  2,540        $(22,695)
                                           =====         =======            ====           ========     ========        ========

                         FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                 For the three quarters ended September 26, 2004

                                                                           Foamex
                                                                           Capital        Foamex L.P.                  Consolidated
                                         Guarantors    Nonguarantors     Corporation       (Parent)    Eliminations     Foamex L.P.
                                         ----------    -------------     -----------      -----------  ------------    ------------
                                                                   (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                 $127          $ (142)          $   -          $(10,299)      $   15          $(10,299)
   Total adjustments to reconcile net
     loss to net cash used for
      operating activities                  (127)            743               -            20,751          (15)           21,352
                                            ----          ------           -----          --------       ------          --------

   Net cash provided by
     operating activities                      -             601               -            10,452            -            11,053
                                            ----          ------           -----          --------       ------          --------

Cash Flows from Investing Activities
   Capital expenditures                        -            (911)              -            (3,298)           -            (4,209)
   Other                                       -               -               -             2,381       (2,500)             (119)
                                            ----          ------           -----          --------       ------          --------

   Net cash used for investing activities      -            (911)              -              (917)      (2,500)           (4,328)
                                            ----          ------           -----          --------       ------          --------

Cash Flows from Financing Activities
   Net proceeds from revolving loans           -               -               -             2,797            -             2,797
   Repayments of long-term debt                -               -               -            (7,280)           -            (7,280)
   Other, net                                  -          (2,500)              -            (2,971)       2,500            (2,971)
                                            ----          ------           -----          --------       ------          --------

   Net cash used for financing activities      -          (2,500)              -            (7,454)       2,500            (7,454)
                                            ----          ------           -----          --------       ------          --------

Net increase (decrease) in cash and
   cash equivalents                            -          (2,810)              -             2,081            -              (729)

Cash and cash equivalents at
   beginning of period                         -           4,669               1             1,940            -             6,610
                                            ----          ------           -----          --------       ------          --------

Cash and cash equivalents at
   end of period                            $  -          $1,859           $   1          $  4,021       $    -          $  5,881
                                            ====          ======           =====          ========       ======          ========

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 28, 2003


                                                    Carpet
                                          Foam      Cushion      Automotive    Technical
                                        Products    Products      Products      Products       Other         Total
                                        --------    --------     ----------    ---------     ---------    ----------
                                                                   (thousands)
Quarter ended September 26, 2004
Net sales                               $139,980    $54,830       $ 77,132       $30,970     $  7,081     $309,993
Income (loss) from operations           $ 13,986    $ 2,996       $  3,208       $ 8,015     $(13,104)    $ 15,101
Depreciation and amortization           $  2,464    $   710       $    760       $   722     $  2,181     $  6,837
Income (loss) from operations
   as a percentage of net sales            10.0%       5.5%           4.2%         25.9%        n.m.*         4.9%

Quarter ended September 28, 2003
Net sales                               $137,369    $54,126       $100,590       $25,803     $  5,654     $323,542
Income (loss) from operations           $ 14,659    $ 1,772       $  7,564       $ 6,181     $(12,007)    $ 18,169
Depreciation and amortization           $  2,700    $   791       $    723       $   735     $  1,345     $  6,294
Income (loss) from operations
   as a percentage of net sales            10.7%       3.3%           7.5%         24.0%        n.m.*         5.6%

* not meaningful

Income from Operations

     Net sales for the quarter ended September 26, 2004 decreased 4% to $310.0 million from $323.5 million in the quarter ended September 28, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the other operating segments.

     The gross profit was $33.2 million, or 10.7% of net sales, in the quarter ended September 26, 2004 compared to $37.3 million, or 11.5% of net sales, in the 2003 period. The lower gross margin was primarily due to higher chemical and manufacturing costs and a charge of approximately $1.7 million for the write off of certain manufacturing assets. We anticipate that the gross margin will decline in the fourth quarter of 2004 and will be lower on a year over year basis for the next several quarters primarily due to increases in the cost of raw materials and our inability to fully recover these costs through price increases in the near term.

     Income from operations for the quarter ended September 26, 2004 was $15.1 million, or 4.9% of net sales, which represented a 17% decrease from the $18.2 million, or 5.6% of net sales, reported in the 2003 period. The lower gross profit margin, described above, was partially offset by lower selling, general and administrative expenses which decreased $0.9 million, or 5%, primarily due to lower corporate expenses and employee costs related to the closing of our New York office, and bad debt recoveries, partially offset by higher professional fees primarily for information technology and the cost of our efforts under
Section 404 of the Sarbanes-Oxley Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the quarter ended September 26, 2004 increased 2% to $140.0 million from $137.4 million in the 2003 period primarily due to higher volumes of value-added products. Income from operations decreased 5% to $14.0 million in the quarter ended September 26, 2004 from $14.7 million in the 2003 period principally due to higher raw material costs. Income from operations was 10.0% of net sales in 2004 and 10.7% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended September 26, 2004 increased 1% to $54.8 million from $54.1 million in the 2003 period. Income from operations increased 69% to $3.0 million in the quarter ended September 26, 2004 from $1.8 million in the 2003 period primarily as a result of lower operating costs partially offset by lower average selling prices. Income from operations was 5.5% of net sales in 2004 and 3.3% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the quarter ended September 26, 2004 decreased 23% to $77.1 million from $100.6 million in the 2003 period primarily as a result of lower volumes from sourcing actions by major customers. We anticipate this trend of lower volume in this segment will continue with total 2004 net sales expected to be approximately $350.0 million compared to $447.1 million in 2003. Income from operations decreased 58% to $3.2 million compared to $7.6 million in the 2003 period primarily due to the decline in sales volume and lower average selling prices due to changes in sales mix. Income from operations was 4.2% of net sales in 2004 and 7.5% of net sales in 2003.

     Technical Products

     Technical Products net sales for the quarter ended September 26, 2004 increased 20% to $31.0 million from $25.8 million in the 2003 period primarily as a result of increases in unit volume and improved mix and pricing. Income from operations increased 30% to $8.0 million in the 2004 period compared to $6.2 million in the 2003 period primarily due to higher volumes and improved mix and pricing. Income from operations was 25.9% of net sales in 2004 and 24.0% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $13.1 million in the quarter ended September 26, 2004 and $12.0 million in the quarter ended September 28, 2003 and primarily reflects corporate expenses not allocated to operating segments.

     During the quarter ended September 26, 2004, we recorded restructuring charges of $0.1 million. During the quarter ended September 28, 2003, we recorded restructuring charges of $0.3 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $18.7 million in the quarter ended September 26, 2004, which represented a 41% decrease from the 2003 period expense of $31.6 million. The 2003 period included a write off of debt issuance costs of $12.9 million associated with the refinancing of our credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Other Income (Expense), Net

     Other expense, net was $0.5 million for the quarter ended September 26, 2004 compared to $1.0 million for the quarter ended September 28, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.3 million compared to $0.6 million in 2003.

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

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 26, 2004 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 28, 2003

                                                     Carpet
                                           Foam      Cushion      Automotive     Technical
                                         Products    Products      Products       Products       Other         Total
                                         --------    --------     ----------     ----------    ---------     ---------
                                                                        (thousands)
Three Quarters ended September 26, 2004
Net sales                                $400,464    $154,524      $267,752        $93,310     $ 21,701      $937,751
Income (loss) from operations            $ 42,598    $  7,727      $ 16,222        $25,329     $(46,096)     $ 45,780
Depreciation and amortization            $  7,805    $  2,201      $  2,026        $ 2,113     $  4,902      $ 19,047
Income (loss) from operations
   as a percentage of net sales             10.6%        5.0%          6.1%          27.1%        n.m.*          4.9%

Three Quarters ended September 28, 2003
Net sales                                $378,408    $157,352      $345,275        $88,807     $ 19,488      $989,330
Income (loss) from operations            $ 32,525    $  2,776      $ 26,424        $24,907     $(37,431)     $ 49,201
Depreciation and amortization            $  8,130    $  2,392      $  2,155        $ 2,190     $  4,383      $ 19,250
Income (loss) from operations
   as a percentage of net sales              8.6%        1.8%          7.7%          28.0%        n.m.*          5.0%

* not meaningful

Income from Operations

     Net sales for the three quarters ended September 26, 2004 decreased 5% to $937.8 million from $989.3 million in the three quarters ended September 28, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products and Technical Products segments.

     The gross profit was $113.1 million, or 12.1% of net sales, in the three quarters ended September 26, 2004 compared to $106.6 million, or 10.8% of net sales, in the 2003 period. Gross profit margin has improved primarily due to profit improvements as a result of better product mix in Foam Products and lower costs in Carpet Cushion Products, partially offset by lower volume in the Automotive Products segment.

     Income from operations for the three quarters ended September 26, 2004 was $45.8 million, or 4.9% of net sales, which represented a 7% decrease from the $49.2 million, or 5.0% of net sales, reported during the 2003 period. The improved gross profit margin, described above, was offset by higher selling, general and administrative expenses which increased $6.4 million, or 11%, due partially to a $3.0 million increase to bad debt expense due to a customer bankruptcy, net of settlements of $0.7 million, litigation related costs and higher professional fees primarily

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


for information technology and the cost of our efforts under Section 404 of the Sarbanes-Oxley Act, partially offset by lower corporate expenses and employee costs as a result of the closing of our New York office. Results include net restructuring charges of $2.3 million in 2004 and net restructuring credits of $1.2 million in 2003. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the three quarters ended September 26, 2004 increased 6% to $400.5 million from $378.4 million in the 2003 period primarily due to higher volumes of value-added products. Income from operations increased 31% to $42.6 million in the three quarters ended September 26, 2004 from $32.5 million in the 2003 period principally as a result of the improved volume mix. Income from operations was 10.6% of net sales in 2004 and 8.6% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended September 26, 2004 decreased 2% to $154.5 million from $157.4 million in the 2003 period principally due to volume declines and lower average selling prices. Income from operations was $7.7 million in the three quarters ended September 26, 2004 compared to $2.8 million in the 2003 period with the increase due primarily to lower material and operating costs partially offset by lower average selling prices. Income from operations was 5.0% of net sales in 2004 and 1.8% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the three quarters ended September 26, 2004 decreased 22% to $267.8 million from $345.3 million in the 2003 period principally as a result of lower volume from sourcing actions by major customers. Income from operations decreased 39% to $16.2 million compared to $26.4 million in the 2003 period primarily due the lower sales volume. Income from operations was 6.1% of net sales in 2004 and 7.7% of net sales in 2003.

     Technical Products

     Technical Products net sales for the three quarters ended September 26, 2004 increased 5% to $93.3 million from $88.8 million in the 2003 period primarily due to higher unit volume and improved mix. Income from operations increased 2% to $25.3 million in the 2004 period compared to $24.9 million in the 2003 period primarily due to product mix improvements. Income from operations was 27.1% of net sales in 2004 and 28.0% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $46.1 million in the three quarters ended September 26, 2004 and $37.4 million in the three quarters ended September 28, 2003 and reflects generally higher corporate expenses in 2004 and includes restructuring items discussed below.

     During the three quarters ended September 26, 2004, we recorded restructuring charges of $2.3 million primarily related to lease costs and asset write offs in connection with the closing of the New York office and the realignment of automotive operations. During the three quarters ended September 28, 2003, we recorded restructuring credits of $1.2 million primarily from the reversal of prior restructuring charges no longer required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $55.9 million in the three quarters ended September 26, 2004, which represented a 20% decrease from the 2003 period expense of $70.0 million. The decrease is primarily due to lower amortization of debt issuance costs, which included a write off of $12.9 million in the 2003 period associated with the refinancing of our credit facilities.

     Other Income (Expense), Net

     Other expense, net was $0.3 million for the three quarters ended September 26, 2004 compared to other expense, net of $2.8 million for the three quarters ended September 28, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.7 million compared to $2.3 million in 2003. Also included in 2004 were gains of $1.0 million on asset disposals.

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

     Liquidity and Capital Resources

     Our liquidity requirements consist principally of the need to fund accounts receivable, inventory and accounts payable, scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and software development costs, and employee and non-employee benefits. Periodic borrowings under our revolving credit facility ($50.0 million available at September 26, 2004) and cash flows from operating activities are the principal sources of cash needed to meet our liquidity requirements for the next twelve months. Scheduled principal payments on our debt become more significant in the second half of 2005 when the $51.6 million of 13 1/2% Senior Subordinated Notes mature (see
Note 4 to the condensed consolidated financial statements).

     Cash and cash equivalents were $5.9 million at September 26, 2004 compared to $6.6 million at December 28, 2003. Working capital at September 26, 2004 was a negative $35.3 million and the current ratio was 0.90 to 1 compared to working capital at December 28, 2003 of $18.7 million and a current ratio of 1.06 to 1. The decline in working capital is primarily due to the reclassification of the $52.4 million of 13 1/2% Senior Subordinated Notes due August 15, 2005 as they mature in less than one year.

     Total long-term debt and revolving credit borrowings at September 26, 2004 were $738.8 million, down $6.8 million from December 28, 2003. As of September 26, 2004, there were $98.9 million of revolving credit borrowings under the $240.0 Million Senior Secured Credit Facility with $50.0 million available for borrowings and $23.5 million of letters of credit outstanding. Revolving credit borrowings at September 26, 2004 primarily reflect working capital requirements.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 26, 2004, the weighted average interest rates were 5.45% and 5.54% for the revolving loan and the term loan, respectively. The margin for borrowings under the revolving credit facility and term loan increased by 0.50% as of September 1, 2004 and will decrease by 0.25% as of December 1, 2004. The term loan requires quarterly

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan was originally schedule to mature on April 30, 2007. An Amendment executed on November 3, 2004 (see below) extends the maturity of the Secured Term Loan to April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at September 26, 2004 was 14.00%. In addition, Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million of this facility which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended September 26, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.06, which translates into $5.2 million of excess coverage. Amendments to the $240.0 Million Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. If we are not able to maintain or improve our operating results and manage our fixed charges, we may not be able to meet our required fixed charge coverage ratio. If we are not able to meet the fixed charge coverage ratio and we are not able to obtain waivers or further amendments under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, there would be a material adverse impact on our financial condition. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We may, from time to time, directly or indirectly make purchases of these notes or our other public debt in the open market or in private transactions.

     On November 3, 2004, Foamex L.P. entered into financing agreements with the existing lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan to provide up to $54.0 million of new financing, the proceeds of which could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and certain fees related to the new financing. The lenders under the $240.0 Million Senior Secured Credit Facility have agreed to lend up to $15.0 million under a new junior term loan with a floating interest rate based upon either LIBOR, as defined, reset monthly plus 6.00% or a Base Rate, as defined, plus 4.00% with a maturity date of April 30, 2007. The lenders under the Secured Term Loan would lend up to an additional $39.0 million with interest rates identical to the rates under the existing Secured Term Loan. The Secured Term Loan maturity date was also extended to April 1, 2009. The new financing commitment under the Secured Term Loan requires the payment of an unused commitment fee at the rate of 1.5% per annum. In addition, in conjunction with the agreements, it is estimated Foamex L.P. will incur closing fees and expenses aggregating approximately $2.0 million. The amendments permit Foamex L.P. to reduce the financing commitments by any cash proceeds, as defined in the amendments, generated from certain sources.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     We anticipate contributing a total of $9.3 million to our pension plans in 2004 and have contributed $9.0 million for the three quarters ended September 26, 2004.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the three quarters ended September 26, 2004 was $11.1 million compared to cash provided of $26.1 million in the three quarters ended September 28, 2003. Accounts receivable increased $11.7 million before changes in allowances while other assets increased by $6.9 million. The increase in accounts receivable is primarily due to higher net sales in the last two months of the current quarter when compared to the last two months of 2003. Other assets increased primarily as a result of cash collateral deposits under our insurance programs. Accounts payable increased $9.6 million as a result of the timing of payments to vendors while accrued interest increased $9.3 million. We made an interest payment of $16.1 million on our 10 3/4% Senior Secured Notes on October 1, 2004.

     Cash Flow from Investing Activities

     Investing activities used $4.3 million of cash for the three quarters ended September 26, 2004. Cash requirements included capital expenditures of $4.2 million and capitalized software development costs of $2.4 million. These uses were partially offset by proceeds from asset disposals of $2.2 million. In the three quarters ended September 28, 2003, cash used for investing activities was $6.3 million, which consisted of capital expenditures of $4.7 million and capitalized software development costs of $2.7 million partially offset by proceeds from asset disposals of $1.1 million. The estimated capital expenditures and software development costs for the full year 2004 are expected to be approximately $6.0 million and approximately $4.0 million, respectively.

     Cash Flow from Financing Activities

     Cash used for financing activities was $7.5 million for the three quarters ended September 26, 2004 and consisted principally of scheduled payments of the term loan under the $240.0 Million Senior Secured Credit Facility and the net proceeds from the asset sale used to make an additional payment on the Term Loan as required under the facility partially offset by $2.8 million of revolving credit borrowings. In addition, cash overdrafts decreased by $1.9 million. Cash used for financing activities in 2003 was $19.2 million consisting primarily of $11.7 million for debt issuance costs and a $6.8 million deduction in cash overdrafts with repayments of long-term debt offset by new long-term debt and revolver borrowings.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of September 26, 2004 was $2.2 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 8 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Foamex L.P. has debt securities with variable interest rates subject to market risk for changes in interest rates. On September 26, 2004, indebtedness with variable interest rates aggregated $226.8 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The two principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI" and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES.

     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     On April 2, 2004, Foamex L.P. filed a current report on Form 8-K, which disclosed that Foamex L.P.'s former independent public accountants had communicated certain matters to Foamex L.P. involving internal controls that they considered, as of December 28, 2003, to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A reportable condition is a matter coming to the auditor's attention that, in its judgment, represents significant deficiencies in the design or operation of the internal control, which could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. These reportable conditions concerned matters relating to: (1) the integration of Foamex L.P.'s information technology systems; (2) the design and operation of access and security controls of Foamex L.P.'s information technology systems; (3) inventory procedures, processes and systems, including both performance and review and (4) the preparation of Foamex L.P.'s quarterly financial reports.

     Management, with Audit Committee oversight, is in the process of promptly remediating the reportable conditions with effective interim solutions. In addition, Foamex L.P. continues to install a new enterprise-wide information technology system. Several modules of the system have been installed during 2003 and 2004. During the third quarter of 2004 Foamex L.P. implemented the Accounts Receivable Module and implemented the Sales Order and Distribution and Manufacturing Modules at several of its manufacturing facilities. Foamex L.P. is continuing this implementation effort and expects to substantially complete the implementation at its facilities during 2006. Foamex L.P. believes it has addressed and remediated the information technology security matters that were identified as a reportable condition and continues to assess IT security related matters. Foamex L.P. implemented improved inventory procedures and processes at each of its facilities and continues to take appropriate actions to ensure their effectiveness. Foamex L.P. continues to perform monthly physical counts and reconciliations of inventory according to documented policies and procedures at each of its plants and will continue to do so until perpetual inventory records are available as manufacturing modules of the enterprise-wide information technology system are implemented at its facilities. Foamex L.P. has strengthened and continues to address and monitor the controls over the preparation of its quarterly financial reports including more extensive and stringent analytical review procedures applied to account reconciliations, analyses and results. Additionally, updates to certain inventory policies and procedures and a new policy on the identification and disposition of potentially idle assets have been implemented.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES.

     Foamex L.P. does not consider the reportable conditions, either individually or in the aggregate, to be a material weakness as that term was defined under standards established by the American Institute of Certified Public Accountants or as currently defined by the Public Company Accounting Oversight Board under its Auditing Standard No. 2. In making its evaluation of the effectiveness of disclosure controls and procedures described above, management considered the existence of the reportable conditions.

     Foamex L.P. is a wholly-owned subsidiary of Foamex International, which is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Since Foamex L.P. is not an accelerated filer, Foamex L.P. is not required to report under Section 404 of the Sarbanes-Oxley Act of 2002 until its fiscal year ending January 1, 2006. Beginning with Foamex International's Form 10-K for the fiscal year ending January 2, 2005, Foamex International will be required, pursuant to Section 404 and SEC regulations, to disclose the conclusions of its principal executive and principal financial officers regarding the effectiveness of Foamex International's internal control over financial reporting as of
January 2, 2005 (the end of its fiscal year), including a statement as to whether or not internal control over financial reporting is effective. Management may not conclude that the registrant's internal control over financial reporting is effective if a material weakness exists in the registrant's internal control over financial reporting. The report will also contain the independent auditors' attestation report on management's assessment of internal control over financial reporting.

     Foamex L.P. is in the process of documenting and testing its internal control procedures in preparation for Foamex International's first management assessment of internal control over financial reporting. As part of the process, Foamex L.P. has identified a number of deficiencies, related to both the design and operation of its controls, several of which are considered to be significant deficiencies as defined under PCAOB Auditing Standard No. 2. Foamex L.P. has remediated many of the identified deficiencies and is in the process of testing the effectiveness of the controls that have been enhanced to address these deficiencies.

     Other than as described above, no change in Foamex L.P.'s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting.

                          FOAMEX L.P. AND SUBSIDIARIES

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 28, 2003. The information from Note 8 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits.

          (a)  Exhibits

          4.15.5* Amendment No. 3 to Credit  Agreement,  dated as of November 3,
                  2004, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.

          4.16.5* Amendment No. 3 to Credit  Agreement,  dated as of November 3,
                  2004, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Silver Point Finance, LLC as Administrative Agent.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Incorporated by reference to the Exhibits to the Form 10-Q of Foamex International for the quarterly period ended September 26, 2004.

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



                                      FOAMEX L.P.
                                      By: FMXI, Inc.
                                          Its Managing General Partner


Date:  November 10, 2004              By:  /s/ K. Douglas Ralph
                                           -----------------------------------
                                           K. Douglas Ralph
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Duly Authorized Officer)


                                      FOAMEX CAPITAL CORPORATION


Date:  November 10, 2004              By:  /s/ K. Douglas Ralph
                                           -----------------------------------
                                           K. Douglas Ralph
                                           Executive Vice President and Chief
                                           Financial Officer