Form 10-K
period 2005-01-02
FOAMEX L P
filed 2005-04-04
CIK 890080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                    Commission file number: 1-11432: 1-11436

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

           Delaware                                            05-0475617
           Delaware                                            22-3182164
---------------------------------                       -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

1000 Columbia Avenue, Linwood, PA                               19061
---------------------------------                       -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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
YES  X    NO
    ----     ----

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

       As of March 31, 2005, there were 1,000 shares of Foamex Capital Corporation's common stock outstanding.

     Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction (I)(1)(a) and (b) of this Annual Report on Form 10-K and are therefore filing this form with reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I
         Item  1.     Business                                                                                    3
         Item  2.     Properties                                                                                 10
         Item  3.     Legal Proceedings                                                                          10
         Item  4.     Submission of Matters to a Vote of Security Holders                                        11

Part II
         Item  5.     Market for Registrant's Common Equity and
                           Related Stockholder Matters                                                           12
         Item  6.     Selected Financial Data                                                                    12
         Item  7.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         13
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                                 27
         Item  8.     Financial Statements and Supplementary Data                                                28
         Item  9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                                28
         Item 9a.     Controls and Procedures                                                                    28
         Item 9b.     Other Information                                                                          29

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         30
         Item 11.     Executive Compensation                                                                     30
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                                        30
         Item 13.     Certain Relationships and Related Transactions                                             30
         Item 14.     Principal Accounting Fees and Services                                                     30

Part IV
         Item 15      Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                                                               30

         Signatures                                                                                              36



The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex L.P. (referred to in this document as "Foamex L.P., we, us and/or our"), a wholly-owned subsidiary of Foamex International Inc. ("Foamex International"), is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of January 2, 2005, our operations are conducted directly and through our wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). As of January 2, 2005, Foamex L.P.'s partners were FMXI, Inc. ("FMXI") with a 1.7% managing general partnership interest and Foamex International with a 98.3% limited partnership interest.

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

     Foam Products

     Our foam products are distributed directly from manufacturing facilities and indirectly through independent fabricator distributors. These foams are used by the bedding industry in quilting rolls, toppers, cores and border rolls for mattresses. In the furniture industry, they are generally used for upholstered seating products and in the retail industry, for a broad range of products, such as mattress overlay pads, leisure furniture, futons and pillows. Foam products are generally sold in large volumes on a regional basis because of high shipping costs.

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

     The development and introduction of value-added products continues to be a priority including products incorporating Reflex(R), Sensus(R), Quiltflex(R), Resilitex(R) and other viscoelastic "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials. Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using patented VPF(SM) manufacturing technology.

     Carpet Cushion Products

     We manufacture and distribute carpet cushion products, which include prime, rebond, felt and rubber carpet padding. Prime carpet padding is made from virgin polyurethane foam, which is formed into buns and sliced into sheets. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive internal and external collection network from the automotive and foam industries on a worldwide basis. Our felt operation incorporates both mechanical and chemical bonding techniques to produce high-end padding from virgin and recycled fibers. We produce high-end rubber carpet padding utilizing synthetic rubber.

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

     Technical Products

     We are one of the industry's prime innovators and suppliers of specialty foam material, which we refer to as "Technical Products," for a diverse array of markets and industries. Technical Products can be tailored to meet a wide variety of energy and fluid management challenges and are found in automotive, industrial, electronics, consumer, medical, and other markets. Technical Products are commonly used in applications such as gasketing and sealing systems for automobiles, inkjet printer cartridges, rollers in digital imaging equipment, noise and vibration damping for computer disc drives, air and fluid filtration in cars and aircraft, medical devices, and numerous consumer items such as sponges, mops, paint brushes and cosmetic applicators. Due to the highly specialized nature of most Technical Products, a technical staff of engineering and research and development experts work with customers to design, develop and manufacture products to meet specific requirements. We provide technical support from product conceptualization through prototyping and production and work closely with the product developers, engineers, brand managers and research and development staffs of both major OEMs in specific markets and with the industry's premier foam fabricators to deliver innovative solutions to their product needs and challenges.

     Other

     Other  consists   primarily  of  certain   manufacturing   and  fabrication
operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

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

International Operations

     Our international operations are located in Canada, Mexico and Asia. We operate four manufacturing facilities in Canada to service our foam products and automotive customers and have five facilities in Mexico serving the automotive and cushioning industries. Four of the Mexican facilities are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

     We participate in a joint venture with fabrication facilities in Singapore and Thailand. Although we own 70% of the joint venture, we do not control this entity. The joint venture installed its first foam pourline during 2003. This pourline, which was entirely financed by the joint venture entity, reduces foam shipping costs for sales to the region and increase the range of markets served.

     We have maintained a longstanding relationship with Recticel s.a. ("Recticel"), a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel.

Major Customers

     Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 12.5% of our net sales in 2004, 16.3% of our net sales in 2003, and 17.3% of our net sales in 2002. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers comprised approximately 29.6% of our net sales in 2004, 34.7% of our net sales in 2003, 33.8% of our net sales in 2002. The loss of any one of these customers could have a material adverse effect on our business.

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

     Raw materials account for a significant portion of our manufacturing costs. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. There are a limited number of major suppliers of TDI and polyol. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier. A disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time could cause us to suspend our manufacturing operations, which could have a material adverse effect on our business and results of operations.

     The prices of TDI and polyol have historically been cyclical and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity, oil and natural gas prices and the current geopolitical instability and its impact on oil production and prices. We experienced increases of more than 20% in the price of raw materials from major chemical manufacturers from the first quarter of 2004 to the fourth quarter of 2004. Our major chemical suppliers further increased the price of polyol by approximately 15% effective in January 2005 and increased prices for both TDI and polyol by approximately 10% effective in March 2005. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so in the year ended January 2, 2005. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

     A key material needed in the manufacture of rebond carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

Employees

     As of January 2, 2005, we employed approximately 5,500 persons. Approximately 1,500 of these employees are located outside the United States, including approximately 1,000 covered by collective bargaining agreements with labor unions. Approximately 1,100 United States employees are covered by collectively bargaining agreements at 8 facilities. These agreements expire on various dates through 2008. We consider relations with our employees to be good.

Competition

     The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Leggett & Platt Incorporated, Hickory Springs Manufacturing Company, Vitafoam, Inc., Flexible Foam Products, Inc., Future Foam, Inc., Crest Foam Industries, Inc., Wm. T. Burnett & Co. and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

Patents and Trademarks

     We own various patents and trademarks registered in the United States and in numerous foreign countries. The registered processes and products were developed through ongoing research and development activities to improve quality, reduce costs and expand markets through development of new applications for flexible polyurethane foam products. While we consider our patents and trademarks to be a valuable asset, we do not believe that our competitive position is dependent upon patent protection or that our operations are dependent upon any individual patent, trademark or tradename.

Research and Development

     We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $2.8 million in 2004, $3.6 million for 2003 and $4.8 million for 2002.

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

     We continue to be highly leveraged and have substantial debt service obligations. As of January 2, 2005, our total long-term debt and revolving credit borrowings were approximately $750.5 million and our partners' deficiency was approximately $355.6 million. As of January 2, 2005, we had approximately $25.0 million in revolving loan availability and approximately $22.1 million in outstanding letters of credit. We may also incur additional debt in the future, subject to certain limitations contained in our debt agreements.

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

     o some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates or our inability to achieve certain financial conditions; and

     o our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us.

If we are unable to comply with our financial covenants, our bank lenders could cause all amounts outstanding under the Senior Secured Credit Facility and Secured Term Loan to be due and payable immediately.

     On August 18, 2003, Foamex L.P. and its bank lenders executed a $240.0 Million Senior Secured Credit Facility (the "Senior Secured Credit Facility") and an $80.0 million Secured Term Loan with another lending group (the "Secured Term Loan"), which, among other things, requires Foamex L.P. to meet a financial covenant. On November 3, 2004, Foamex L.P. entered into amendments to the financing agreements with the existing lenders under the Senior Secured Credit Facility and the Secured Term Loan to provide up to $54.0 million of new financing, the proceeds of which could be used only to repurchase prior to or repay Foamex L.P.'s 13 1/2% senior subordinated notes currently in the face amount of $51.6 million (the "13 1/2% Senior Subordinated Notes") due on August 15, 2005 and certain fees related to the new financing. The lenders under the Senior Secured Credit Facility have agreed to lend up to $15.0 million under a new junior term loan with a floating interest rate based upon either LIBOR, as defined, reset monthly plus 6.00% or a Base Rate, as defined, plus 4.00% with a maturity date of April 30, 2007. The lenders under the Secured Term Loan would lend up to an additional $39.0 million with interest rates identical to the rates under the existing Secured Term Loan. The Secured Term Loan maturity date was also extended to April 1, 2009. Under the Senior Secured Credit Facility and the Secured Term Loan, as amended, Foamex L.P. is subject to a fixed charge coverage ratio, as defined, of 1.00 measured quarterly. On March 15, 2005, the lenders executed waivers to the Senior Secured Credit Facility and the Secured Term Loan, which waived compliance with the fixed charge coverage ratio for the four consecutive quarter period ended January 2, 2005. On March 31, 2005, Foamex L.P. entered into amendments with the existing lenders under the Senior Secured Credit Facility and the Secured Term Loan which modified the fixed charge coverage ratio for the first quarter of 2005 through the first quarter of 2006, at which time the fixed charge coverage ratio will be 1.00 for the second quarter of 2006 and thereafter, and permit borrowing of up to $25.0 million of the additional $39.0 million commitment under the Secured Term Loan, the proceeds of which would be used to repay revolving loans.. Foamex L.P.'s ability to comply with the revised covenant will be substantially dependent on an improved gross profit margin and lower administrative costs. If we are unable to comply with the revised financial covenant, the bank lenders could cause all amounts outstanding under the Senior Secured Credit Facility and Secured Term Loan to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of Foamex L.P.'s other debt instruments, which unless cured or waived, would have a material adverse effect on us and could impair our ability to continue as a going concern.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt service obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. . For the last three fiscal years we have not generated enough cash flow from operations sufficient to pay our debt service obligations and capital expenditures. Our annual debt service obligations will increase by $2.4 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding as of January 2, 2005. Our estimated debt service obligation for 2005 is $136.2 million, based on levels of debt and interest rates in effect at January 2, 2005. As described in the previous risk factor, we have arranged for additional borrowings under the Secured Term Loan and junior term loan in the aggregate amount of up to $54.0 million to repay the 13 1/2% Senior Subordinated Notes. If we do not generate sufficient cash flow from operations to satisfy our other debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to refinance or restructure our debt or sell assets on a timely basis, on acceptable terms or at all. Furthermore, the proceeds of any refinancing, restructuring or asset sale may not generate sufficient cash flow to meet our debt service obligations. In addition, we may not be able to obtain additional financing on acceptable terms, if at all, or may not be permitted to obtain additional financing under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

We may incur more debt, which could exacerbate the risks described above.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The Senior Secured Credit Facility, as amended, the Secured Term Loan, as amended, and the indentures relating to Foamex L.P.'s 10 3/4% senior secured notes due 2009 (the "10 3/4% Senior Secured Notes"), 9 7/8% senior subordinated notes due 2007 (the "9 7/8% Senior Subordinated Notes") and 13 1/2% Senior Subordinated Notes due 2005 restrict Foamex L.P. and its subsidiaries in incurring additional indebtedness, but do not fully prohibit Foamex L.P. and its subsidiaries from doing so. If new debt is added to our and our subsidiaries' current debt levels, the related risks, including those described above, that we and they now face could intensify, which could have a material adverse effect on us.

The price and availability of raw materials account for a significant portion of our manufacturing costs. We have experienced significant increases in raw material costs and may continue to do so.

     The two principal chemicals used in the manufacture of flexible polyurethane foam are TDI and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the price of raw materials has been cyclical and volatile and our principal suppliers of raw materials used in the manufacture of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years.

     We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were not able to fully do so in 2004. Our major chemical suppliers implemented price increases of approximately 15% for polyol effective January 15, 2005 and of approximately 10% for both TDI and polyol effective in March 2005. Our suppliers of TDI and polyol, as well as our other suppliers, may increase raw material prices in the future and we may not be able to implement additional selling price increases to fully offset raw material cost increases. A failure to recover cost increases could result in debt covenant violations which may lead to lenders demanding immediate payment of our outstanding debt and impair our ability to continue as a going concern.

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

     In addition to our ability to effectively increase selling prices in response to raw material cost increases, we must manage and control our other operating expenses including the costs for ongoing compliance with the provisions of the Sarbanes-Oxley Act of 2002 (the "Act"). In 2004, we experienced an increase in selling, general and administrative expenses, which include expenditures for compliance with Section 404 and other provisions of the Act. We could incur additional significant costs in implementing improvements to our internal controls over financial reporting. If we incur such costs or are otherwise unable to achieve reductions in other operating expenses and in our selling, general and administrative expenses, this could have a material adverse effect on our business, financial condition and results of operations.

We rely on a few large customers for a significant portion of our net sales.

     A few of our customers are material to our business and operations. Sales to our five largest customers together accounted for approximately 29.6% of our net sales in 2004, 34.7% of our net sales in 2003 and 33.8% of our net sales in 2002. Sales to Johnson Controls, our largest customer, accounted for 12.5% of our net sales in 2004, 16.3% of our net sales in 2003 and 17.3% of our net sales in 2002. The loss, or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

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

     Our past and present business operations and the past and present ownership and operation of our real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment and the remediation of environmental contamination. We are currently remediating soil and groundwater contamination in excess of state standards at several of our current and former facilities. Further, we are currently designated as a Potentially Responsible Party, or "PRP," by the United States Environmental Protection Agency, or "EPA", or by state environmental agencies or by other PRPs relating to 12 sites. We have accrued our estimated costs for remediation of these sites. If there are additional sites or our estimates are not correct, there could be a material adverse effect on our financial condition and results of operations. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, and discovery of new conditions may require us to make additional expenditures, which may be material.

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

ITEM 2.  PROPERTIES

     As of January 2, 2005, we maintained 56 manufacturing and distribution facilities. Total floor space in use at our 16 owned manufacturing and distribution facilities is approximately 3.2 million square feet and total floor space in use at our 40 leased manufacturing and distribution facilities is approximately 4.6 million square feet. Forty-seven of these facilities are located throughout 34 cities in the United States, four facilities are located in Canada, and five facilities are located in Mexico. We have approximately 1.4 million square feet of idle space.

     We do not anticipate any problem in renewing or replacing any of the leases expiring in 2005.

     We maintain administrative offices in Linwood, Pennsylvania.

     Property information by business segment is not reported because many of our facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

     Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 2, 2005, we have accrued approximately $1.1 million for litigation, claims and other legal matters in addition to the environmental matters discussed below.

     Environmental and Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of January 2, 2005, we had accruals of approximately $2.0 million for environmental matters, including approximately $1.7 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million relating to PRP sites and other matters.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004, which we have implemented, and 100.0% reduction by January 1, 2007. This standard has not required and will not require us to make material expenditures for our Canadian plants.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 12 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations, financial position or cash flows.

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

     Other

     In April 2004, we disclosed certain reportable conditions regarding our internal controls. Subsequent to that disclosure, we became the subject of an informal inquiry by the Securities and Exchange Commission relating to our internal controls. We are currently negotiating a settlement of this matter with the staff of the Securities and Exchange Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a) Foamex L.P. is a privately held limited partnership. There is no established public trading market for its securities.

     (b) As of January 2, 2005, there were two holders of Foamex L.P.'s equity securities.

     (c) Listed below are the net cash receipts in accordance with tax sharing agreements. At January 2, 2005 and December 28, 2003, we have a liability of approximately $0.3 million to our partners in accordance with the tax sharing agreement.

                                        Tax Sharing Distributions
                                           2004              2003
                                        ----------        ----------
                                   (thousands)
           FMXI                           $   -               $   -
           Foamex International               -                   -
                                          -----               -----
                                          $   -               $   -
                                          =====               =====

Limitations on Distributions

       Our financing agreements restrict our ability to make distributions to our partners.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data. The financial data should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

                                                                            Fiscal Year (1)
                                                -------------------------------------------------------------------
                                                    2004           2003        2002        2001 (2)        2000
                                                -----------    ----------   ----------    ----------    -----------
                                                                           (thousands)
Statements of Operations Data
   Net sales                                    $1,266,394     $1,304,560   $1,328,094    $1,252,904    $1,257,778
   Income (loss) from continuing
     operations (3)(4)                          $  (25,031)    $  (27,413)  $  (27,204)   $   (2,261)   $   19,603

Balance Sheet Data
   Total assets                                 $  645,706     $  665,155   $  695,283    $  767,650    $   753,584
   Long-term debt, classified as current (5)    $  114,907     $   96,065   $        -    $        -    $         -
   Long-term debt, excluding current portion    $  568,461     $  633,621   $  738,540    $  648,232    $   687,758
   Partners' deficiency                         $ (355,591)    $ (325,131)  $ (305,786)   $ (178,128)   $  (158,503)

(1) We changed to a fiscal year from a calendar year during 2002. We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2004 fiscal year included the 53 weeks ended January 2, 2005. The 2002 fiscal year included the 52 weeks ended December 29, 2002 after adjustment for December 31, 2001 which was included in the prior year.

(2) Includes the results of operations of General Foam Corporation from July 25, 2001, the date it was acquired.

(3) Includes net restructuring, impairment and other charges (credits), as discussed in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pretax charges (credits).

       2004 - $  3.2 million
       2003 - $ (1.8) million
       2002 - $  4.8 million
       2001 -  $36.1 million
       2000 - $  6.3 million

(4) The provision for income taxes in 2000 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998.

(5) Revolving credit borrowings under Foamex L.P.'s Senior Secured Credit Facility are classified as current as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement ("EITF No. 95-22").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of us which are identified as forward-looking, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the achievement of management's business plans, our capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control.

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

EXECUTIVE SUMMARY

Overview

       We operate in the flexible polyurethane and advanced polymer foam products industry. Our operations are conducted directly and through our wholly-owned subsidiaries, Foamex Canada, Foamex Mexico and Foamex Asia. Business segments are listed below and business segment financial information is included in Note 10 to the consolidated financial statements. Please see Part I,
Item 1 "Business" for a more complete description of the activities of our business segments.

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

     Carpet Cushion Products - manufactures and distributes prime, rebond, felt and rubber carpet padding.

     Automotive Products - distributes automotive foam products and laminates to major Tier 1 suppliers and OEMs.

     Technical Products - manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

     Other - primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

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

     A small number of major customers produce a significant portion of our net sales. In 2004, our largest customer provided 12.5% of our net sales and our five largest customers provided 29.6% of our net sales. Two of the five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     Operations

     The following table includes key elements of our financial statements expressed as a percentage of net sales for the years 1999 through 2004, except for net cash provided by (used for) operating activities which is expressed in millions of dollars.

                                    2004        2003         2002         2001         2000            1999
                                  -------      -------      -------      -------      -------         ------
Net Sales                          100.0%       100.0%       100.0%       100.0%       100.0%         100.0%

Cost of Goods Sold                  88.8%        89.0%        89.2%        85.8%        86.3%          86.1%

Gross Profit Margin                 11.2%        11.0%        10.8%        14.2%        13.7%          13.9%

Selling, General and
   Administrative Expenses           6.9%         6.2%         7.1%         6.3%         5.4%           5.8%

Operating Income Margin              4.1%         4.9%         3.4%         5.0%         7.7%           7.3%

                                    2004        2003         2002         2001         2000            1999
                                  -------      -------      -------      -------      -------         ------
Interest and Debt
   Issuance Expense                  6.1%         6.8%         5.2%         5.0%         6.0%           5.6%

Net Cash Provided by (Used
   for) Operating Activities        $0.2        $18.1       $(49.6)      $108.7        $52.9          $68.6

     As demonstrated by the table above, our results significantly deteriorated in 2002 and improved only marginally in 2003 and 2004. Our gross profit margin has been reduced by approximately three percentage points while selling, general and administrative expenses and interest and debt issuance expense have both increased as a percentage of net sales, as well as in absolute dollar terms. Net sales dollars have been relatively flat over the six year period with 2004 representing a decrease of 2.2% compared to 1999.

     Our management is focusing on restoring former levels of profitability by concentrating on the following key areas:

     o Developing new value-added products that leverage our technical capability and entering new markets with increased profit potential.

     o    Managing raw material costs.

     o Maintaining selling price increases to customers to recover raw material and manufacturing cost increases.

     o    Controlling   and   reducing   labor  and   overhead   costs  both  in
          manufacturing and administration.

     The cost of major chemical raw materials increased several times effective during the second half 2004, so that the weighted average cost of major chemicals was more than 20% higher in the fourth quarter of 2004 than in the first quarter of 2004. Primarily as a result of these raw material cost increases, our gross profit margin declined to 8.7% in the fourth quarter of 2004. Our major chemical suppliers further increased the price of polyol by approximately 15% effective in January 2005 and increased prices for both TDI and polyol by approximately 10% effective in March 2005. There can be no assurance that chemical prices will not further increase in 2005. In addition to rising prices, some of the key chemicals we use have been in short supply and availability may continue to be tight in the future. We manage raw material costs by negotiating discounts and rebates for volume purchases and seeking alternative sources of supply.

     We have been only partially successful in raising selling prices to recover raw material and other cost increases. Further selling price increases, reduced costs and increased mix of higher profit products are major factors in restoring gross profit margin percentages to the levels experienced in 1999-2001. At those levels we should be able to reduce borrowings and also cash interest expense, although there is no assurance we will be successful in our efforts to achieve those levels of gross profit margins.

     We are focused on reducing both manufacturing costs and administrative expenses. We believe that manufacturing costs can be further reduced by emphasizing efficiency and better supply chain management. Our focus areas for further reductions in administrative expenses are employee related costs and professional service fees, although we have experienced large increases in professional fees in conjunction with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we will explore the potential sales of non-strategic assets during 2005.

     Financing

     Our Senior Secured Credit Facility initially consisted of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At January 2, 2005, Foamex L.P. had available borrowings of approximately $25.0 million and letters of credit outstanding of $22.1 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At January 2, 2005, the weighted average interest rates were 6.00% for both the revolving loans and the term loan. The term loan requires quarterly installment payments of approximately $1.8 million. Borrowings under the Senior Secured Credit Facility will mature on April 30, 2007.

     The Secured Term Loan had an original maturity date of April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which was in effect as of December 28, 2003, is 13.50%. The rate in effect at January 2, 2005 was 14.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million term loan which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00 measured quarterly. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Amendments to the Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. For the four quarters ended January 2, 2005, Foamex L.P.'s fixed charge coverage ratio was 0.98. The lenders have agreed to waive compliance with the fixed charge coverage ratio for that period. On March 31, 2005, Foamex L.P. entered into amendments with the existing lenders under the Senior Secured Credit Facility and the Secured Term Loan that set lower minimum fixed charge coverage ratios through April 2, 2006 and permit borrowing of up to $25.0 million of the additional $39.0 million commitment, discussed below, under the Secured Term Loan, the proceeds of which would be used to repay revolving loans. Foamex L.P. incurred fees and expenses for the waivers and amendments aggregating approximately $1.0 million. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $36.0 million for the year ended January 2, 2005 and will be $46.8 million for the year ending January 1, 2006.

     There can be no assurance that we will be successful in achieving our plans or complying with the fixed charge coverage ratio, as there are a number of factors beyond our control, including raw material cost changes and customer acceptance of selling price increases that are necessary for us to be successful and we have limited borrowing capacity and access to capital markets. Additionally, compliance with the amended fixed charge coverage ratio may not be met if business conditions are not as anticipated or other unforeseen events impact results unfavorably. In the event that such noncompliance appears likely, or occurs, we will seek the lenders' further approval of amendments to, or waivers of, such covenants. Historically, we have been able to renegotiate financial covenants and/or obtain waivers. Management currently believes that obtaining waivers and/or amendments in the future may be difficult. If amendments or waivers are not obtained, Foamex L.P. would be in default and lenders could demand immediate payment of Foamex L.P.'s outstanding debt under the Senior Secured Credit Facility and Secured Term Loan. In addition, it is possible that the holders of Foamex L.P.'s Senior Secured Notes and Senior Subordinated Notes could also demand immediate payment. We may not be able to secure additional financing at a reasonable cost, or at all. The lack of financing would have a material adverse effect on our financial position and could impair our ability to continue as a going concern.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We may, from time to time, directly or indirectly make purchases of these notes or our other public debt in the open market or in private transactions. On November 3, 2004, Foamex L.P. entered into financing agreements with the existing lenders under the Senior Secured Credit Facility and the Secured Term Loan to provide up to $54.0 million of new financing, the proceeds of which could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and certain fees related to the new financing. The lenders under the Senior Secured Credit Facility have agreed to lend up to $15.0 million under a new junior term loan with a floating interest rate based upon LIBOR, as defined, reset monthly plus 6.00% with a maturity date of April 30, 2007. The lenders under the Secured Term Loan would lend up to an additional $39.0 million with interest rates identical to the rates underthe existing Secured Term Loan. The Secured Term Loan maturity date was also extended to April 1, 2009. The financing commitment under the Secured Term Loan requires the payment of an unused commitment fee at the rate of 1.5% per annum and a funding fee equal to 2.5% of the amount borrowed with a minimum funding fee of approximately $0.6 million. The amendments permit Foamex L.P. to reduce the financing commitments by any cash proceeds, as defined in the amendments, generated from certain sources. If Foamex L.P. is unable to meet its minimum fixed charge coverage ratio, as amended, the financing commitments under the Senior Secured Credit Facility and the Secured Term Loan may not be available to repay the 13 1/2% Senior
Subordinated Notes when due. Withdrawal of these commitments would have a material adverse effect on our financial position and could impair our ability to continue as a going concern.

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

     Revenue Recognition

     Revenue from sales, net of discounts and estimated returns, allowances and customer rebates, is recognized when product title and the risks and rewards of ownership pass to the customer, the sales price is fixed and determinable and collection is reasonably assured. Products are shipped FOB shipping point. Net sales are reduced by allowances for estimated discounts, returns and customer rebates. Balances for allowances and rebates are reviewed at least quarterly and are adjusted if warranted. Shipping and handling costs are included in costs of goods sold.

     Accounts Receivable and Allowance for Uncollectible Accounts

     We actively monitor customer payments in conjunction with customer credit evaluations. Accordingly, a reserve for estimated uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of our larger customers could have a material adverse impact on future financial results.

     Long-Lived Assets

     Net property, plant and equipment totaled $141.5 million at January 2, 2005. Property and equipment held for use is grouped for impairment testing at the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Foamex L.P. assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group's carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could have a material adverse impact on future financial results.

     Goodwill

     We evaluate the recoverability of goodwill on an annual basis as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We perform this annual evaluation as of the first day of the fourth fiscal quarter, or more frequently if events or changes in circumstances, such as declining sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on businesses' strategic plans and long range planning forecasts.

     Self Insurance

     We are partially self-insured up to certain limits for a number of risks including workers compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises significant judgment in estimating the ultimate liability for claims. The services of an outside actuary are used to assist management in their evaluation of the liability for workers' compensation and automobile claims.

     Benefit Plans

     We maintain defined benefit pension plans that cover most of our employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. Key assumptions include the discount rates to determine benefit obligations and the expected long-term rate of return on plan assets. Discount rates are applied to future cash flows to measure benefit obligations on a present value. We assumed weighted average discount rates of 7.00%, 6.50% and 6.00% to calculate pension expense in 2002, 2003 and 2004, respectively. Based on pension plan obligations at year-end 2004, a 0.50% reduction in the discount rate assumption would increase pension expense by approximately $0.8 million. The estimated increase is primarily attributable to the impact on the pension expense component for the amortization of net losses, discussed below. Based on pension plan assets at year-end 2004, a 0.50% reduction in the expected rate of return assumption would increase pension expense by approximately $0.5 million. The amortization of net actuarial losses remains a significant component of pension expense for the Company. The net loss position of the pension plans was primarily the result of declining discount rates and accumulated returns on pension assets below expected returns, principally in periods before 2003. The pension expense component for the amortization of net actuarial losses is expected to be approximately $3.2 million in 2005. We anticipate funding $7.4 million to retiree benefit plans in 2005.

     Claims and Litigation

     We receive claims for damages that are not covered by our insurance. Management evaluates these claims and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures, and employee benefit plans. We believe that cash flow from our operating activities, cash on hand and periodic borrowings under our credit agreements will be adequate to meet liquidity requirements for the next 12 months. In addition, we will explore potential sales of non-strategic assets during this period. Our ability to make distributions to Foamex International is restricted by the terms of our financing agreements.

     Cash and cash equivalents were $5.3 million at January 2, 2005 compared to $6.6 million at December 28, 2003. Working capital at January 2, 2005 was a negative $54.0 million and the current ratio was 0.85 to 1 compared to working capital at December 28, 2003 of $11.7 million and a current ratio of 1.04 to 1. The decrease in working capital is primarily due to the reclassification of the $52.2 million of 13 1/2% Senior Subordinated Notes due August 15, 2005 as they mature in less than one year, and the establishment of a valuation allowance on the current portion of deferred tax assets.

     Total long-term debt and revolving credit borrowings at January 2, 2005 was $750.5 million, a $4.9 million increase from December 28, 2003. As of January 2, 2005, there were revolving credit borrowings of $114.9 million under the Senior Secured Credit Facility with $25.0 million available for borrowings and $22.1 million of letters of credit outstanding. Revolving credit borrowings at January 2, 2005 reflect working capital requirements.

     On August 18, 2003, Foamex L.P. entered into a Senior Secured Credit Facility with a new group of lenders and a Secured Term Loan with another lending group. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Amended Credit Facility which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million in 2003.

     The Senior Secured Credit Facility initially consisted of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. On November 3, 2004, the lenders under the Senior Secured Credit Facility agreed to lend up to an additional $15.0 million under a new junior term loan. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At January 2, 2005, the weighted average interest rates were 6.00% for both the revolving loans and the term loan. The margin for borrowings under the revolving credit facility and the term loan increased by 0.25% in 2004 and increased by an additional 0.25% as of March 31, 2005. The term loan requires quarterly installment payments of approximately $1.8 million. Borrowings under the junior term loan can be used only repay the 13 1/2% Senior Subordinated Notes at maturity and will bear interest at a floating rate based upon LIBOR, as defined plus 6.00%. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007. The Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying balance sheet as required by EITF No. 95-22.

     The Secured Term Loan had an original maturity date of April 30, 2007. On November 3, 2004, the lenders agreed to lend up to an additional $39.0 million, the proceeds of which could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and certain fees related to the new financings. The lenders also agreed to extend the maturity of the Secured Term Loan to April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate, which was in effect as of December 28, 2003, is 13.50%. The rate in effect at January 2, 2005 was 14.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million term loan which is payable annually on the anniversary date, a 1.5% commitment fee on the unused portion of the $39.0 million additional commitment and a funding fee equal to 2.5% of the amount borrowed with a minimum funding fee of approximately $0.6 million. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

     Under the Senior Secured Credit Facility and the Secured Term Loan, as amended, Foamex L.P. is subject to a fixed charge coverage ratio, as defined, of
1.00 measured quarterly. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Amendments to the Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. For the four quarters ended January 2, 2005, Foamex L.P.'s fixed charge coverage ratio was 0.98 and the lenders have agreed to waive compliance with the fixed charge coverage ratio for that period. On March 31, 2005, Foamex L.P. entered into amendments with the existing lenders under the Senior Secured Credit Facility and the Secured Term Loan that set lower fixed charge coverage ratios through April 2, 2006 and permit borrowing of up to $25.0 million of the additional $39.0 million commitment under the Secured Term Loan, the proceeds of which would be used to repay revolving loans. Foamex L.P. incurred fees and expenses for the waivers and amendments aggregating approximately $1.0 million. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $36.0 million for the year ended January 2, 2005 and will be $46.8 million for the year ending January 1, 2006.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in 2004 was $0.2 million compared to $18.1 million in 2003. In 2004, cash provided by operations consisted of approximately $5.6 million of cash generated from results of operations after adjusting for non cash charges included in net loss, offset by approximately $5.4 million of cash requirements used to fund working capital needs, other operating expenses and restructuring liabilities. In 2003, cash provided by operations consisted of approximately $17.3 million of cash generated from results of operations after adjusting for non cash charges included in net loss and approximately $13.8 million of cash generated from working capital accounts offset by $13.0 million used to pay restructuring liabilities.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.2 million for 2004 compared to $8.6 million in 2003. Cash requirements included capital expenditures of $5.5 million and capitalized software development costs of $2.4 million. These uses were partially offset by proceeds from asset disposals of $2.7 million. Cash used for investing activities in 2003 included capital expenditure of $6.5 million and capitalized software development costs of $3.3 million. Estimated capital expenditures for 2005 are approximately $6 to $8 million. In addition, we expect to spend approximately $5 million for internally developed software in 2005, a portion of which may be capitalized.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $3.7 million in 2004 compared to cash used of $7.2 million in 2003. During 2004, we utilized $18.8 million of increased revolving credit borrowings to reduce long-term debt by $10.9 million and to satisfy working capital requirements. During 2003, we utilized $130.0 million of proceeds from new term loans and an increase in revolving credit borrowings of $44.2 million to repay $162.2 million of term loans under our former Amended Credit Facility and to pay $11.9 million of debt issuance costs.

     Contractual Obligations

     Our contractual obligations as of January 2, 2005 are shown in the following table:

                                                                   Payment due by Period
                                      --------------------------------------------------------------------------
Contractual Obligations                 Total          2005         2006-07          2008-09     2010 and beyond
-----------------------               ---------     ---------      ---------         -------     ---------------
                                                              (dollars in millions)
Long-Term Debt, including
   Capital Leases                     $  740.1        $ 60.4        $293.7 (1)        $380.0          $  6.0
Interest (2)                             296.7          79.4         143.0              73.8             0.5
Operating Leases                          71.4          16.2          22.1              14.2            18.9
Purchase Obligations (3)                 688.4         232.0         190.9             177.0            88.5
Restructuring Liabilities                  7.4           1.8           1.9               1.6             2.1
Employee Benefits and Other (4)
                                      --------        ------        ------            ------          ------
Total Contractual Obligations (5)     $1,804.0        $389.8        $651.6            $646.6          $116.0
                                      ========        ======        ======            ======          ======

(1) Includes $114.9 million of revolving credit borrowings due in 2007 but classified as current in the consolidated balance sheet to comply with EITF 95-22. See Note 6 to the consolidated financial statements.

(2) Includes interest applicable to borrowings outstanding at January 2, 2005 computed using interest rates in effect as of January 2, 2005 through the due dates of the borrowings as defined by the applicable financing agreements plus interest on replacement financing after the 13 1/2% Senior Subordinated Notes are repaid at maturity on August 15, 2005.

(3) Includes outstanding purchase orders and other commitments to purchase minimum quantities of materials or services.

(4) We also have obligations to provide employee benefits including those under our defined benefit and defined contribution retirement plans and our medical benefit plan. In addition, we are partially self-insured for a number of risks including workers' compensation, automobile and general liability. Due to the many variables involved, accurate estimates of these future obligations cannot be made. In 2004, payments for these obligations aggregated approximately $37.7 million.

(5)  Comprised of the following:

         Liabilities recorded on the balance sheet             $  760.6
         Commitments not recorded on the balance sheet          1,043.4
                                                               --------
                                                               $1,804.0

RESULTS OF OPERATIONS

                                                  Carpet

                                     Foam         Cushion       Automotive     Technical
                                   Products       Products       Products       Products        Other         Total
                                   --------       --------      ----------     ---------      ---------    ----------
2004                                                        (dollars in thousands)
Net sales                          $551,414       $209,182       $350,985       $124,146      $ 30,667    $1,266,394
Income (loss) from operations      $ 52,418       $  8,539       $ 19,245       $ 32,916      $(61,318)   $   51,800
Depreciation and amortization      $ 10,213       $  2,978       $  3,116       $  2,801      $  6,825    $   25,933
Income (loss) from operations
   as a percentage of net sales         9.5%           4.1%           5.5%          26.5%       n.m.(a)          4.1%

2003
Net sales                          $507,586       $208,855       $447,068       $117,450      $ 23,601    $1,304,560
Income (loss) from operations      $ 43,983       $  5,395       $ 33,399       $ 32,115      $(50,456)   $   64,436
Depreciation and amortization      $ 11,002       $  3,275       $  2,815       $  2,931      $  6,022    $   26,045
Income (loss) from operations
   as a percentage of net sales         8.7%           2.6%           7.5%          27.3%       n.m.(a)          4.9%

                                     Foam         Cushion       Automotive     Technical
                                   Products       Products       Products       Products        Other         Total
                                   --------       --------      ----------     ---------      ---------    ----------
2002                                                        (dollars in thousands)
Net sales                          $471,005       $234,001       $466,718       $124,124      $ 32,246    $1,328,094
Income (loss) from operations      $ 45,466       $  1,239       $ 34,146       $ 35,185      $(71,459)   $   44,577
Depreciation and amortization      $ 13,632       $  5,904       $  3,721       $  2,815      $  5,520    $   31,592
Income (loss) from operations
   as a percentage of net sales         9.7%           0.5%           7.3%          28.3%       n.m.(a)          3.4%

(a) Not meaningful.

     Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization.

2004 Compared to 2003

     Net sales for 2004 decreased 3% to $1,266.4 million from $1,304.6 million in 2003. The decrease was primarily attributable to a $96.1 million decline in net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products and Technical Products segments.

     Gross profit was $141.8 million, or 11.2% of net sales, in 2004 compared to $143.7 million, or 11.0% of net sales, in 2003. Gross profit margin has improved primarily due to profit improvement as a result of better product mix in Foam Products and lower costs in Carpet Cushion Products, partially offset by lower volume in the Automotive Products segment. However, gross profit margin declined in the last six months of 2004 and in the fourth quarter was 8.7%. We were only partially able to recover raw material cost increases during 2004.

     Income from operations for 2004 was $51.8 million, or 4.1% of net sales, which represented a 20% decrease from the $64.4 million, or 4.9% of net sales, reported for 2003. A decline of $14.2 million in the Automotive Products segment more than offset increases in the other operating segments. Selling, general and administrative expenses increased $5.8 million, or 7%, principally due to a $3.0 million net charge to bad debt expense following a customer bankruptcy, litigation related costs and higher professional fees primarily for information technology and the cost of our efforts under Section 404 of the Sarbanes-Oxley Act, partially offset by lower corporate expense and employee costs as a result of the closing of our New York City office. Results include net restructuring charges of $3.2 million in 2004 and net restructuring credits of $1.8 million in 2003. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for 2004 increased 9% to $551.4 million from $507.6 million in 2003 primarily due to higher volumes of value-added products and higher selling prices. Income from operation increased 19% to $52.4 million in 2004 from $44.0 million in 2003 principally as a result of improved volume mix and higher selling prices partially offset by higher raw material costs. Income from operations was 9.5% of net sales in 2004 and 8.7% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2004 of $209.2 million were essentially flat compared to 2003. Income from operations was $8.5 million in 2004 compared to $5.4 million in 2003 with the increase due primarily to lower material and operating costs. Income from operations was 4.1% of net sales in 2004 and 2.6% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for 2004 decreased 21% to $351.0 million from $447.1 million in 2003 principally as a result of lower volumes from sourcing actions by major customers including a decrease in sales of

$54.4 million to our largest customer. Income from operations decreased 42% to $19.2 million compared to $33.4 million in 2003 primarily due to lower sales volume and higher per unit labor and overhead costs. Income from operations was 5.5% of net sales in 2004 and 7.5% of net sales in 2003. We expect that sales will increase during 2005 but may be substantially less than in 2003.

     Technical Products

     Net sales for Technical Products in 2004 increased 6% to $124.1 million from $117.5 million in 2003 primarily due to higher unit volume and new product introductions. Income from operations increased 2% to $32.9 million in 2004 compared to $32.1 million in 2003 primarily due to new product introductions and slightly higher overall pricing partially offset by higher selling, general and administrative expenses. Income from operations was 26.5% of net sales in 2004 and 27.3% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $61.3 million in 2004 and $50.5 million in 2003 and reflects generally higher corporate expenses in 2004 and includes restructuring, impairment and other charges of $3.2 million, discussed below. During 2003, we recorded restructuring credits of $1.8 million.

     Restructuring, Impairment and Other Charges

     In 2004, we recorded restructuring, impairment and other charges of $3.2 million, primarily consisting of a $1.7 million charge related to lease costs and asset write offs in connection with the closing of our New York office, a $0.7 million charge related to the realignment of our automotive operations and an impairment charge of $0.6 million for an idle facility.

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

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $76.7 million in 2004, which represented a 13% decrease from 2003 expense of $88.4 million. The decrease is primarily due to lower amortization of debt issuance costs, which included a write off of $12.9 million in 2003 associated with the refinancing of our credit facilities

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $0.5 million in 2004 and $1.2 million in 2003. Income from an equity interest in a joint venture in Eastern Europe was $0.2 million in 2004 and $0.3 million in 2003.

     Other Income (Expenses), Net

     Other expense, net was $0.2 million in 2004 compared to $3.4 million in 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.6 million compared to $2.7 million in 2003. Also included in 2004 were gains of $1.0 million on asset disposals.

     Provision for Income Taxes

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, we have provided for the income taxes of certain states in which we are subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to our partners for amounts that would be required to be paid if we were a corporation filing separate tax returns. Our ability to make such distributions is limited by the terms of our credit agreements and indentures.

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

     Gross profit was $143.7 million, or 11.0% of net sales, in 2003 compared to $143.7 million, or 10.8% of net sales, in 2002. Gross profit margin has improved throughout 2003 from the depressed levels experienced in the second half of 2002 as we have been successful at recovering some of the raw material cost increases experienced in the second half of 2002 and we have realized manufacturing cost savings.

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

     Foam Products

     Foam Products net sales for 2003 increased 8% to $507.6 million from $471.0 million in 2002 primarily due to increases in selling prices to customers and increased volumes of consumer products, partially offset by decreases in volume in other markets. Income from operations decreased 3%, to $44.0 million in 2003 from $45.5 million in 2002, primarily due to increases in the cost of raw materials. Income from operations was 8.7% of net sales in 2003 and 9.7% of net sales in 2002.

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

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges. The $8.6 million, or 27%, decrease in net sales associated with this segment primarily resulted from the Mexico City operation and was primarily due to a decline in the consumer products business. The loss from operations was $50.5 million in 2003 and included restructuring, impairment and other credits of $1.8 million, discussed below. The loss from operations in 2002 was $71.5 million, including restructuring, impairment and other charges of $4.8 million, discussed below. Corporate overhead expenses and employee costs decreased $7.8 million in 2003 compared to 2002.

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

     In 2002, we recorded net restructuring, impairment and other charges of $4.8 million. Fourth quarter charges of $10.0 million included severance and other termination benefits for approximately 200 employees and exit costs and remaining lease payments related to the reorganization of executive and corporate management and the closure of six operations. Approximately 60 of the planned terminations occurred during 2002 with the remainder occurring in 2003. The charges also included $2.5 million of asset impairments, primarily for leasehold improvements and machinery and equipment in the Carpet Cushion Products segment. Earlier in 2002, we recorded restructuring, impairment and other credits of $5.2 million including a reversal of approximately $3.7 million from the reevaluation of the 2001 Operational Reorganization Plan.

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

     Provision for Income Taxes

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, we have provided for the income taxes of certain states in which we are subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to our partners for amounts that would be required to be paid if we were a corporation filing separate tax returns. Our ability to make such distributions is limited by the terms of our credit agreements and indentures.

     Cumulative Effect of Accounting Change

     The cumulative effect of accounting change in 2002 includes a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142.

OTHER

Environmental Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of January 2, 2005, we had accruals of approximately $2.0 million for environmental matters including approximately $1.7 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million relating to sites where we had been designated as a PRP by the EPA or a state authority and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

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

     The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 12 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations, cash flows or financial position.

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

Claims and Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. If management's assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 2, 2005, we had accrued approximately $1.1 million for litigation and other legal matters in addition to the environmental matters discussed above.

Inflation, Raw Material Costs and Other Matters

     On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, we believe we have the flexibility in operations and capital structure to maintain a competitive position. The prices of the two principal chemicals used by us in manufacturing, TDI and polyol, are influenced by demand and manufacturing capacity. In addition, the prices of TDI and polyol are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. Results for 2004, 2003 and 2002 were negatively impacted by higher average costs for raw materials. We experienced significant increases in the prices of raw material from major chemical manufacturers during 2004 and 2002. We sought to recover these cost increases through manufacturing process efficiencies and selling price increases, but were only partially successful. We may not be successful in implementing further selling price increases to fully recover raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, additional selling price increases to offset raw material cost increases. Additionally, we must reduce and control our other operating and corporate expenses including selling, general and administrative expenses to offset raw material cost increases. A failure to recover cost increases could result in debt covenant violations which may lead to lenders demanding immediate payment of our outstanding debt and impair our ability to continue as a going concern.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On January 2, 2005, indebtedness with variable interest rates totaled $239.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.4 million.

     The two principal chemicals used in the manufacturing of flexible polyurethane foam are TDI and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and financial statement schedules is included in Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     We changed accountants during 2004. Detailed information required by this item was included in Current Reports on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 2, 2004 and April 12, 2004.

ITEM 9a.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below, our disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control Over Financial Reporting

     We are responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     We are not an accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934 and therefore are not required to complete a management's assessment of internal control over financial reporting until our fiscal year ending December 31, 2006. However, our parent company, Foamex International, is an accelerated filer and therefore is required to complete managements assessment of internal controls over financial reporting as of January 2, 2005. Foamex International has not completed management's assessment of the internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and will avail itself of the SEC's 45-day exemptive order to complete such assessment as set forth in SEC Release No. 34-50754. Therefore, as permitted by the SEC exemptive order, Foamex International has not included in its Annual Report on Form 10-K management's annual report on internal control over financial reporting or the related attestation report of its independent registered public accounting firm. However, Foamex International has identified two material weaknesses in its internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because Foamex International has identified two material weaknesses, it will not be able to conclude in its management's annual report on internal control over financial reporting that its internal control over financial reporting is effective.

     The identification of the material weaknesses is based on findings to date. Due to the incomplete status of management's assessment, Foamex International cannot be certain that additional material weaknesses will not be identified prior to the filing of management's annual report on internal control over financial reporting.

     The first identified material weakness in our internal control over financial reporting related to our accounting for labor and overhead variances to our standard costs, which should be included in our work in process and finished goods inventories. The material weakness could have resulted in a material misstatement of the carrying value of our inventory. Management is addressing the material weakness by revising the process to account for labor and overhead variances. The other material weakness, which has no impact on Foamex L.P., related to the restatement of the third quarter 2004 financial statements to correct an error in recording the valuation allowance established in that period for deferred income taxes. A portion of the valuation allowance, which was previously charged directly to stockholders' deficiency as a component of accumulated other comprehensive loss, should have been included in the provision for income taxes increasing the net loss in the third quarter by $16.7 million but having no impact on total stockholders' deficiency.

     Changes in Internal Controls

     During the quarter we strengthened our internal controls over the following areas.

     o Information Technology: Segregation of Duties and Information System Users. In the fourth quarter of 2004 we conducted a review of roles and responsibilities and user access within our information technology systems and identified certain users with inappropriate access. As a result, we implemented changes to tie user access to our information systems to user needs based on the roles and responsibilities of the user. This implementation has continued into the first quarter of 2005. During the fourth quarter we also established a formal change management process to ensure that when employees change responsibilities or status their system access requirements are also appropriately and promptly changed accordingly.

     o Controls over Fixed Assets. Foamex L.P. did not have adequate policies to address the process for taking fixed assets inventories. During the fourth quarter, we implemented a policy with respect to the identification of potentially idle assets and the communication of the need to assess the recoverability of such assets to the appropriate company personnel for resolution or disposition.

     o One Time Transactions and Significant Agreements. During our internal control review, it was determined that Foamex L.P. did not have adequate controls in place to insure the proper accounting for certain non-recurring events and significant agreements. During the fourth quarter, we implemented comprehensive review processes and procedures for one-time events and significant agreements to insure more robust reviews and proper accounting.

     Other than as described above, no change in Foamex L.P.'s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9b.  OTHER INFORMATION

       None.

PART III

     The information required by this Part III (Items 10, 11, 12, 13 and 14) is not applicable since Foamex L.P. is a wholly-owned subsidiary of Foamex International.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial statements.


       Foamex L.P.  and Subsidiaries
         Reports of Independent Registered Public Accounting Firms F-2
         Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003                                F-4
         Consolidated Statements of Operations for the years ended January 2, 2005,
           December 28, 2003, and December 29, 2002                                                             F-6
         Consolidated Statements of Cash Flows for the years ended January 2, 2005,
           December 28, 2003 and December 29, 2002                                                              F-7
         Consolidated Statements of Partners' Deficiency for the years ended January 2, 2005,
           December 28, 2003 and December 29, 2002                                                              F-8
         Notes to Consolidated Financial Statements                                                             F-9

       Foamex Capital Corporation
         Reports of Independent Registered Public Accounting Firms                                             F-37
         Balance Sheets as of January 2, 2005 and December 28, 2003                                            F-39
         Notes to Balance Sheets                                                                               F-40

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
3.1(a)         -    Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)       -    Fourth Amended and Restated Agreement of Limited Partnership
                    of Foamex L.P.,  dated as of December 14, 1993, by and among
                    FMXI,  Inc.  and  Trace  Foam  Company,   Inc.,  as  general
                    partners,  and  Foamex  International,  Inc.  as  a  limited partner (the "Partnership Agreement").
3.2.2(b)       -    First Amendment to the Partnership Agreement, dated June 28,
                    1994.   3.2.3(c)  -  Second  Amendment  to  the  Partnership
                    Agreement, dated June 12,1997.
3.2.4(h)       -    Third Amendment to the Partnership Agreement, dated December
                    23, 1997.
3.2.5(k)       -    Fourth  Amendment  to  the  Partnership   Agreement,   dated
                    February 27, 1998.
3.2.6(q)       -    Fifth  Amendment to the Partnership  Agreement,  dated March
                    26, 2002.
3.3(i)         -    Certificate of Incorporation of FMXI.
3.4(i)         -    By-laws of FMXI.
3.5(e)         -    Certificate of Incorporation of Foamex Capital Corporation.
3.6(e)         -    By-laws of Foamex Capital Corporation.
3.9(s)         -    Certificate of Incorporation of Foamex Asia, Inc.
3.10(r)        -    By-laws of Foamex Asia, Inc.

3.11(r)        -    Certificate of Incorporation of Foamex Latin America, Inc.
3.12(r)        -    By-laws of Foamex Latin America, Inc.
3.13(r)        -    Certificate of Incorporation of Foamex Mexico, Inc.
3.14(r)        -    By-laws of Foamex Mexico, Inc.
3.15(r)        -    Certificate of Incorporation of Foamex Mexico II, Inc.
3.16(r)        -    By-laws of Foamex Mexico II, Inc.
4.1(c)         -    Indenture,  dated as of June 12,  1997,  by and among Foamex
                    L.P.,  FCC, the  subsidiary  guarantors  and The Bank of New
                    York, as trustee,  relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007,  including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.3(h)       -    First Amendment to Indenture, dated as of December 23, 1997, between  Foamex  LLC and The Bank of New York,  as  trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.3(k)       -    Second  Supplemental  Indenture,  dated as of  February  27,
                    1998, among Foamex L.P. and Foamex Capital  Corporation,  as joint and several obligors,  General Felt Industries,  Inc.,
                    Foamex   Fibers,   Inc.,  and  Foamex  LLC,  as  withdrawing
                    guarantors,  and The Bank of New York, as trustee,  relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.4(q)       -    Third  Supplemental  Indenture,  dated as of March 25, 2002, between  Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.2.3(q)       -    Second Supplemental  Indenture,  dated as of March 25, 2002, between  Foamex Carpet Cushion LLC and The Bank of New York, as  trustee,  relating  to the 13 1/2%  Senior  Subordinated
                    Notes due 2005.
4.3.1(h)       -    Indenture,  dated as of  December  23,  1997,  by and  among
                    Foamex L.P.,  Foamex  Capital  Corporation,  the  subsidiary guarantors, Crain Holdings Corp., as intermediate obligator,
                    and  The  Bank  of  New  York,   as  trustee,   relating  to
                    $98,000,000  principal amount of 13 1/2% Senior Subordinated
                    Notes due 2005,  including  the form of Senior  Subordinated
                    Note and Subsidiary Guarantee.
4.3.1(k)       -    First Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and Foamex Capital  Corporation,  as joint and several obligors, General Felt Industries,  Inc., Foamex
                    Fibers,  Inc.  and Foamex  LLC, as  withdrawing  guarantors,
                    Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York,  as  trustee,  relating  to the 13
                    1/2% Senior Subordinated Notes due 2005.
4.3.1(q)       -    Indenture,  dated as of March 25,  2002,  among Foamex L.P.,
                    Foamex Capital Corporation, the Guarantors party thereto and
                    U.S. Bank  National  Association,  as trustee,  including as exhibits thereto, the form of note, relating to $300,000,000 principal  amount of 10 3/4% Senior  Secured Notes due 2009,
                    including   form  of  Senior  Secured  Note  and  Subsidiary
                    Guaranty.
4.3.2(q)       -    Pledge and Security  Agreement,  dated as of March 25, 2002, made by Foamex L.P. and U.S. Bank National  Association,  as collateral agent.
4.3.3(q)       -    Patent  Security  Agreement,  dated as of March 25, 2002, by
                    Foamex L.P. in favor of U.S. Bank National  Association,  as collateral agent.
4.3.4(q)       -    Trademark Security Agreement, dated as of March 25, 2002, by
                    Foamex L.P. in favor of U.S. Bank National  Association,  as collateral agent.
4.3.5(q)       -    Copyright Security Agreement, dated as of March 25, 2002, by
                    Foamex L.P. in favor of U.S. Bank National  Association,  as collateral agent.
4.3.6(q)       -    Registration  Rights  Agreement, dated as of March 25, 2002,
                    among  Foamex  L.P.,   Foamex   Capital   Corporation,   the
                    Guarantors  party  thereto and Credit  Suisse  First  Boston
                    Corporation, Salomon Smith Barney Inc., Scotia Capital (USA)
                    Inc.,  Bear,  Stearns & Co. Inc.,  and  Jefferies & Company,
                    Inc., as initial purchasers.
4.9.1(l)       -    Promissory  Note,  dated  June 12,  1997,  in the  aggregate principal  amount of $5,000,000,  executed by Trace Holdings to Foamex L.P.
4.9.2(l)       -    Promissory  Note,  dated  June 12,  1997,  in the  aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.

4.15.1(t)      -    Credit Agreement,  dated as of August 18, 2003, among Foamex
                    L.P. as a Borrower and Guarantor, Foamex International Inc.,
                    FMXI, Inc., Foamex Canada Inc., Foamex Capital  Corporation,
                    Foamex Latin  America,  Inc.,  Foamex Mexico,  Inc.,  Foamex
                    Mexico II, Inc., Foamex Asia, Inc. and Foamex Carpet Cushion
                    LLC as Guarantors,  the financial institutions party thereto from time to time as lenders  and Bank of  America,  N.A. as the Administrative Agent.
4.15.2(t)      -    Pledge and Security Agreement,  dated as of August 18, 2003,
                    among   Foamex   L.P.   and  Bank  of   America,   N.A.   as
                    Administrative Agent.
4.15.3(u)      -    Amendment No. 1 to Credit Agreement, dated as of December
                    1, 2003, among Foamex L.P., as Borrower, the affiliates of
                    Borrower party hereto, the lenders party hereto, and Bank of
                    America, N.A. as Administrative Agent.
4.15.4(x)      -    Amendment and Waiver No. 2 to Credit Agreement,  dated as of
                    June  15,  2004,   among  Foamex  L.P.,  as  Borrower,   the
                    affiliates  of Borrower  party  hereto,  the  lenders  party hereto, and Bank of America, N.A. as Administrative Agent.
4.15.5(y)      -    Amendment No. 3 to Credit Agreement, dated as of November 3,
                    2004,  among Foamex L.P.,  as Borrower,  the  affiliates  of
                    Borrower party hereto, the lenders party hereto, and Bank of
                    America, N.A. as Administrative Agent.
4.15.6(z)      -    Waiver to  Credit  Agreement,  dated as of March  15,  2005, among Foamex L.P., as Borrower,  the  affiliates of Borrower party hereto, the lenders party hereto, and Bank of America,
                    N.A. as Administrative Agent.
4.15.7(aa)     -    Amendment No. 4 to Credit  Agreement,  dated as of March 31,
                    2005,  among Foamex L.P.,  as Borrower,  the  affiliates  of
                    Borrower party hereto, the lenders party hereto, and Bank of
                    America, N.A. as Administrative Agent.
4.16.1(t)      -    Credit Agreement,  dated as of August 18, 2003, among Foamex
                    L.P. as a Borrower and Guarantor, Foamex International Inc.,
                    FMXI, Inc., Foamex Canada Inc., Foamex Capital  Corporation,
                    Foamex Latin  America,  Inc.,  Foamex Mexico,  Inc.,  Foamex
                    Mexico II, Inc., Foamex Asia, Inc. and Foamex Carpet Cushion
                    LLC as Guarantors,  the financial institutions party thereto from time to time as lenders and Silver Point  Finance,  LLC as the Administrative Agent.
4.16.2(t)      -    Pledge and Security Agreement,  dated as of August 18, 2003,
                    among  Foamex  L.P.  and  Silver  Point   Finance,   LLC  as
                    Administrative Agent.
4.16.3(u)      -    Amendment No. 1 to Credit Agreement, dated as of December 1,
                    2003,  among Foamex L.P.,  as Borrower,  the  affiliates  of
                    Borrower party hereto,  the lenders party hereto, and Silver
                    Point Finance, LLC as Administrative Agent.
4.16.4(x)      -    Amendment  No. 2 to Credit  Agreement,  dated as of June 15,
                    2004,  among Foamex L.P.,  as Borrower,  the  affiliates  of
                    Borrower party hereto,  the lenders party hereto, and Silver
                    Point Finance, LLC as Administrative Agent.
4.16.5(y)      -    Amendment No. 3 to Credit Agreement, dated as of November 3,
                    2004,  among Foamex L.P.,  as Borrower,  the  affiliates  of
                    Borrower party hereto,  the lenders party hereto, and Silver
                    Point Finance, LLC as Administrative Agent.
4.16.6(z)      -    Waiver to  Credit  Agreement,  dated as of March  15,  2005, among Foamex L.P., as Borrower,  the  affiliates of Borrower party hereto,  the lenders  party  hereto,  and Silver Point
                    Finance, LLC as Administrative Agent.
4.16.7(aa)     -    Amendment No. 4 to Credit  Agreement,  dated as of March 31,
                    2005,  among Foamex L.P.,  as Borrower,  the  affiliates  of
                    Borrower party hereto,  the lenders party hereto, and Silver
                    Point Finance, LLC as Administrative Agent.
4.17.1(t)      -    Intercreditor Agreement,  dated as of August 18, 2003, among
                    Bank of  America,  N.A.,  as Senior  Bank  Agent and  Senior
                    Collateral Agent, Silver Point Finance,  LLC, as Senior Term
                    Loan B Agent and as future Senior  Collateral  Agent after a
                    Discharge of Senior Bank Lender  Claims has  occurred,  U.S.
                    Bank National  Association,  as trustee and collateral agent under the  Indenture  referred to below,  and Foamex L.P., a
                    Delaware limited partnership.
10.1(d)        -    Reimbursement Agreement, dated as of March 23, 1993, between
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
                    between   Trace   International   Holdings,   Inc.   ("Trace
                    Holdings")  and  Foamex  L.P.  (the  "Trace  Holdings  Asset
                    Transfer Agreement").
10.4(e)        -    First Amendment, dated as of December 19, 1991, to the Trace
                    Holdings Asset Transfer Agreement.
10.5(e)        -    Amended and  Restated  Guaranty,  dated as of  December  19,
                    1991,  made by Trace Foam Company,  Inc.  ("Trace  Foam") in favor of Foamex L.P.
10.6(e)        -    Asset  Transfer  Agreement,  dated as of  October  2,  1990, between  Recticel Foam  Corporation  ("RFC") and Foamex L.P.
                    (the "RFC Asset Transfer Agreement").
10.7(e)        -    First  Amendment,  dated as of December 19, 1991, to the RFC
                    Asset  Transfer  Agreement.  10.10.5(g)  - The  Foamex  L.P.
                    Hourly  Pension Plan  (formerly  "The Foamex  Products  Inc.
                    Hourly Employee  Retirement  Plan"), as amended December 31,
                    1995.
10.10.6(g)+    -    Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.12(p)+   -    Foamex Supplemental  Executive Retirement Plan, effective as of May 15, 2001.
10.11.11(s)+   -    Severance  Agreement  and  Release,  dates as of January 31,
                    2003,  by and  between  Foamex  International  and  Pratt W.
                    Wallace, Jr.
10.11.12v      -    Form  of  Foamex  International  Inc.  Code  of  Ethics  for
                    Director,  Officers,  Senior  Management  and Certain  Other
                    Employees.
10.11.13(u)+   -    Amended and Restated Employment Agreement, dated January 27,
                    2004,  by and  between  Foamex  International  and Thomas E.
                    Chorman.
10.11.14(u)+   -    Amended and Restated Employment Agreement, dated January 26,
                    2004,  by and between  Foamex  International  and K. Douglas
                    Ralph.
10.11.15+(x)   -    Separation Agreement and Release, dated as of June 19, 2004, between Foamex International Inc. and John V. Tunney.
10.16.1(k)     -    Supply  Agreement, dated as of  February  27,  1998,  by and between  Foamex L.P. and General Felt (as assigned to Foamex
                    Carpet).
10.16.2(k)     -    Administrative Services Agreement,  dated as of February 27,
                    1998,  by and  between  Foamex  L.P.  and  General  Felt (as assigned to Foamex Carpet).
10.17(e)+      -    Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.18(e)+      -    Equity Growth Participation Program.
10.19(f)+      -    The  Foamex  L.P.  Salaried  Pension  Plan  (formerly,  "The
                    General Felt Industries,  Inc.  Retirement Plan for Salaried
                    Employees"), effective as of January 1, 1995.
10.22(m)+      -    Foamex International  Amended and Restated 1993 Stock Option
                    Plan.
10.23(a)+      -    Foamex  International   Non-Employee  Director  Compensation
                    Plan.
10.24(n)+      -    Foamex  International Equity Incentive Plan for Non-Employee
                    Directors.
10.25(n)+      -    Foamex International Key Employee Incentive Bonus Plan.
10.26(o)+      -    Agreement  with  Consultant,  dated  April  24,  2001 by and between Robert J. Hay and Foamex L.P.
10.30(w)+      -    Foamex  International  2002 Stock Award Plan, as Amended and
                    Restated.
10.17.2(j)     -    Loan  Agreement  between Hua Kee Company  Limited and Foamex
                    Asia, Inc., dated as of July 8, 1997.
10.18.1(o)     -    Joint Venture  Agreement between Hua Kee Company Limited and
                    Foamex  Asia,  Inc.  amended and  restated as of December 3,
                    2001.
10.44(r)+      -    Agreement  with  Consultant,  dated  August 8, 2002,  by and between Raymond E. Mabus, Jr. and Foamex International.
21*            -    Subsidiaries of Foamex L.P.
31.1*          -    Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.
31.2*          -    Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.
32.1*          -    Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

32.2*          -    Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

------------------------------------
*      Filed herewith.

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

(l) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 1998.

(m) Incorporated herein by reference to the Exhibit to Foamex International's definitive proxy statement dated May 31, 2000.

(n) Incorporated herein by reference to the Appendix to Foamex International's definitive amended and restated proxy statement, dated July 12, 2001.

(o) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001.

(p) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2001.

(q) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended March 31, 2002.

(r) Incorporated herein by reference to the Exhibit to Amendment No. 1 to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-90632, filed October 22, 2002.

(s) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 29, 2002.

(t) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on August 18, 2003.

(u) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 28, 2003.

(v) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for the fiscal year ended December 28, 2003.

(w) Incorporated herein by reference to Foamex International's definitive proxy statement dated April 26, 2004.

(x) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International Inc. for the quarterly period ended June 27, 2004.

(y) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International Inc. for the quarterly period ended September 26, 2004.

(z) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on March 15, 2005.

(aa) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended January 2, 2005.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 4th day of April 2005.

                                       FOAMEX L.P.
                                        By:  FMXI, Inc.
                                               its Managing General Partner


                                        By:    /s/  K. Douglas Ralph
                                               -----------------------------
                                        Name:  K. Douglas Ralph
                                        Title: Executive Vice President and
                                               Chief Financial Officer

                                        FOAMEX CAPITAL CORPORATION

                                        By:    /s/  K. Douglas Ralph
                                               -----------------------------
                                        Name:  K. Douglas Ralph
                                        Title: Executive Vice President and
                                               Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and as of the dates indicated:

Signature                          Title                         Date

/s/ Thomas E. Chorman              Director of FMXI and FCC      April 4, 2005
---------------------------
Thomas E. Chorman


/s/  George L. Karpinski           Director of FMXI and FCC      April 4, 2005
---------------------------
George L. Karpinski

                          FOAMEX L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Financial Statements of Registrants
         Foamex L.P.
           Reports of Independent Registered Public Accounting Firms                                     F-2
           Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003                       F-4
           Consolidated Statements of Operations for the years ended January 2, 2005,
              December 28, 2003, and December 29, 2002                                                   F-6
           Consolidated Statements of Cash Flows for the years ended January 2, 2005,
              December 28, 2003 and December 29, 2002                                                    F-7
           Consolidated Statements of Partners' Deficiency for the years ended January 2, 2005,
              December 28, 2003 and December 29, 2002                                                    F-8
           Notes to Consolidated Financial Statements                                                    F-9

         Foamex Capital Corporation
           Reports of Independent Registered Public Accounting Firms                                     F-37
           Balance Sheets as of January 2, 2005 and December 28, 2003                                    F-39
           Notes to Balance Sheets                                                                       F-40

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


The Partners of
Foamex L.P.:

We have audited the accompanying consolidated balance sheet of Foamex L.P. and subsidiaries (the "Company"), an indirect wholly-owned subsidiary of Foamex International Inc., as of January 2, 2005 and the related consolidated statements of operations, cash flows and partners' deficiency for the fiscal year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(a) as of January 2, 2005 and for the fiscal year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foamex L.P. and subsidiaries as of January 2, 2005, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Philadelphia, Pennsylvania
April 4, 2005

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Partners of Foamex L.P.
Linwood, Pennsylvania

We have audited the accompanying consolidated balance sheet of Foamex L.P. and subsidiaries (the "Company"), an indirect wholly-owned subsidiary of Foamex International Inc., as of December 28, 2003 and the related consolidated statements of operations, cash flows and partners' deficiency for each of the two years in the period ended December 28, 2003. Our audits also included the consolidated financial statement schedule for the years ended December 28, 2003 and December 29, 2002 listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.


/s/ DELOITTE & TOUCHE LLP

March 9, 2004
Parsippany, New Jersey

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               January 2,           December 28,
                                                                                 2005                  2003
                                                                               ----------           ------------
ASSETS                                                                                    (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                  $  5,347               $  6,610
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $9,001 in 2004 and $10,505 in 2003              182,740                181,288
    Inventories                                                                 100,029                 95,882
    Other current assets                                                         22,403                 27,287
                                                                               --------               --------

            Total current assets                                                310,519                311,067
                                                                               --------               --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                    6,300                  6,818
    Buildings and leasehold improvements                                        113,592                117,265
    Machinery, equipment and furnishings                                        281,071                289,528
    Construction in progress                                                      1,783                  1,069
                                                                               --------               --------

            Total                                                               402,746                414,680
    Less accumulated depreciation and amortization                             (261,203)              (251,830)
                                                                               --------               --------

       Property, plant and equipment, net                                       141,543                162,850

GOODWILL                                                                        126,814                126,258

DEBT ISSUANCE COSTS, net of
accumulated amortization of $17,477 in 2004 and
$10,648 in 2003                                                                  21,152                 27,195

SOFTWARE COSTS, net of accumulated amortization of
$6,401 in 2004 and $3,603 in 2003                                                 9,325                  9,767

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                        16,521                 14,503

OTHER ASSETS                                                                     19,832                 13,515
                                                                               --------               --------

TOTAL ASSETS                                                                   $645,706               $665,155
                                                                               ========               ========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                January 2,           December 28,
                                                                                   2005                 2003
                                                                               -----------           -----------
LIABILITIES AND PARTNERS' DEFICIENCY                                                           (thousands)
CURRENT LIABILITIES
    Revolving credit borrowings                                                 $ 114,907             $ 96,065
    Current portion of long-term debt                                              67,131               15,937
    Accounts payable                                                              104,314               98,310
    Accrued employee compensation and benefits                                     22,354               28,331
    Accrued interest                                                               13,063               12,376
    Accrued restructuring                                                           1,759                3,911
    Accrued customer rebates                                                       16,979               18,077
    Cash overdrafts                                                                10,434               12,688
    Other accrued liabilities                                                      13,623               13,673
                                                                                ---------             --------

      Total current liabilities                                                   364,564              299,368

LONG-TERM DEBT                                                                    568,461              633,621

ACCRUED EMPLOYEE BENEFITS                                                          55,388               43,348

ACCRUED RESTRUCTURING                                                               5,682                5,837

OTHER LIABILITIES                                                                   7,202                8,112
                                                                                ---------             --------

    Total liabilities                                                           1,001,297              990,286
                                                                                ---------             --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
    General partner                                                              (294,342)            (268,097)
    Limited partner                                                                     -                    -
    Accumulated other comprehensive loss                                          (52,028)             (47,813)
    Notes receivable from related party                                            (9,221)              (9,221)
                                                                                ---------             --------
      Total partners' deficiency                                                 (355,591)            (325,131)
                                                                                ---------             --------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                      $ 645,706             $665,155
                                                                                =========             ========



         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                                  January 2,        December 28,    December 29,
                                                                    2005               2003             2002
                                                                  ----------       -------------    -----------
                                                                                    (thousands)
NET SALES                                                         $1,266,394        $1,304,560      $1,328,094

COST OF GOODS SOLD                                                 1,124,547         1,160,870       1,184,392
                                                                  ----------        ----------      ----------

GROSS PROFIT                                                         141,847           143,690         143,702

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          86,797            81,013          94,326

RESTRUCTURING, IMPAIRMENT AND OTHER
    CHARGES (CREDITS)                                                  3,250            (1,759)          4,799
                                                                  ----------        ----------      ----------

INCOME FROM OPERATIONS                                                51,800            64,436          44,577

INTEREST AND DEBT ISSUANCE EXPENSE                                    76,667            88,374          69,679

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                            687             1,466           1,734

OTHER EXPENSE, NET                                                      (220)           (3,447)         (2,045)
                                                                  ----------        ----------      ----------

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (24,400)          (25,919)        (25,413)

PROVISION FOR INCOME TAXES                                               631             1,494           1,791
                                                                  ----------        ----------      ----------

LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                (25,031)          (27,413)        (27,204)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     -                 -         (71,966)
                                                                  ----------        ----------      ----------

NET LOSS                                                          $  (25,031)       $  (27,413)     $  (99,170)
                                                                  ==========        ==========      ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                January 2,        December 28,     December 29,
                                                                   2005              2003              2002
                                                                ----------        ------------     ------------
OPERATING ACTIVITIES                                                              (thousands)
   Net loss                                                     $(25,031)         $(27,413)       $(99,170)
   Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
     Depreciation and amortization                                25,933            26,045          31,592
     Amortization of debt issuance costs, debt premium
        and debt discount                                          2,762             4,458           2,699
     Write off of debt issuance costs                                  -            12,928           4,892
     Asset impairment and other charges                            2,809                 -           2,503
     Cumulative effect of accounting change                            -                 -          71,966
     Loss (gain) on disposition of assets                         (1,185)               30               -
     Provision for uncollectible accounts                          3,291             2,115           2,336
     Retirement benefit funding greater than expense              (2,175)             (892)         (1,604)
     Deferred income taxes                                            35                21            (738)
     Other, net                                                     (889)                4              47
   Changes in operating assets and liabilities:
     Accounts receivable                                          (4,742)            8,143         (20,421)
     Inventories                                                  (4,147)            2,128          (8,580)
     Accounts payable                                              6,004            10,916         (41,362)
     Accrued restructuring                                        (2,111)          (13,023)         (2,225)
     Other assets and liabilities                                   (357)           (7,358)          8,447
                                                                --------          --------        --------

        Net cash provided by (used for) operating activities         197            18,102         (49,618)
                                                                --------          --------        --------

INVESTING ACTIVITIES
   Capital expenditures                                           (5,510)           (6,543)        (15,582)
   Proceeds from sale of assets                                    2,701             1,237              21
   Decrease (increase) in revolving loan with
        Foamex International                                           -                 -           2,490
   Other investing activities                                     (2,400)           (3,329)         (7,990)
                                                                --------          --------        --------

        Net cash used in investing activities                     (5,209)           (8,635)        (21,061)
                                                                --------          --------        --------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) revolving loans              18,841            44,242         (73,176)
   Proceeds from long-term debt                                        -           130,000         356,590
   Repayments of long-term debt                                  (10,853)         (164,020)       (190,450)
   Repayments of long-term debt-related party                          -                 -         (31,590)
   Increase (decrease) in cash overdrafts                         (2,254)           (5,049)         13,664
   Debt issuance costs                                              (785)          (11,880)        (29,981)
   Interest rate swaps                                                 -                 -          14,821
   Distribution paid to partners                                  (1,200)             (513)              -
   Other financing activities                                          -                 -             105
                                                                --------          --------        --------

        Net cash provided by (used in) financing activities        3,749            (7,220)         59,983
                                                                --------          --------        --------

Net increase (decrease) in cash and cash equivalents              (1,263)            2,247         (10,696)

Cash and cash equivalents at beginning of period                   6,610             4,363          15,059
                                                                --------          --------        --------

Cash and cash equivalents at end of period                      $  5,347          $  6,610        $  4,363
                                                                ========          ========        ========



         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY


                                                                          Accumulated                    Notes
                                                                            Other            Notes     Receivable
                                                     General   Limited   Comprehensive    Receivable    Related
                                                     Partners  Partners       Loss      from Partners     Party      Total
                                                     --------  --------  -------------  -------------  ----------   -------
                                                                            (thousands)
2002
Balances at January 1, 2002                          $(130,095) $     -    $(36,322)       $(2,490)     $(9,221)   $(178,128)
Net loss                                                (1,698) (97,472)                                             (99,170)
Minimum pension liability adjustment                                        (18,267)                                 (18,267)
Foreign currency translation adjustment                                      (1,869)                                  (1,869)
                                                                                                                   ---------
   Comprehensive loss                                                                                               (119,306)
Distributions and other                                     (5) (10,837)                                             (10,842)
Repayment of revolving loan with Foamex
   International                                                                             2,490                     2,490
Offset balance against Limited Partner deficit
   assumed by General Partner                         (108,309) 108,309                                                    -
                                                     ---------  -------    --------        -------      -------    ---------
Balances at December 29, 2002                         (240,107)       -     (56,458)             -       (9,221)    (305,786)

2003
Net loss                                                 (469)  (26,944)                                             (27,413)
Minimum pension liability adjustment                                          2,033                                    2,033
Foreign currency translation adjustment                                       6,612                                    6,612
                                                                                                                   ---------
   Comprehensive loss                                                                                                (18,768)
Distributions and other                                    (2)     (575)                                                (577)
Offset balance against Limited Partner deficit
   assumed by General Partner                         (27,519)   27,519           -              -            -            -
                                                     ---------  -------    --------        -------      -------    ---------
Balances at December 28, 2003                        (268,097)        -     (47,813)             -       (9,221)    (325,131)

2004
Net loss                                                 (426)  (24,605)                                             (25,031)
Minimum pension liability adjustment                                         (6,253)                                  (6,253)
Foreign currency translation adjustment                                       2,038                                    2,038
                                                                                                                   ---------
   Comprehensive loss                                                                                                (29,246)
Distributions and other                                     (3)  (1,211)                                              (1,214)
Offset balance against Limited Partner deficit
   assumed by General Partner                          (25,816)  25,816           -              -            -             -
                                                     ---------  -------    --------        -------      -------    ---------
Balances at January 2, 2005                          $(294,342) $     -    $(52,028)       $     -      $(9,221)   $(355,591)
                                                     =========  =======    ========        =======      =======    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

       Organization

     Foamex L.P., an indirect wholly-owned subsidiary of Foamex International Inc. ("Foamex International"), operates in the flexible polyurethane and advanced polymer foam products industry. Foamex L.P.'s operations are conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). Foamex Carpet Cushion, Inc. ("Foamex Carpet") was converted to a limited liability company and was contributed by Foamex International to Foamex L.P. on March 25, 2002. On December 30, 2002, Foamex Carpet distributed certain assets, liabilities and its business to Foamex L.P. Financial information concerning the business segments of Foamex L.P. is included in Note 10.

     In 2002, Foamex L.P. changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal year 2004 included the 53 weeks ended January 2, 2005 while the fiscal year 2003 include the 52 weeks ended December 28, 2003 and fiscal year 2002 included 52 weeks ended December 28, 2002 after adjustment for December 31, 2001 which was included in the prior year.

     The Bank of Nova Scotia owns approximately 5.8 million shares of Foamex International's outstanding common stock, or approximately 23.5% at January 2, 2005. The Bank of Nova Scotia also owns 15,000 shares of Foamex International's non-voting non-redeemable Series B convertible preferred stock. Each share of the Series B Preferred Stock can be converted into 100 shares of Foamex International's common stock, but only if such conversion would not trigger a "change of control" event as defined by certain debt agreements of Foamex International's subsidiaries. Ownership of more than 25% of the common stock would constitute a "change of control". During early 2005, the Bank of Nova Scotia sold 0.3 million shares of Foamex International's common stock and as of February 15, 2005 holds approximately 22.3% of Foamex International's outstanding common stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Foamex L.P. and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which Foamex L.P. has significant influence, generally this represents ownership of at least 20% and not more than 50%. Foamex L.P. has a joint venture in Asia (Foamex Asia Co., Ltd.) in which it has ownership of 70%. Foamex L.P. does not exercise control of this joint venture due to the minority shareholders' substantive participation rights and therefore Foamex L.P. uses the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition, Discounts and Rebates

     Revenue from sales, net of discounts and estimated returns, allowances and customer rebates, is recognized when product title and the risks and rewards of ownership passes to the customer, the sales price is fixed and determinable and collection is reasonably assured. Products are shipped FOB shipping point. Net sales are reduced by allowances for estimated discounts, returns and customer rebates. Balances for allowances and rebates are reviewed at least quarterly and are adjusted if warranted. Shipping and handling costs are included in cost of goods sold.

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

     The carrying amount and fair value of long-term debt and revolving credit borrowings at January 2, 2005 were $750.5 million and $714.7 million, respectively, and at December 28, 2003 were $745.6 million and $683.3 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2004, 2003 and 2002 was $22.9 million, $24.1 million and $29.1 million, respectively.

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

Goodwill

     Foamex L.P. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002 with certain provisions adopted as of July 1, 2001. SFAS No.142 addresses the initial recognition and measurement of intangible assets not acquired in a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests.

     In accordance with SFAS No. 142, goodwill was tested for impairment upon adoption of the standard and is tested annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. Foamex L.P.'s initial impairment test resulted in the recognition of an impairment loss of $72.0 million recorded as a cumulative effect of a change in accounting principle in accordance with the transitional implementation guidance of SFAS No.142. Foamex L.P. has completed its annual goodwill impairment tests as of September 27, 2004, September 29, 2003 and September 30, 2002, respectively, with no recognition of any additional impairment.

     Goodwill at January 2, 2005 increased $0.6 million from December 28, 2003 as a result of foreign currency translation adjustments reflected below as Other.

       Goodwill balances include:


                                   Balance                          Balance
           Segments            December 28, 2003      Other     January 2, 2005
     -----------------------   -----------------   ----------   ---------------
                               (thousands)
     Foam Products                 $ 74,631           $222          $ 74,853
     Carpet Cushion Products          2,497              -             2,497
     Automotive Products             35,261            334            35,595
     Technical Products              13,869              -            13,869
                                   --------           ----          --------
         Total                     $126,258           $556          $126,814
                                   ========           ====          ========

Debt Issuance Costs

     Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Software Costs

     Foamex L.P. expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after management authorizes the project, the preliminary project stage is complete and it is probable the project will be completed and the software will be used for the function intended. Foamex L.P. is in the process of replacing its primary financial and operating information and transaction processing systems and anticipates this project will be substantially completed in 2006. Capitalized software costs aggregated $2.4 million, $3.4 million and $7.0 million

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

in 2004, 2003 and 2002, respectively. The capitalized costs are amortized beginning in the period when placed in service on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

Long-Lived Assets

     Property and equipment held for use is grouped for impairment testing at the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Foamex L.P. assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group's carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could have a material adverse impact on future financial results.

Environmental Remediation

     Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Amounts charged to operations were $0.6 million, $0.5 million and $1.1 million in 2004, 2003 and 2002, respectively.

Comprehensive Income (Loss)

     Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of partners' deficiency, including foreign currency translation and minimum pension liability adjustments.

Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss. Transaction losses are reflected in other expense in the consolidated statements of operations and included $0.6 million, $2.7 million and $2.3 million in 2004, 2003 and 2002, respectively.

Research and Development

     Research and development costs are expensed as incurred. Amounts charged to operations were $2.8 million, $3.6 million and $4.8 million in 2004, 2003 and 2002, respectively.

Self Insurance

     Foamex L.P. is partially self-insured for a number of risks including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Amounts charged to operations were $26.5 million, $24.9 million and $31.2 million in 2004, 2003 and 2002, respectively.

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

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes; therefore no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for certain subsidiaries, which are subject to Federal and state income taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns. The partners will provide for their respective shares of income or loss in their Federal or applicable state income tax returns. Foamex L.P. has a tax sharing agreement that provides for the payment of distributions to the partners for amounts that would be required to be paid if Foamex L.P. were a corporation filing separate tax returns. The ability of Foamex L.P. to make such distributions is limited by the terms of its credit agreements. See Note 6.

Accounting Changes

     In January 2003, the FASB issued FASB Interpretation No. 46, " Consolidation of Variable Interest Entities" ("FIN No. 46") which was amended in October 2003 and replaced with FIN No. 46R in January 2004. Foamex L.P. does not have any "Variable Interest Entities" as defined by FIN No. 46R and accordingly, the adoption of FIN No. 46R did not have an impact on its financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). The provisions of SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges, regardless of the circumstances under which such charges arose. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a significant impact on Foamex L.P.'s financial statements.

Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current presentation.

3.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Included as a cumulative effect of accounting changes in 2002 is a charge of $72.0 million associated with the adoption of SFAS No. 142 (see Note 2).

4.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2004

     During 2004, Foamex L.P. recorded restructuring, impairment and other charges of $3.2 million, primarily consisting of a $1.7 million charge primarily related to lease costs and asset write offs in connection with the closing of its New York City office, a $0.7 million charge related to the realignment of its automotive operations and an impairment charge of $0.6 million for an idle facility.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

2003

     During 2003, Foamex L.P. recorded restructuring, impairment and other credits of $1.8 million consisting of a $3.2 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have been substantially completed, and a charge of $1.1 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, Foamex L.P. recorded a $0.3 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at its Mexico City operations. The actions under this plan were substantially completed in 2003.

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

     Also in 2002, Foamex L.P. recorded restructuring, impairment and other credits of $5.2 million. These credits resulted from a reevaluation of the 2001 Operational Reorganization Plan and $2.1 million related to the collection of deferred rent receivable which had been fully reserved.

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring and other charges (credits):

                                                       Plant Closure      Personnel
                                             Total       and Leases      Reductions     Impairment          Other
                                             -----     -------------     ----------     ----------        --------
       2002                                                               (millions)
       Balance at January 1, 2002            $25.0          $14.7          $ 7.8          $  -              $2.5
       2002 Restructuring Plan                10.0            2.2            4.5           2.5               0.8
       Adjustments and other                  (5.2)          (4.4)          (1.4)            -               0.6
       Net cash receipts (spending)           (4.5)           0.1           (2.7)            -              (1.9)
       Asset impairment                       (2.5)             -              -          (2.5)                -
                                             -----          -----          ------         ----              ----
       Balance at December 29, 2002           22.8           12.6            8.2             -               2.0

       2003
       Adjustments                            (1.8)           0.2           (1.8)            -              (0.2)
       Cash spending                         (11.3)          (4.8)          (5.5)            -              (1.0)
                                             -----          -----          -----          ----              ----
       Balance at December 28, 2003            9.7            8.0            0.9             -               0.8

       2004
       Restructuring and impairment charges    3.2            2.4            0.8             -                 -
       Cash spending                          (4.1)          (2.3)          (1.0)            -              (0.8)
       Asset impairment                       (1.4)          (1.4)             -             -                 -
                                             -----          -----          -----          ----              ----
       Balance at January 2, 2005            $ 7.4          $ 6.7          $ 0.7          $  -              $  -
                                             =====          =====          =====          ====              ====

     Foamex L.P. expects to spend approximately $1.8 million during 2005 with the balance to be spent through 2012, primarily for lease termination costs which are recorded net of estimated sublease rental income of approximately $3.8 million.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVENTORIES

     The components of inventory are listed below.

                                             January 2,        December 28,
                                               2005                2003
                                             ----------        ------------
                                                     (thousands)
     Raw materials and supplies              $ 63,336             $61,855
     Work-in-process                           18,667              16,484
     Finished goods                            18,026              17,543
                                             --------             -------
     Total                                   $100,029             $95,882
                                             ========             =======

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                       January 2,            December 28,
                                                                          2005                   2003
                                                                       ----------            ------------
     Foamex L.P. Senior Secured Credit Facility                                  (thousands)
     Term Loan (1)                                                      $ 37,371              $ 48,214
     Foamex L.P. Secured Term Loan (1)                                    80,000                80,000
     10 3/4% Senior Secured Notes due 2009 (2) (4)                       309,703               311,950
     9 7/8% Senior Subordinated Notes due 2007 (2)                       148,500               148,500
     13 1/2% Senior Subordinated Notes due 2005 (includes
       $581 and $1,543 of unamortized debt premium) (2)                   52,166                53,128
     Industrial revenue bonds (3)                                          7,000                 7,000
     Other (net of unamortized debt discount of $45 in 2004
       and $93 in 2003)                                                      852                   766
                                                                        --------              --------
                                                                         635,592               649,558

     Less current portion                                                 67,131                15,937
                                                                        --------              --------

     Long-term debt                                                     $568,461              $633,621
                                                                        ========              ========

     Revolving credit borrowings (1)                                    $114,907              $ 96,065
                                                                        ========              ========


(1) Debt of Foamex L.P., guaranteed by Foamex International, FMXI, Inc. and Foamex Canada.

(2)  Debt of Foamex L.P. and Foamex Capital Corporation.

(3)  Debt of Foamex L.P.

(4) Includes $9.7 million in 2004 and $12.0 million in 2003 of deferred credits on interest rate swap transactions.

Senior Secured Credit Facility

     On August 18, 2003, Foamex L.P. entered into a Senior Secured Credit Facility with a new group of lenders and an $80.0 million term loan facility with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L. P. Amended Credit Facility which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million recorded in 2003.

     The Senior Secured Credit Facility initially consisted of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. On November 3, 2004, the lenders under the Senior Secured Credit Facility agreed to lend up to an additional $15.0 million under a new junior term loan. The revolving

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At January 2, 2005 and December 28, 2003, Foamex L.P. had available borrowings of approximately $25.0 million and $46.8 million, respectively, and letters of credit outstanding of $22.1 million and $20.9 million, respectively. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At January 2, 2005, the weighted average interest rates were 6.00% for both the revolving loans and the term loan. At December 28, 2004, the weighted average interest rates were 4.53% and 4.42% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. Borrowings under the junior term loan can be used only to repay the 13 1/2% Senior Subordinated Notes at maturity and will bear interest at a floating rte based on either LIBOR, as defined, reset monthly plus 6.00%. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007. The Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying consolidated balance sheet as of January 2, 2005 and December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The Secured Term Loan had an original maturity date of April 30, 2007. On November 3, 2004, the lenders agreed to lend up to an additional $39.0 million, the proceeds of which could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and certain fees related to the new financing. The lenders also agreed to extend the maturity of the Secured Term Loan to April 1 2009. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which was in effect as of December 28, 2003, is 13.50%. The rate in effect at January 2, 2005 was 14.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million term loan which is payable annually on the anniversary date, a 1.5% commitment fee on the unused portion of the $39.0 million additional commitment and a funding fee equal to 2.5% of the additional amount borrowed with a minimum funding fee of approximately $0.6 million. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At January 2, 2005, the redemption price was 101.646% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At January 2, 2005, the redemption price was 100.000% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At January 2, 2005, the interest rate was 1.95% on the $1.0 million bond and 2.04% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Senior Secured Credit Facility to repay the bondholder for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRBs have been classified as current in the accompanying consolidated balance sheets at January 2, 2005 and December 28, 2003.

     The  IRBs  are  collateralized  by  certain   properties,   which  have  an
approximate net carrying value of $10.5 million at January 2, 2005.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at January 2, 2005 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note which matures on December 1, 2005 had unamortized discount of $0.1 million at January 2, 2005.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, as of January 2, 2005, Foamex L.P. was able to distribute funds to its partners, only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003. Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. Amendments to the Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. For the four quarters ended January 2, 2005, Foamex L.P.'s fixed charge coverage ratio was 0.98 and the lenders have agreed to waive compliance with the fixed charge coverage ratio for that period. On March 31, 2005, Foamex L.P. entered into amendments with the existing lenders under the Senior Secured Credit Facility and the Secured Term Loan that set lower minimum fixed charge coverage ratios through April 2, 2006 and permit borrowing of up to $25.0 million of the additional $39.0 million commitment under the Secured Term Loan, the proceeds of which would be used to repay revolving loans. Foamex L.P. incurred fees and expenses for the waivers and amendments aggregating approximately $1.0 million. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

is also subject to a maximum annual capital expenditure amount which was $36.0 million for the year ended January 2, 2005 and will be $46.8 million for the year ending January 1, 2006.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of January 2, 2005 are shown below (thousands):

     2005                                                       $ 60,595
     2006                                                          7,172
     2007                                                        171,586
     2008                                                              -
     2009                                                        380,000
     Thereafter                                                    6,000
                                                                --------
                                                                 625,353

     Unamortized debt premium/discount and fair
         value adjustment, net                                    10,239
                                                                --------

     Total                                                      $635,592
                                                                ========

7.   RETIREE BENEFIT PLANS

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

     Foamex L.P. also has a supplemental executive retirement plan (the "SERP"). The SERP is a non-qualified plan and provides retirement benefits to certain executives that supplement the benefits provided under the Qualified Pension Plan.

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

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   RETIREE BENEFIT PLANS (continued)

     Change in projected benefit obligations, plan assets and funded status follows:

                                                              Pension Benefits           Other Benefits
                                                             2004          2003         2004         2003
                                                          ----------    ----------    --------     --------
     Change in Benefit Obligations                                            (thousands)
       Benefit obligations at beginning of year            $125,052      $107,390      $ 1,234      $ 1,248
       Service cost                                           4,804         4,300           30           29
       Interest cost                                          7,463         7,086           69           76
       Amendments                                                 -           257            -            -
       Benefits paid                                         (6,038)       (5,392)         (78)        (139)
       Plan participants' contributions                           -             -           16           15
       Actuarial loss (gain)                                 12,008        10,461          (45)           5
       Foreign currency exchange rate changes                   615           950            -            -
                                                           --------      --------      -------      -------

       Benefit obligation at end of year                   $143,904      $125,052      $ 1,226      $ 1,234
                                                           ========      ========      =======      =======

     Change in Plan Assets
       Fair value of plan assets at
          beginning of year                                $ 79,886      $ 60,085      $     -      $     -
       Actual return on plan assets                           7,746        15,240            -            -
       Employer contribution                                 10,186         9,564           62          124
       Plan participants' contributions                           -             -           16           15
       Benefits paid                                         (6,038)       (5,392)         (78)        (139)
       Plan administrative expenses                            (500)         (438)           -            -
       Foreign currency exchange rate changes                   588           827            -            -
                                                           --------      --------      -------      -------

       Fair value of plan assets at end of year            $ 91,868      $ 79,886      $     -      $     -
                                                           ========      ========      =======      =======

     Funded Status and Net Amounts Recognized
     in Consolidated Balance Sheets
       Funded status                                       $(52,036)     $(45,166)     $(1,226)     $(1,234)
       Unrecognized transition asset                           (290)         (365)           -            -
       Unrecognized prior service cost (benefit)                192            92          (41)         (47)
       Unrecognized net actuarial loss                       60,021        50,997          328          387
                                                           --------      --------      -------      -------
       Net amount recognized in consolidated
          balance sheets                                   $  7,887      $  5,558      $  (939)     $  (894)
                                                           ========      ========      =======      =======

     Amounts Recognized in the Consolidated
     Balance Sheets
       Prepaid benefit costs                               $  9,263      $  6,520      $     -      $     -
       Accrued benefit liability                            (53,109)      (46,192)        (939)        (894)
       Intangible assets                                        596           674            -            -
       Accumulated other comprehensive loss*                 51,137        44,556            -            -
                                                           --------      --------      -------      -------

       Net amount recognized                               $  7,887      $  5,558      $  (939)     $  (894)
                                                           ========      ========      =======      =======

*    Before related income tax benefit.

     The accumulated benefit obligation for all defined benefit plans was $135.9 million at year-end 2004 and $119.5 million at year-end 2003. Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is listed below.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   RETIREE BENEFIT PLANS (continued)

                                                                December 31, 2004          December 31, 2003
                                                                -----------------          -----------------
                                 (thousands)
     Projected benefit obligation                                   $139,242                  $121,381
     Accumulated benefit obligation                                 $132,444                  $116,767
     Fair value of plan assets                                      $ 88,128                  $ 76,871

     Components of Net Periodic Benefit Plan Cost


                                                           Pension Benefits                  Other Benefits
                                                     ----------------------------     -------------------------
                                                      2004       2003      2002        2004      2003     2002
                                                     ------     ------    ------      ------    ------   ------
                                                                             (thousands)
     Service cost                                    $4,804     $4,300    $3,866        $30     $  29    $ 29
     Interest cost                                    7,463      7,086     6,556         69        76      82
     Expected return on plan assets                  (6,891)    (5,611)   (5,823)         -         -       -
     Amortization of transition assets                  (75)       (75)      (75)         -         -       -
     Amortization of prior service benefit             (111)      (109)     (140)        (6)       (6)     (6)
     Amortization of net loss (gain)                  2,776      3,090     1,643         14        16      15
     Curtailment                                          -          -      (162)         -         -       -
                                                     ------     ------    ------       ----      ----    ----

     Net periodic benefit plan cost                  $7,966     $8,681    $5,865       $107      $115    $120
                                                     ======     ======    ======       ====      ====    ====

     Additional Information

                                                       Pension Benefits                Other Benefits
                                                   ------------------------       -----------------------
                                                      2004         2003             2004           2003
                                                   ----------   ----------        --------       --------
                                                                      (thousands)
     Increase (decrease) in minimum liability
       included in other comprehensive loss*         $6,581      $(2,033)             N/A            N/A

*    Before related income tax benefit.

     Weighted-Average Assumptions Used                 Pension Benefits                Other Benefits
                                                   ------------------------       -----------------------
     to Determine Benefit Obligations                 2004         2003             2004           2003
     ----------------------------------------      ----------   ----------        --------       --------
     Discount rate -U.S. Plans                         5.5%         6.0%           5.5%           6.0%
     Discount rate - Canadian Plans                   5.75%         6.0%            N/A             N/A
     Expected long-term return on plan assets*         8.5%         9.0%            N/A             N/A
     Rate of compensation increase                3.5%-5.0%    3.5%-5.0%            N/A             N/A

     Weighted-Average Assumptions Used
     to Determine Annual Net Benefit Cost
     Discount rate                                     6.0%         6.5%           6.0%           6.5%
     Expected long-term return on plan assets*         8.5%         9.0%            N/A             N/A
     Rate of compensation increase                3.5%-5.0%    4.0%-5.0%            N/A             N/A

* The determination of the expected long-term rate of return is a combination of historical returns and future return assumptions based on Foamex L.P.'s pension plan asset strategy as discussed below.

                                                                            Other Benefits
                                                                -----------------------------------------
       Assumed Health Care Cost Trend Rates                     December 31, 2004       December 31, 2003
       Health care cost trend rate assumed for next year                11.0%                   12.0%
       Rate to which the cost trend rate is assumed to
         decline (ultimate trend rate)                                   5.0%                    5.0%
       Year that the rate reaches the ultimate trend rate               2011                    2011

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   RETIREE BENEFIT PLANS (continued)

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the effects listed below for 2004.

     Assumed Health Care Cost Trend

                                                              1% Point Increase         1% Point Decrease
                                                              -----------------         -----------------
                                                                              (thousands)
     Effect on total of service cost and interest cost               $10                      $  (8)
     Effect on postretirement benefit obligation                     $98                       $(84)

Funding, Investment Strategy, Asset Allocations and Risk Management for Plan Assets.

     Pension plan assets are primarily comprised of equity and debt securities, including both U.S. and foreign securities. At year-end 2004, common stock of Foamex International totaled $1.6 million, or 1.9% of the assets. At year-end 2003, common stock of Foamex International totaled $2.1 million, or 2.8% of the assets.

                                            U. S. Plan Assets
                                --------------------------------------------
                                December 31, 2004          December 31, 2003
                                -----------------          -----------------
     Equity securities                   63%                         64%
     Debt securities                     30                          30
     Other                                7                           6
                                        ---                         ---

     Total                              100%                        100%
                                        ===                         ===

     Foamex L.P.'s funding policy for the Qualified Pension Plan is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the U.S. Internal Revenue Code.

     For the U.S. pension plans, the investment strategy, asset allocations and risk management strategies are detailed in the Investment Policy Statement (the "IPS") of Foamex L.P. The IPS was developed in conjunction with a comprehensive review and assessment of current and projected financial requirements. Investment guidelines are based on an investment horizon of greater than five years. Key risk management considerations include asset allocation and asset class mix , control procedures and performance monitoring and review. Under the IPS, the U.S. pension plan may use certain classes of hedge funds (derivatives), but the amount of hedge funds is limited to less than 3% of U.S. plan assets.

     The strategic target of U.S. pension assets include 60% of equities and 40% of debt securities and cash and cash equivalents. The amount of cash equivalents is targeted to approximate one year of benefit payments to plan participants.

Canadian Plan Assets

     Pension plan assets from pension plans in Canada totaled $7.2 million, or 7.9% of assets, at year-end 2004 and $5.5 million, or 6.9% of assets, at year-end 2003. Canadian pension plan assets are primarily invested in Canadian equity securities with the balance in foreign equities.

Cash Flows

Contributions

     Foamex L.P. expects to contribute $7.4 million to its pension plan and $0.1 million to its other postretirement benefit plans in 2005.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     RETIREE BENEFIT PLANS (continued)

Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                      Pension Benefits         Other Benefits
                                      ----------------         --------------
     2005                                  $ 6,200                   $132
     2006                                  $ 6,548                   $120
     2007                                  $ 6,822                   $100
     2008                                  $ 7,314                   $ 98
     2009                                  $ 7,751                   $ 82
     Years 2010-2014                       $46,264                   $441

Defined Contribution Plan

     Foamex L.P. maintains a defined contribution plan, which is qualified under
Section 401(k) of the Internal Revenue Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, Foamex L.P. partially matches certain employee contributions. Expense for these contributions was $0.9 million, $0.9 million and $1.0 million in 2004, 2003 and 2002, respectively.

8.     INCOME TAXES

     The sources of income (loss) before the provision for income taxes are shown below.

                                                                  2004          2003              2002
                                                               --------       --------          -------
                                                                            (thousands)
     United States                                             $(24,144)      $(26,893)         $(30,158)
     Foreign                                                       (256)           974             4,745
                                                               --------       --------          --------

     Income (loss) before provision for income taxes           $(24,400)      $(25,919)         $(25,413)
                                                               ========       ========          ========

     A reconciliation of the statutory federal income tax to income tax expense is listed below.

                                                                 2004           2003               2002
                                                               --------       ---------          -------
                                                                            (thousands)
     Statutory income taxes                                    $(8,540)        $(9,072)          $(8,895)
     State income taxes, net of federal benefit                 (1,062)           (831)             (810)
     Permanent difference on partnership income                  9,552           9,668            11,816
     Increase (decrease) in valuation allowance                      8             649               332
     Impact of tax rate change                                       -              85                 -
     Other, net                                                    673             995              (652)
                                                               -------         -------           -------
     Total                                                     $   631         $ 1,494           $ 1,791
                                                               =======         =======           =======

     The provision for income taxes is summarized as follows:

                                                                 2004           2003               2002
                                                               --------       ---------          -------
     Current                                                                (thousands)
       Federal                                                 $     -         $     -           $     -
       State                                                        19              60               226
       Foreign                                                     577           1,286             2,423
                                                               -------         -------           -------
         Total current                                             596           1,346             2,649
                                                               -------         -------           -------

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES (continued)

                                                                 2004           2003               2002
                                                               --------       ---------          -------
     Deferred                                                               (thousands)
       Federal                                                       -               -                 -
       State                                                         -               -              (518)
       Foreign                                                      27            (501)             (672)
                                                               -------         -------           -------
         Total deferred                                             27            (501)           (1,190)
                                                               -------         -------           -------

     Change in valuation allowance                                   8             649               332
                                                               -------         -------           -------

     Total provision for income taxes                          $   631         $ 1,494           $ 1,791
                                                               =======         =======           =======

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                               January 2,          December 28,
                                                                                  2005                2003
                                                                               ---------           -----------
                                                                                        (thousands)
     Loss carryforwards and other                                              $  4,431              $ 3,602
     Valuation allowance for deferred income tax assets                          (2,025)              (1,810)
                                                                               --------              -------
       Deferred income tax assets                                                 2,406                1,792
                                                                               --------              -------

     Deferred income tax liabilities
       Basis difference in property, plant and equipment                           (612)                (512)
       Investment in joint venture                                                 (771)                (771)
       Other                                                                     (2,779)              (2,175)
                                                                               --------              -------
       Deferred income tax liabilities                                           (4,162)              (3,458)
                                                                               --------              -------

     Net deferred income tax liabilities                                       $ (1,756)             $(1,666)
                                                                               ========              =======

     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings. Following a review by Foamex L.P., no earnings from foreign subsidiaries are anticipated to be repatriated to utilize the special deduction.

     At January 2, 2005, Foamex L.P. had $3.2 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2006 through 2014. A full valuation allowance has been recorded at January 2, 2005 and December 28, 2003 due to uncertainty regarding utilization of the net operating loss carryforwards.

     Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $5.2 million at January 2, 2005 and December 28, 2003. Such earnings are deemed to be permanently invested by Foamex L.P. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

9.   PARTNERS' DEFICIENCY

     Foamex L.P. was formed as a Delaware limited partnership on September 5, 1990, and initially capitalized on October 2, 1990, in accordance with a limited partnership agreement as amended through March 2002. As of January 2, 2005, the partnership interests of Foamex L.P. are a 1.7% managing general partnership interest held by FMXI, Inc. and a 98.3% limited partnership interest held by Foamex International.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   PARTNERS' DEFICIENCY (continued)

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are listed below.

                                                             2004               2003                  2002
                                                           ---------         -----------            --------
                                                                             (thousands)
     Foreign currency translation adjustment               $ (1,219)          $ (3,257)             $ (9,869)
     Minimum pension liability                              (50,809)           (44,556)              (46,589)
                                                           --------           --------              --------
                                                           $(52,028)          $(47,813)             $(56,458)
                                                           ========           ========              ========

10.  BUSINESS SEGMENTS

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

     Foam Products manufactures and markets cushioning foams for bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes prime, rebond, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and OEMs. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

     The "other" column in the table below represents certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits) (see
Note 4). Asset and capital expenditure information by business segment is not reported because many of Foamex L.P.'s facilities produce products for multiple business segments.

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization.

     Sales to one customer, which are included in Automotive Products, accounted for approximately 12.5%, 16.3% and 17.3% of net sales in 2004, 2003 and 2002, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

     Business segment results are presented below.

                                     Foam         Cushion       Automotive     Technical
                                   Products       Products       Products       Products        Other         Total
                                   --------       --------      ----------     ---------      ---------    ----------
2004                                                        (dollars in thousands)
Net sales                          $551,414       $209,182       $350,985       $124,146      $ 30,667    $1,266,394
Income (loss) from operations      $ 52,418       $  8,539       $ 19,245       $ 32,916      $(61,318)   $   51,800
Depreciation and amortization      $ 10,213       $  2,978       $  3,116       $  2,801      $  6,825    $   25,933

2003
Net sales                          $507,586       $208,855       $447,068       $117,450      $ 23,601    $1,304,560
Income (loss) from operations      $ 43,983       $  5,395       $ 33,399       $ 32,115      $(50,456)   $   64,436
Depreciation and amortization      $ 11,002       $  3,275       $  2,815       $  2,931      $  6,022    $   26,045

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  BUSINESS SEGMENTS (continued)

                                     Foam         Cushion       Automotive     Technical
                                   Products       Products       Products       Products        Other         Total
                                   --------       --------      ----------     ---------      ---------    ----------
2002                                                        (dollars in thousands)
Net sales                          $471,005       $234,001       $466,718       $124,124      $ 32,246    $1,328,094
Income (loss) from operations      $ 45,466       $  1,239       $ 34,146       $ 35,185      $(71,459)   $   44,577
Depreciation and amortization      $ 13,632       $  5,904       $  3,721       $  2,815      $  5,520    $   31,592

     Results by geographical area are presented below.

                                                      United
                                                      States           Canada            Mexico      Consolidated
                                                     ----------        -------          --------     ------------
2004                                                                           (thousands)
Net sales                                            $1,009,102        $59,435          $197,857      $1,266,394
Property, plant and equipment, net                   $  120,578        $ 5,100          $ 15,865      $  141,543

2003
Net sales                                            $  989,075        $67,542          $247,943      $1,304,560
Property, plant and equipment, net                   $  142,602        $ 5,003          $ 15,245      $  162,850

2002
Net sales                                            $  981,927        $66,940          $279,227      $1,328,094
Property, plant and equipment, net                   $  157,007        $ 3,898          $ 21,133      $  182,038

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                         2004           2003             2002
                                                       -------        -------          -------
                                                                   (thousands)
     Cash paid for interest                            $73,218        $72,785          $56,583
                                                       =======        =======          =======

     Cash paid for income taxes, net                   $   120        $ 2,349          $ 2,222
                                                       =======        =======          =======

     Non cash - capital leases                         $    49        $     -          $     -
                                                       =======        =======          =======

12.  RELATED PARTY TRANSACTIONS AND BALANCES

     Foamex L.P. regularly enters into transactions with its affiliates in the ordinary course of business.

Trace Promissory Notes

     On July 1, 1997, Trace International Holdings, Inc. ("Trace"), which was formerly a major stockholder of Foamex International, borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2?% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, another promissory note issued to Foamex L.P. by Trace in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The principal was reduced by approximately $0.6 million relating to a portion of the proceeds from the sale of a corporate aircraft in 1999. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2?% plus three-month LIBOR, as defined, per annum payable quarterly in arrears.

     The Trace notes are included in the other component of partners' deficiency. Based on Trace's bankruptcy filing and financial condition, it is not probable that Trace will be able to pay the aggregate amount of $9.2 million. Upon the conclusion of the Trace bankruptcy proceedings, Foamex L.P. will charge the uncollected portion of the

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Trace notes to the general partners' deficiency. Foamex L.P. has not recorded any interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivable

     At January 2, 2005 and December 28, 2003, operating accounts receivable from Trace were approximately $3.1 million and $3.4 million, respectively. These accounts receivable were fully reserved for prior to 2002.

Foam Funding LLC Debt

     Foamex L.P. paid interest on notes payable to Foam Funding LLC of $0.7 million in 2002. Foamex L.P. paid principal on notes payable to Foam Funding LLC of $31.6 million in 2002. This debt was fully repaid in 2002.

Other

     Effective February 10, 2004, Foamex International's Chairman resigned his position by mutual agreement with Foamex International's Board of Directors. In connection with this resignation, Foamex International entered into a separation agreement with the former Chairman and recorded a one-time charge of approximately $1.4 million in the first quarter of 2004 for amounts payable under this agreement, none of which related to past service rendered by the former Chairman. Additionally, Foamex International recorded the reversal of approximately $1.4 million reflected on the balance sheet as of December 28, 2003 related to various retirement provisions contained in an employment agreement with Foamex International that are no longer payable to the former Chairman under the terms of the separation agreement.

     In 2002, pursuant to the terms of an existing agreement, Foamex L.P. acquired the 5.0 % stock interest in Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which had been held by the general director of Foamex de Mexico for $1.0 million.

     In 2001, one of Foamex International's former directors received a loan of $0.2 million from Foamex L.P.'s joint venture in Asia. The loan was evidenced by a 20-year non-recourse promissory note bearing interest at 4.0% per annum secured by the former director's 5.0% interest in the value of Foamex L.P.'s equity interest in the joint venture in Asia. Foamex L.P. also maintained an apartment used by this former director. Rent expense for this facility was $0.1 million in 2004 and $0.2 million in 2003 and 2002. The apartment lease expired in 2004 and was not renewed.

     Foamex L.P., Recticel, a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are shareholders of Foamex International.

     Foamex L.P.'s former Pico Rivera, California facility was owned by Foam Funding LLC and leased to Foamex L.P. The Pico Rivera facility was sold to a third party during 2002.

     During 2001, Foamex International entered into an agreement that guarantees two non-recourse promissory notes, totaling $0.7 million, payable to a foreign affiliate that Foamex L.P. accounts for under the equity method. The promissory notes were issued to a former director of Foamex International and an employee of Foamex L.P. Foamex L.P. has established an accrual of $0.3 million included in other liabilities at January 2, 2005 since the promissory notes are nonrecourse.

     During 2002, a member of the Foamex International Board of Directors became an officer of Foamex L.P. at an annual salary of at least $0.4 million plus a target annual bonus of 75.0% of base salary of which 80.0% is guaranteed in any given year. Additionally under the employment agreement, the director had the right to terminate employment and receive termination benefits under certain conditions, including Foamex International's failure to

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

purchase a business owned by the director. Since Foamex International did not enter into a definitive agreement to purchase the business by October 31, 2002, the director had the option to terminate the employment agreement within 90 days and exercised the termination option in January 2003. This director did not stand for reelection at Foamex International's annual shareholders meeting held on May 23, 2003. During 2002, Foamex L.P. paid $0.5 million to the director's business for consulting services.

     Also during 2002, Foamex L.P. entered into an agreement with a member of Foamex International's Board of Directors to provide consulting services in connection with potential strategic business opportunities in Asia at an annual cost of $0.2 million. Foamex L.P. also paid $0.1 million in 2004 and $0.5 million in 2002 for legal services to a law firm in which another Foamex International director is a partner.

13.    COMMITMENTS AND CONTINGENCIES

Operating Leases

     Foamex L.P. is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at January 2, 2005 are (thousands):

     2005                                          $16,232
     2006                                           12,065
     2007                                           10,012
     2008                                            8,061
     2009                                            6,186
     Balance                                        18,878
                                                   -------
     Total                                         $71,434
                                                   =======

     Rental expense charged to operations under operating leases approximated $19.3 million, $18.8 million and $23.4 million in 2004, 2003 and 2002, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Contractual Commitments

     Foamex L.P. has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $117.7 million in 2005, $98.3 million in 2006, $92.5 million in 2007, $88.5 million in 2008 and $88.5 million in 2009.

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

     As of January 2, 2005, Foamex L.P. had accrued approximately $1.1 million for litigation and other legal matters in addition to the environmental matters discussed below.

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (continued)

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of January 2, 2005, Foamex L.P. had accruals of approximately $2.0 million for environmental matters, including approximately $1.7 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where it has been designated as a PRP by the EPA or a state authority, and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004, which we have implemented, and 100.0% reduction by January 1, 2007. This standard has not and will not require Foamex L.P. us to make material expenditures for its Canadian plants.

     Foamex L.P. has reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites.

     Foamex L.P. has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations.

     The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 12 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, result of operations or financial position.

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

14.    GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of January 2, 2005 and December 28, 2003 and the condensed consolidating statements of operations and cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. On December 30, 2002,

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  GUARANTOR INFORMATION (continued)

Foamex Carpet distributed certain assets, liabilities and its business to Foamex L.P. and accordingly, Foamex Carpet is not included as a guarantor in the financial information as of January 2, 2005 and December 28, 2003 and for the years then ended. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                      Condensed Consolidating Balance Sheet
                              As of January 2, 2005

                                                                    Foamex
                                                                    Capital     Foamex L.P.                       Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)      Eliminations       Foamex L.P.
                                     ----------   -------------   -----------   -----------    ------------       ------------
Assets                                                            (thousands of dollars)
   Current assets                     $     -         $29,953       $    1      $284,159         $ (3,594)         $ 310,519
   Investment in subsidiaries           8,768               -            -        42,213          (50,981)                 -
   Property, plant and equipment, net       -          18,650            -       122,893                -            141,543
   Goodwill                                 -           6,328            -       120,486                -            126,814
   Debt issuance costs                      -               -            -        21,152                -             21,152
   Other assets                        15,686           2,486            -        36,556           (9,050)            45,678
                                      -------         -------       ------      --------         --------          ---------
     Total assets                     $24,454         $57,417       $    1      $627,459         $(63,625)         $ 645,706
                                      =======         =======       ======      ========         ========          =========

Liabilities and Partners' Deficiency
   Current liabilities                $ 1,589         $19,020       $    -      $347,549         $ (3,594)         $ 364,564
   Long-term debt                       4,200           4,850            -       568,461           (9,050)           568,461
   Other liabilities                        -           1,232            -        67,040                -             68,272
                                      -------         -------       ------      --------         --------          ---------
     Total liabilities                  5,789          25,102            -       983,050          (12,644)         1,001,297
   Partners' deficiency                18,665          32,315            1      (355,591)         (50,981)          (355,591)
                                      -------         -------       ------      --------         --------          ---------
     Total liabilities and partners'
        deficiency                    $24,454         $57,417       $   1       $627,459         $(63,625)         $ 645,706
                                      =======         =======       ======      ========         ========          =========


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
                                      =======         =======       ======      ========         ========           ========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the year ended January 2, 2005

                                                                    Foamex
                                                                    Capital     Foamex L.P.                       Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)      Eliminations       Foamex L.P.
                                     ----------   -------------   -----------   -----------    ------------       ------------
                                                                 (thousands of dollars)

Net sales                            $      -        $100,515       $    -      $1,187,774       $(21,895)         $1,266,394

Cost of goods sold                          -          93,882            -       1,052,560        (21,895)          1,124,547
                                      -------        --------       ------      ----------       --------          ----------

   Gross profit                             -           6,633            -         135,214              -             141,847

Selling, general and administrative
   expenses                                 -           6,722            -          80,075              -              86,797

Restructuring, impairment and other
   charges                                  -               -            -           3,250              -               3,250
                                      -------        --------       ------      ----------       --------          ----------

Income from operations                      -             (89)           -          51,889              -              51,800

Interest and debt issuance expense        250             330            -          76,614           (527)             76,667

Equity in undistributed earnings
   of affiliates                         (658)              -            -            (760)         2,105                 687

Other expense, net                        202            (524)           -             629           (527)               (220)
                                      -------        --------       ------      ----------       --------          ----------

Loss before provision for income
   taxes                                 (706)           (943)           -         (24,856)         2,105             (24,400)

Provision for income taxes                  -             456            -             175              -                 631
                                      -------        --------       ------      ----------       --------          ----------

Net loss                              $  (706)       $ (1,399)      $    -      $  (25,031)      $  2,105          $  (25,031)
                                      =======        ========       ======      ==========       ========          ==========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    GUARANTOR INFORMATION (continued)

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


14.  GUARANTOR INFORMATION (continued)

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
                                       ========     ========        ======     ==========   =========     ==========

                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                       For the year ended January 2, 2005

                                                                 Foamex
                                                                 Capital       Foamex L.P.               Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations  Foamex L.P.
                                     ----------   -------------  -----------   ----------- ------------  ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net income (loss)                   $  (705)       $(1,399)     $     -      $(25,031)       $2,104     $(25,031)
   Total adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities     705          2,665            -        23,962        (2,104)      25,228
                                       -------        -------      -------      --------        ------     --------

   Net cash provided by
     operating activities                    -          1,266            -        (1,069)            -          197

Cash Flows from Investing Activities
   Capital expenditures                      -         (1,235)           -        (4,275)            -       (5,510)
   Acquisition                               -              -            -             -             -            -
   Other                                     -              -            -         2,801        (2,500)         301
                                       -------        -------      -------      --------        ------     --------

   Net cash used in investing activities     -         (1,235)           -        (1,474)       (2,500)      (5,209)

Cash Flows from Financing Activities
   Net proceeds from revolving loans         -              -            -        18,841             -       18,841
   Repayments of long-term debt              -              -            -       (10,853)            -      (10,853)
   Other, net                                -         (2,500)           -        (4,239)        2,500       (4,239)
                                       -------        -------      -------      --------        ------     --------

   Net cash provided by financing
        activities                           -         (2,500)           -         3,749         2,500        3,749
                                       -------        -------      -------      --------        ------     --------

Net decrease in cash and cash equivalents    -         (2,469)           -         1,206             -       (1,263)

Cash and cash equivalents at
   beginning of period                       -          4,669            1         1,940             -        6,610
                                       -------        -------      -------      --------        ------     --------

Cash and cash equivalents at
   end of period                       $     -        $ 2,200      $     1      $  3,146        $    -     $  5,347
                                       =======        =======      =======      ========        ======     ========


                          FOAMEX L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14   GUARANTOR INFORMATION (continued)

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


14.  GUARANTOR INFORMATION (continued)

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
                                           ========       =======      ========      ========      =======     ========

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


The Board of Directors of
Foamex Capital Corporation:


We have audited the accompanying balance sheet of Foamex Capital Corporation (the "Company"), a wholly-owned subsidiary of Foamex L.P., as of January 2, 2005. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of a balance sheet includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit of a balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Foamex Capital Corporation as of January 2, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
April 4, 2005

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



To the Board of Directors of
Foamex Capital Corporation
Wilmington, Delaware

We have audited the accompanying balance sheet of Foamex Capital Corporation (a wholly-owned subsidiary of Foamex L.P.) (the "Company") as of December 28, 2003. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such balance sheet presents fairly, in all material respects, the financial position of the Company at December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP

March 9, 2004
Parsippany, New Jersey

                           FOAMEX CAPITAL CORPORATION
                   (A Wholly-Owned Subsidiary of Foamex L.P.)
                                 BALANCE SHEETS


                                                            January 2,             December 28,
                                                               2005                   2003
                                                            ----------             -----------

CASH                                                          $1,000                 $1,000
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

2.   COMMITMENTS AND CONTINGENCIES

     FCC is a joint obligor and severally liable on the following borrowings of Foamex L.P.:

     10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and FCC (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require the Issuers to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, if there is such a "change of control".

     9 7/8% Senior Subordinated Notes due 2007 ("9 7/8% Senior Subordinated Notes")

     The 9 7/8% Senior Subordinated Notes were issued by the Issuers and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At January 2, 2005, the redemption price was 101.646% plus accrued and unpaid interest.

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

2.   COMMITMENTS AND CONTINGENCIES (continued)

in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At January 2, 2005, the redemption price was 100.000% plus accrued and unpaid interest.

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

                                                                     Schedule II
                          FOAMEX L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at      Charged to    Charged to                    Balance at
                                            Beginning of     Costs and        Other                         End of
                                              Period          Expenses       Accounts     Deductions        Period
                                            ------------     ----------    ----------     ----------     -----------
YEAR ENDED JANUARY 2, 2005
Allowance for Uncollectible Accounts          $8,254          $3,291        $     -        $ 4,491        $7,054
                                              ======          ======        =======        =======        ======

Reserve for Discounts                         $2,251          $    -        $14,751 (1)    $15,055        $1,957
                                              ======          ======        =======        =======        ======


YEAR ENDED DECEMBER 28, 2003
Allowance for Uncollectible Accounts          $7,963          $2,115        $  (217)       $1,607         $8,254
                                              ======          ======        =======        ======         ======

Reserve for Discounts                         $2,348          $    -        $13,429 (1)    $13,526        $2,251
                                              ======          ======        =======        =======        ======


YEAR ENDED DECEMBER 29, 2002
Allowance for Uncollectible Accounts          $8,720          $2,336        $     -        $ 3,093        $7,963
                                              ======          ======        =======        =======        ======

Reserve for Discounts                         $2,220          $    -        $15,143 (1)    $15,015        $2,348
                                              ======          ======        =======        =======        ======



(1)  Adjustments reflect a reduction in net sales.