Form 10-Q
period 2005-04-03
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2005-05-13
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2005

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 9, 2005 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters Ended
                April 3, 2005 and March 28, 2004                                                                 3

              Condensed Consolidated Balance Sheets as of April 3, 2005 and
                January 2, 2005                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Quarters Ended
                April 3, 2005 and March 28, 2004                                                                 5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   22

         Item 4.  Controls and Procedures.                                                                      22

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            24

         Item 6.  Exhibits.                                                                                     24

Signatures                                                                                                      25

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                           Quarters Ended
                                                     -------------------------
                                                     April 3,         March 28,
                                                       2005             2004
                                                     --------         ---------
                                                            (thousands)

NET SALES                                            $332,670         $313,618

COST OF GOODS SOLD                                    304,945          273,859
                                                     --------         --------

GROSS PROFIT                                           27,725           39,759

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           17,773           25,453

RESTRUCTURING CHARGES                                       -              528
                                                     --------         --------

INCOME FROM OPERATIONS                                  9,952           13,778

INTEREST AND DEBT ISSUANCE EXPENSE                     19,940           18,611

INCOME FROM EQUITY INTEREST IN JOINT VENTURES             331              277

OTHER INCOME (EXPENSE), NET                              (981)             992
                                                     --------         --------

LOSS BEFORE INCOME TAXES                              (10,638)          (3,564)

PROVISION (BENEFIT) FOR INCOME TAXES                      (36)             772
                                                     --------         --------

NET LOSS                                             $(10,602)        $ (4,336)
                                                     ========         ========



          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                April 3, 2005     January 2, 2005
ASSETS                                                                          -------------     ---------------
CURRENT ASSETS                                                                             (thousands)
   Cash and cash equivalents                                                      $   5,144          $   5,347
   Accounts receivable, net of allowances of $9,058 and $9,001                      208,900            182,740
   Inventories                                                                      105,311            100,029
   Other current assets                                                              21,036             22,403
                                                                                  ---------          ---------
       Total current assets                                                         340,391            310,519

Property, plant and equipment                                                       401,978            402,746
Less accumulated depreciation                                                      (263,428)          (261,203)
                                                                                  ---------          ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                                138,550            141,543

GOODWILL                                                                            126,728            126,814

DEBT ISSUANCE COSTS, net of accumulated amortization of $19,110
   and $17,477                                                                       19,519             21,152

SOFTWARE COSTS, net of accumulated amortization of $7,061
   and $6,401                                                                         9,207              9,325

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             16,912             16,521

OTHER ASSETS                                                                         18,258             19,832
                                                                                  ---------          ---------

TOTAL ASSETS                                                                      $ 669,565          $ 645,706
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                    $ 144,972          $ 114,907
   Current portion of long-term debt                                                 66,922             67,131
   Accounts payable                                                                 121,340            104,314
   Accrued employee compensation and benefits                                        25,854             22,354
   Accrued interest                                                                   5,877             13,063
   Accrued customer rebates                                                          12,006             16,979
   Cash overdrafts                                                                   10,366             10,434
   Other accrued liabilities                                                         14,947             15,382
                                                                                  ---------          ---------
       Total current liabilities                                                    402,284            364,564

LONG-TERM DEBT                                                                      566,109            568,461
ACCRUED EMPLOYEE BENEFITS                                                            55,673             55,388
OTHER LIABILITIES                                                                    12,061             12,884
                                                                                  ---------          ---------
       Total liabilities                                                          1,036,127          1,001,297
                                                                                  ---------          ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                                 (305,062)          (294,342)
   Limited partner                                                                        -                  -
   Accumulated other comprehensive loss                                             (52,279)           (52,028)
   Notes receivable from related party                                               (9,221)            (9,221)
                                                                                  ---------          ---------
       Total partners' deficiency                                                  (366,562)          (355,591)
                                                                                  ---------          ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                        $ 669,565          $ 645,706
                                                                                  =========          =========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Quarters Ended
                                                                                  ---------------------------
                                                                                   April 3,         March 28,
                                                                                     2005              2004
                                                                                   --------         ---------
                                                                                          (thousands)
OPERATING ACTIVITIES
   Net loss                                                                       $(10,602)         $(4,336)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                                   5,201            6,366
     Amortization of debt issuance costs, debt premium
       and debt discount                                                               621              704
     Loss (gain) on sale of assets                                                       5             (930)
     Other operating activities                                                        660            7,271
     Changes in operating assets and liabilities, net                              (22,527)          (7,525)
                                                                                  --------          -------

         Net cash provided by (used for) operating activities                      (26,642)           1,550
                                                                                  --------          -------

INVESTING ACTIVITIES
   Capital expenditures                                                             (1,137)          (1,215)
   Proceeds from sale of assets                                                          3            2,166
   Other investing activities                                                         (537)            (856)
                                                                                  --------          -------
         Net cash provided by (used for) investing activities                       (1,671)              95
                                                                                  --------          -------

FINANCING ACTIVITIES
   Proceeds from revolving loans                                                    30,065            2,045
   Repayments of long-term debt                                                     (1,794)          (3,728)
   Decrease in cash overdrafts                                                         (68)          (1,920)
   Other                                                                               (93)            (510)
                                                                                  --------          -------
         Net cash provided by (used for) financing activities                       28,110           (4,113)
                                                                                  --------          -------

Net decrease in cash and cash equivalents                                             (203)          (2,468)

Cash and cash equivalents at beginning of period                                     5,347            6,610
                                                                                  --------          -------

Cash and cash equivalents at end of period                                        $  5,144          $ 4,142
                                                                                  ========          =======

Supplemental Information:
   Cash paid for interest                                                         $ 26,505          $ 7,966
                                                                                  ========          =======

   Cash paid for income taxes                                                     $     86          $   147
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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in Foamex L.P.'s 2004 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of January 2, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

New Accounting Pronouncement

     In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter ended April 3, 2005:

                                                 Plant Closure       Personnel
                                      Total        and Leases        Reductions
                                      -----      -------------       ----------
                                                   (millions)
     Balance at January 2, 2005        $7.4           $6.7               $0.7
     Cash spending                     (0.5)          (0.4)              (0.1)
                                       ----           ----               ----
     Balance at April 3, 2005          $6.9           $6.3               $0.6
                                       ====           ====               ====

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   RESTRUCTURING CHARGES (continued)

     Foamex L.P. expects to spend approximately $1.7 million during the twelve months ending April 2, 2006, with the balance to be spent through 2012 primarily for lease termination costs which are recorded net of estimated sublease rental income of approximately $3.8 million.

3.   INVENTORIES

     The components of inventories are listed below.

                                                     April 3,        January 2,
                                                       2005             2005
                                                     --------        ----------
                                                           (thousands)
     Raw materials and supplies                      $ 65,813         $ 63,336
     Work-in-process                                   21,551           18,667
     Finished goods                                    17,947           18,026
                                                     --------         --------
       Total                                         $105,311         $100,029
                                                     ========         ========

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                           April 3,         January 2,
                                                                             2005              2005
                                                                           --------         ----------
     Foamex L.P. Senior Secured Credit Facility                                  (thousands)
       Term Loan (1)                                                       $ 35,585          $ 37,371
     Foamex L.P. Secured Term Loan (1)                                       80,000            80,000
     10 3/4% Senior Secured Notes due 2009 (2) (3)                          309,141           309,703
     9 7/8% Senior Subordinated Notes due 2007 (2)                          148,500           148,500
     13 1/2% Senior Subordinated Notes due August 2005 (includes
       $345 and $581 of unamortized debt premium) (2)                        51,930            52,166
     Industrial revenue bonds                                                 7,000             7,000
     Other (net of unamortized debt discount of $33 and $45)                    875               852
                                                                           --------          --------
                                                                            633,031           635,592

     Less current portion                                                    66,922            67,131
                                                                           --------          --------

     Long-term debt                                                        $566,109          $568,461
                                                                           ========          ========

     Revolving credit borrowings (1)                                       $144,972          $114,907
                                                                           ========          ========

(1) Debt of Foamex L.P., guaranteed by Foamex International Inc. ("Foamex International"), FMXI, Inc. and Foamex Canada.
(2)  Debt of Foamex L.P. and Foamex Capital Corporation.
(3) Includes $9.1 million and $9.7 million of deferred credits on interest rate swap transactions.

Senior Secured Credit Facility

     The Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The lenders under the Senior Secured Credit Facility have also agreed to lend up to an additional $15.0 million under a junior term loan. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At April 3, 2005, Foamex L.P. had total available borrowings of approximately $21.9 million, including $14.3 million that could be borrowed only with consent of the lenders, and letters of credit

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

outstanding of $22.5 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 3, 2005, the weighted average interest rates were 6.61% and 6.63% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. Borrowings under the junior term loan can be used only to repay the 13 1/2% Senior Subordinated Notes at maturity and will bear interest at a floating rate based upon LIBOR, as defined, reset monthly plus 6.00%. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007. The Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of April 3, 2005 and January 2, 2005 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 1, 2009. The lenders have agreed to lend up to an additional $39.0 million. Up to $25.0 million of the additional $39.0 million can be borrowed to repay revolving loans under the Senior Secured Credit Facility and the remaining proceeds could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and to pay certain fees related to the financing. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at April 3, 2005 was 15.00%. Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million term loan which is payable annually on the anniversary date, a 1.5% annual commitment fee, payable monthly, on the unused portion of the $39.0 million additional commitment and a funding fee equal to 2.5% of the additional amount borrowed with a minimum funding fee of approximately $0.6 million. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes could have been redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At April 3, 2005, the redemption price was 101.646% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At April 3, 2005, the interest rate was 2.35% on the $1.0 million bond and 2.37% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Senior Secured Credit Facility to repay the bondholder for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRBs have been classified as current in the accompanying condensed consolidated balance sheets at April 3, 2005 and January 2, 2005. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.4 million at April 3, 2005.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note which matures on December 1, 2005 had unamortized discount of less than $0.1 million at April 3, 2005.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, Foamex L.P. as of April 3, 2005, was able to distribute funds only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.56 for the quarter ended April 3, 2005. For the quarter ended April 3, 2005, Foamex L.P.'s actual fixed charge coverage ratio was 0.59. The minimum fixed charge coverage ratio increases each quarter until reaching 1.00 for the quarter ending July 2, 2006. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $46.8 million for the year ending January 1, 2006.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of April 3, 2005 are shown below (thousands):

     Three quarters ending January 1, 2006                          $ 58,820
     2006                                                              7,173
     2007                                                            171,586
     2008                                                                  -
     2009                                                            380,000
     Thereafter                                                        6,000
                                                                    --------
                                                                     623,579
     Unamortized debt premium/discount and fair
         value adjustment, net                                         9,452
                                                                    --------
     Total                                                          $633,031
                                                                    ========

5.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                            Quarters Ended
                                                       ------------------------
                                                       April 3,       March 28,
                                                         2005           2004
                                                       --------       ---------
                                                             (thousands)
     Service cost                                      $1,342           $1,270
     Interest cost                                      1,942            1,802
     Expected return on plan assets                    (1,956)          (1,698)
     Amortization of transition assets                    (19)             (18)
     Amortization of prior service benefit                (28)             (27)
     Amortization of net loss                             792              704
                                                       ------           ------
     Net periodic pension benefit cost                 $2,073           $2,033
                                                       ======           ======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   RETIREE BENEFIT PLANS (continued)

     Foamex L.P. anticipates pension plan contributions of $7.4 million for fiscal 2005. During the quarter ended April 3, 2005, Foamex L.P. contributed $1.4 million and there has been no change in estimated contributions for fiscal 2005. Actuarial valuations are in process for fiscal 2005 that will determine the actual contribution requirements and net periodic pension benefit cost.

6.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.


                                                          Quarters Ended
                                                      ------------------------
                                                      April 3,       March 28,
                                                        2005           2004
                                                      --------       ---------
                                                           (thousands)
     Net loss                                        $(10,602)       $(4,336)
     Foreign currency translation adjustments            (251)          (200)
                                                     --------        -------
     Total comprehensive loss                        $(10,853)       $(4,536)
                                                     ========        =======

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

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products      Products       Other          Total
                                       --------    --------     ----------     ---------    ---------      --------
                                                                   (thousands)
Quarter ended April 3, 2005
Net sales                              $156,220    $46,556       $87,155        $33,200     $  9,539       $332,670
Income (loss) from operations          $ 10,449    $(2,115)      $ 4,849        $ 8,935     $(12,166)      $  9,952
Depreciation and amortization          $  1,835    $   602       $   739        $   581     $  1,444       $  5,201

Quarter ended March 28, 2004
Net sales                              $134,395    $46,098       $94,000        $31,087     $  8,038       $313,618
Income (loss) from operations          $ 16,280    $ 1,303       $ 5,023        $ 8,856     $(17,684)      $ 13,778
Depreciation and amortization          $  2,816    $   774       $   628        $   713     $  1,435       $  6,366

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

     As of April 3, 2005, Foamex L.P. had accrued approximately $1.1 million for litigation, claims and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of April 3, 2005, Foamex L.P. had accruals of approximately $2.0 million for environmental matters, including approximately $1.7 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where Foamex L.P. has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004, which Foamex L.P. has implemented, and 100.0% reductions by January 1, 2007. This standard has not and will not require Foamex L.P. to make material expenditures for its Canadian plants.

     Foamex L.P. previously has reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites.

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

     The possibility exists that new environmental legislation and/or environmental regulations may be adopted or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of April 3, 2005 and January 2, 2005 and the condensed consolidating statements of operations and cash flows for the quarters ended April 3, 2005 and March 28, 2004 of the Guarantors and nonguarantors. The Guarantors include Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                      Condensed Consolidating Balance Sheet
                               As of April 3, 2005

                                                                        Foamex
                                                                        Capital      Foamex L.P.                    Consolidated
                                         Guarantors   Nonguarantors   Corporation     (Parent)     Eliminations     Foamex L.P.
                                         ----------   -------------   -----------    -----------   ------------     ------------
Assets                                                                (thousands of dollars)
   Current assets                         $     -         $31,252        $   1        $ 314,219      $ (5,081)       $ 340,391
   Investment in subsidiaries               8,274               -            -           41,262       (49,536)               -
   Property, plant and equipment, net           -          18,008            -          120,542             -          138,550
   Goodwill                                     -           6,242            -          120,486             -          126,728
   Debt issuance costs                          -               -            -           19,519             -           19,519
   Other assets                            16,008           2,527            -           34,892        (9,050)          44,377
                                          -------         -------        -----        ---------      --------        ---------
     Total assets                         $24,282         $58,029        $   1        $ 650,920      $(63,667)       $ 669,565
                                          =======         =======        =====        =========      ========        =========

Liabilities and Partners' Deficiency
   Current liabilities                    $ 1,661         $20,960        $   -        $ 384,744      $ (5,081)       $ 402,284
   Long-term debt                           4,200           4,850            -          566,109        (9,050)         566,109
   Other liabilities                            -           1,105            -           66,629             -           67,734
                                          -------         -------        -----        ---------      --------        ---------
     Total liabilities                      5,861          26,915            -        1,017,482       (14,131)       1,036,127
   Partners' deficiency                    18,421          31,114            1         (366,562)      (49,536)        (366,562)
                                          -------         -------        -----        ---------      --------        ---------
     Total liabilities and partners'
        deficiency                        $24,282         $58,029        $   1        $ 650,920      $(63,667)       $ 669,565
                                          =======         =======        =====        =========      ========        =========



                      Condensed Consolidating Balance Sheet
                              As of January 2, 2005

                                                                        Foamex
                                                                        Capital      Foamex L.P.                    Consolidated
                                         Guarantors   Nonguarantors   Corporation     (Parent)     Eliminations     Foamex L.P.
                                         ----------   -------------   -----------    -----------   ------------     ------------
Assets                                                                (thousands of dollars)
   Current assets                         $     -         $29,953        $   1        $ 284,159      $ (3,594)       $ 310,519
   Investment in subsidiaries               8,768               -            -           42,213       (50,981)               -
   Property, plant and equipment, net           -          18,650            -          122,893             -          141,543
   Goodwill                                     -           6,328            -          120,486             -          126,814
   Debt issuance costs                          -               -            -           21,152             -           21,152
   Other assets                            15,686           2,486            -           36,556        (9,050)          45,678
                                          -------         -------        -----        ---------      --------        ---------
     Total assets                         $24,454         $57,417        $   1        $ 627,459      $(63,625)       $ 645,706
                                          =======         =======        =====        =========      ========        =========

Liabilities and Partners' Deficiency
   Current liabilities                    $ 1,589         $19,020        $   -        $ 347,549      $ (3,594)       $ 364,564
   Long-term debt                           4,200           4,850            -          568,461        (9,050)         568,461
   Other liabilities                            -           1,232            -           67,040             -           68,272
                                          -------         -------        -----        ---------      --------        ---------
     Total liabilities                      5,789          25,102            -          983,050       (12,644)       1,001,297
   Partners' deficiency                    18,665          32,315            1         (355,591)      (50,981)        (355,591)
                                          -------         -------        -----        ---------      --------        ---------
     Total liabilities and partners'
        deficiency                        $24,454         $57,417        $   1        $ 627,459      $(63,625)       $ 645,706
                                          =======         =======        =====        =========      ========        =========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended April 3, 2005

                                                                        Foamex
                                                                        Capital      Foamex L.P.                    Consolidated
                                         Guarantors   Nonguarantors   Corporation     (Parent)     Eliminations     Foamex L.P.
                                         ----------   -------------   -----------    -----------   ------------     ------------
                                                                    (thousands of dollars)
Net sales                                  $   -         $28,493         $   -        $310,427       $(6,250)        $332,670

Cost of goods sold                             -          27,887             -         283,308        (6,250)         304,945
                                           -----         -------         -----        --------       -------         --------

   Gross profit                                -             606             -          27,119             -           27,725

Selling, general and administrative
   expenses                                    -           1,554             -          16,219             -           17,773

Restructuring charges                          -               -             -               -             -                -
                                           -----         -------         -----        --------       -------         --------

Income from operations                         -            (948)            -          10,900             -            9,952

Interest and debt issuance expense            71              89             -          19,929          (149)          19,940

Equity in undistributed earnings
   of affiliates                            (433)              -             -            (623)        1,387              331

Other expense, net                            59              59             -            (950)         (149)            (981)
                                           -----         -------         -----        --------       -------         --------

Loss before benefit for income
   taxes                                    (445)           (978)            -         (10,602)        1,387          (10,638)

Benefit for income taxes                       -             (36)            -               -             -              (36)
                                           -----         -------         -----        --------       -------         --------

Net loss                                   $(445)        $  (942)        $   -        $(10,602)      $ 1,387         $(10,602)
                                           =====         =======         =====        ========       =======         ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the quarter ended March 28, 2004

                                                                        Foamex
                                                                        Capital      Foamex L.P.                    Consolidated
                                         Guarantors   Nonguarantors   Corporation     (Parent)     Eliminations     Foamex L.P.
                                         ----------   -------------   -----------    -----------   ------------     ------------
                                                                    (thousands of dollars)
Net sales                                 $    -         $24,842         $   -        $294,250       $(5,474)         $313,618

Cost of goods sold                             -          22,468             -         256,865        (5,474)          273,859
                                          ------         -------         -----        --------       -------          --------

   Gross profit                                -           2,374             -          37,385             -            39,759

Selling, general and administrative
   expenses                                    -           1,548             -          23,905             -            25,453

Restructuring charges                          -               -             -             528             -               528
                                          ------         -------         -----        --------       -------          --------

Income from operations                         -             826             -          12,952             -            13,778

Interest and debt issuance expense            59              70             -          18,613          (131)           18,611

Equity in undistributed earnings
   of affiliates                           1,116               -             -           1,175        (2,014)              277

Other income, net                             47             294             -             782          (131)              992
                                          ------         -------         -----        --------       -------          --------

Loss before provision for income
   taxes                                   1,104           1,050             -          (3,704)       (2,014)           (3,564)

Provision for income taxes                     -             140             -             632             -               772
                                          ------         -------         -----        --------       -------          --------

Net loss                                  $1,104         $   910         $   -        $ (4,336)      $(2,014)         $ (4,336)
                                          ======         =======         =====        ========       =======          ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                       For the quarter ended April 3, 2005

                                                                           Foamex
                                                                           Capital      Foamex L.P.                  Consolidated
                                              Guarantors  Nonguarantors   Corporation    (Parent)     Eliminations   Foamex L.P.
                                              ----------  -------------   -----------   -----------   ------------   ------------
                                                                    (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                     $(445)      $(1,403)        $   -        $(10,602)      $ 1,848       $(10,602)
   Total adjustments to reconcile net loss
     to net cash used for operating activities    445         1,249             -         (15,886)       (1,848)       (16,040)
                                                -----       -------         -----        --------       -------       --------

   Net cash used for operating activities           -          (154)            -         (26,488)            -        (26,642)
                                                -----       -------         -----        --------       -------       --------

Cash Flows from Investing Activities
   Capital expenditures                             -           (35)            -          (1,463)          361         (1,137)
   Other                                            -           361             -            (534)         (361)          (534)
                                                -----       -------         -----        --------       -------       --------

   Net cash used for investing activities           -           326             -          (1,997)            -         (1,671)
                                                -----       -------         -----        --------       -------       --------

Cash Flows from Financing Activities
   Proceeds from revolving loans                    -             -             -          30,065             -         30,065
   Repayments of long-term debt                     -             -             -          (1,794)            -         (1,794)
   Other, net                                       -             -             -            (161)            -           (161)
                                                -----       -------         -----        --------       -------       --------

   Net cash provided by financing activities        -             -             -          28,110             -         28,110
                                                -----       -------         -----        --------       -------       --------

Net decrease in cash and
   cash equivalents                                 -           172             -            (375)            -           (203)

Cash and cash equivalents at
   beginning of period                              -         2,200             1           3,146             -          5,347
                                                -----       -------         -----        --------       -------       --------

Cash and cash equivalents at
   end of period                                $   -       $ 2,372         $   1        $  2,771       $     -       $  5,144
                                                =====       =======         =====        ========       =======       ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                      For the quarter ended March 28, 2004


                                                                           Foamex
                                                                           Capital      Foamex L.P.                  Consolidated
                                              Guarantors  Nonguarantors   Corporation    (Parent)     Eliminations   Foamex L.P.
                                              ----------  -------------   -----------   -----------   ------------   ------------
                                                                    (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                     $ 1,104     $   910         $   -         $(4,336)      $(2,014)       $(4,336)
   Total adjustments to reconcile net
     loss to net cash provided
     by operating activities                     (1,104)     (3,465)            -           8,441         2,014          5,886
                                                -------     -------         -----         -------       -------        -------

   Net cash provided by operating
     activities                                       -      (2,555)            -           4,105             -          1,550
                                                -------     -------         -----         -------       -------        -------

Cash Flows from Investing Activities
   Capital expenditures                               -        (175)            -          (1,040)            -         (1,215)
   Other                                              -           -             -           1,310             -          1,310
                                                -------     -------         -----         -------       -------        -------

   Net cash provided by investing activities          -        (175)            -             270             -             95
                                                -------     -------         -----         -------       -------        -------

Cash Flows from Financing Activities
   Proceeds from revolving loans                      -           -             -           2,045             -          2,045
   Repayments of long-term debt                       -           -             -          (3,728)            -         (3,728)
   Other, net                                         -           -             -          (2,430)            -         (2,430)
                                                -------     -------         -----         -------       -------        -------

   Net cash used for financing activities             -           -             -          (4,113)            -         (4,113)
                                                -------     -------         -----         -------       -------        -------

Net decrease in cash and
   cash equivalents                                   -      (2,730)            -             262             -         (2,468)

Cash and cash equivalents at
   beginning of period                                -       4,669             1           1,940             -          6,610
                                                -------     -------         -----         -------       -------        -------

Cash and cash equivalents at
   end of period                                $     -     $ 1,939         $   1         $ 2,202       $     -        $ 4,142
                                                =======     =======         =====         =======       =======        =======

10.  SUBSEQUENT EVENT

     On April 29, 2005, Foamex L.P. signed an agreement and closed on the sale of its rubber and felt carpet cushion businesses for approximately $38.5 million in cash. The assets sold consisted principally of inventories and property, plant and equipment with carrying values of $3.4 million and $3.2 million, respectively, at April 3, 2005. Foamex L.P. expects to record a pre-tax net gain, after applicable expenses, and the write-off of approximately $2.5 million of goodwill associated with the businesses, of approximately $29.0 million in the quarter ending July 3, 2005, subject to post-closing adjustments, if any.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 3, 2005 COMPARED TO THE QUARTER ENDED MARCH 28, 2004

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products      Products       Other          Total
                                       --------    --------     ----------     ---------    ---------      --------
                                                                   (thousands)
Quarter ended April 3, 2005
Net sales                              $156,220    $46,556       $87,155        $33,200     $  9,539       $332,670
Income (loss) from operations          $ 10,449    $(2,115)      $ 4,849        $ 8,935     $(12,166)      $  9,952
Depreciation and amortization          $  1,835    $   602       $   739        $   581     $  1,444       $  5,201
Income (loss) from operations
   as a percentage of net sales             6.7%      (4.5%)         5.6%          26.9%       n.m.*            3.0%


Quarter ended March 28, 2004
Net sales                              $134,395    $46,098       $94,000        $31,087     $  8,038       $313,618
Income (loss) from operations          $ 16,280    $ 1,303       $ 5,023        $ 8,856     $(17,684)      $ 13,778
Depreciation and amortization          $  2,816    $   774       $   628        $   713     $  1,435       $  6,366
Income (loss) from operations
   as a percentage of net sales            12.1%       2.8%          5.3%          28.5%       n.m.*            4.4%



* not meaningful

Income from Operations

     Net sales for the quarter ended April 3, 2005 increased 6% to $332.7 million from $313.6 million in the quarter ended March 28, 2004. The increase was primarily attributable to higher net sales in the Foam Products segment as a result of higher selling prices, partially offset by lower net sales in the Automotive Products segment.

     Gross profit was $27.7 million, or 8.3% of net sales, in the quarter ended April 3, 2005 compared to $39.8 million, or 12.7% of net sales, in the 2004 period. The weighted average cost of major chemical raw materials was more than 35% higher in the quarter ended April 3, 2005 than in the quarter ended March 28, 2004. Even though we have increased selling prices, we have been only partially successful in recovering the large chemical raw material cost increases.

     Income from operations for the quarter ended April 3, 2005 was $10.0 million, or 3.0% of net sales, which represented a 28% decrease from $13.8 million, or 4.4% of net sales, reported during the 2004 period. The $12.0 million decline in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $7.7 million, or 30%, due principally to lower bad debt expense, and employee costs. The 2004 period included a $3.7 million charge to bad debt expense as a result of a customer bankruptcy. Employee costs were lower primarily due to the closing of our New York office in the second quarter of 2004. We also experienced lower professional fees in the 2005 period. Restructuring charges were $0.5 million in 2004 as we eliminated a number of sales and administrative positions.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the quarter ended April 3, 2005 increased 16% to $156.2 million from $134.4 million in the 2004 period primarily due to higher selling prices. Income from operations decreased 36%, to $10.4 million in the quarter ended April 3, 2005 from $16.3 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered by increased selling prices. Income from operations was 6.7% of net sales in 2005, down from 12.1% in 2004.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended April 3, 2005 increased 1% to $46.6 million from $46.1 million in the 2004 period as higher volumes were partially offset by lower average selling prices. Loss from operations was $2.1 million in the quarter ended April 3, 2005 compared to $1.3 million income from operations in the 2004 period primarily due to higher material costs and operating inefficiencies resulting from a shortage of a key raw material. Loss from operations was 4.5% of net sales in 2005 and income from operations was 2.8% of net sales in 2004. We sold our rubber and felt carpet cushion businesses, which provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005, on April 29, 2005. We expect minimal or no income from operations in Carpet Cushion Products during 2005.

     Automotive Products

     Automotive Products net sales for the quarter ended April 3, 2005 decreased 7% to $87.2 million from $94.0 million in the 2004 period. The decline was primarily due to lower volume as a result of soft industry demand and the continuing impact of sourcing actions by our major customers. Income from operations was down 3% to $4.8 million due to the decline in sales volume and higher raw material costs partially offset by lower operating costs. Income from operations represented 5.6% of net sales in 2005 and 5.3% of net sales in 2004.

     Technical Products

     Net sales for Technical Products for the quarter ended April 3, 2005 increased 7% to $33.2 million from $31.1 million in the 2004 period, primarily due to higher selling prices. Income from operations was flat at $8.9 million as the sales increase was offset by higher material costs. Income from operations represented 26.9% of net sales in 2005 compared to 28.5% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges. The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $12.2 million in 2005 and $17.7 million in 2004 and reflects lower corporate expenses in 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $19.9 million in the quarter ended April 3, 2005, which represented a 7% increase from the 2004 period expense of $18.6 million reflecting higher average interest rates and borrowings.

     Other Income (Expense), Net

     Other expense, net was $1.0 million for the quarter ended April 3, 2005 compared to other income, net of $1.0 million for the quarter ended March 28, 2004. The 2005 period includes $0.9 million of amendment fees charged by lenders in connection with amendments to Foamex L.P.'s credit agreements executed on March 31, 2005, while the 2004 period included $0.9 million of gains on asset disposals.

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

     Liquidity and Capital Resources

     Our liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures and employee benefit plans. We believe that cash flow from our operating activities, cash on hand and periodic borrowings under our credit agreements will be adequate to meet our liquidity requirements for the next twelve months. In addition, we will continue to explore potential sales of non-strategic assets during this period. On April 29, 2005, we signed an agreement and closed on the sale of our rubber and felt carpet cushion businesses for approximately $38.5 million in cash.

     Cash and cash equivalents were $5.1 million at April 3, 2005 compared to $5.3 million at January 2, 2005. Working capital at April 3, 2005 was a negative $61.9 million and the current ratio was 0.85 to 1 compared to working capital at January 2, 2005 of a negative $54.0 million and a current ratio of 0.85 to 1.

     Total long-term debt and revolving credit borrowings at April 3, 2005 were $778.0 million, up $27.5 million from January 2, 2005. As of April 3, 2005, there were $145.0 million of revolving credit borrowings under the Senior Secured Credit Facility with $21.9 million available for borrowings, including $14.3 million that could be borrowed only with consent of the lenders, and $22.5 million of letters of credit outstanding. Revolving credit borrowings at April 3, 2005 reflect working capital requirements.

     The Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The lenders under the Senior Secured Credit Facility have also agreed to lend up to an additional $15.0 million under a junior term loan. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 3, 2005, the weighted average interest rates were 6.61% and 6.63% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. Borrowings under the junior term loan can be used only to repay the 13 1/2% Senior Subordinated Notes at maturity and will bear interest at a floating rate based upon LIBOR, as defined, reset monthly plus 6.00%. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007.

     The Secured Term Loan of $80.0 million will mature on April 1, 2009. The lenders have agreed to lend up to an additional $39.0 million. Up to $25.0 million of the additional $39.0 million can be borrowed to repay revolving loans under the Senior Secured Credit Facility and the remaining proceeds could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and to repay certain fees related to the financing. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at April 3, 2005 was 15.00%. In addition, a 1.00% facility fee on the initial $80.0 million loan is payable annually on the anniversary date, a 1.5% annual commitment fee, payable monthly, on the unused portion of the $39.0 million additional commitment and a funding fee equal to 2.5% of the additional amount borrowed with a minimum funding fee of approximately $0.6 million. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.56 for the quarter ended April 3, 2005. Foamex L.P.'s actual fixed charge coverage ratio for this period was 0.59. The minimum fixed charge coverage ratio increases each quarter until reaching 1.00 for the quarter ending July 2, 2006. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $46.8 million for the year ending January 1, 2006. We are working with our lenders to modify certain provisions of our credit agreements as a result of the sale of our rubber and felt carpet cushion businesses.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. Foamex L.P. has obtained a junior term loan commitment of $15.0 million under the Senior Secured Credit Facility and an additional $39.0 million commitment under the Secured Term Loan which can be used to repay the 13 1/2% Senior Subordinated Notes. Foamex L.P. may use the proceeds from sales of certain designated assets, including a portion of the proceeds from the recent sale of the rubber and felt carpet cushion businesses, to repay the 13 1/2% Senior Subordinated Notes. We may, from time to time, directly or indirectly make purchases of these notes or our other public debt in the open market or in private transactions.

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

     We anticipate contributing approximately $7.4 million to our pension plans in 2005 with $1.4 million contributed during the quarter ended April 3, 2005. Actuarial valuations are in process for fiscal 2005 that will determine the actual funding requirements.

     Cash Flow from Operating Activities

     Cash used by operating activities in the quarter ended April 3, 2005 was $26.6 million compared to cash provided from operating activities of $1.6 million in the quarter ended March 28, 2004. This is primarily due to the increased loss during the 2005 period along with higher accounts receivable at April 3, 2005 on increased sales and a greater number of days sales outstanding. In addition, primarily due to the timing of the closing of the 2005 quarter compared to the timing of the 2004 quarter, we made additional cash interest payments of approximately $18.5 million in the quarter ended April 3, 2005. This was partially offset by the higher accounts payable used to fund our raw material purchases and other operating costs.

     Cash Flow from Investing Activities

     Investing activities used $1.7 million for the quarter ended April 3, 2005. Cash requirements included capital expenditures of $1.1 million and capitalized software development costs of $0.5 million. In the quarter ended March 28, 2004, cash provided by investing activities was $0.1 million, which consisted of capital expenditures of $1.2 million and capitalized software development costs of $0.9 million offset by proceeds from asset disposals of $2.2 million. The estimated capital expenditures and software development costs for the full year 2005 are expected to be approximately $6-$8 million and approximately $5 million, respectively.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $28.1 million for the quarter ended April 3, 2005 and consisted principally of borrowings under the revolving credit facility partially offset by scheduled payments of the term loan under the Senior Secured Credit Facility. Cash used for financing activities in 2004 was $4.1 million including payments of the term loan under the Senior Secured Credit Facility.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of April 3, 2005 was $2.0 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 8 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     We have debt securities with variable interest rates subject to market risk for changes in interest rates. On April 3, 2005, indebtedness with variable interest rates aggregated $267.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.7 million.

     The two principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses identified in Management's Annual Report on Internal Control Over Financial Reporting included in Foamex International's Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005 (the "Management Report"), our disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended April 3, 2005, we strengthened our internal controls over the following areas.

     o Accounting for Inventory. The Management Report identified a material weakness that arose because our policies and procedures did not provide for an effective review and analysis of a spreadsheet used to estimate the amount of labor and overhead variances to include in work in process and finished goods inventories. Specifically, the ineffective control did not prevent or detect an improper formula in this spreadsheet resulting in a misstatement of work in process and finished goods inventories. The improper formula in this spreadsheet was corrected prior to the issuance of our consolidated financial statements as of January 2, 2005 and for the year then ended. We reviewed the formula and made refinements that we believe produce a more reasonable estimate of variances that should be included in inventory. We believe we designed effective review processes for our inventory calculations during the first quarter of 2005.

     o Information Technology: Segregation of Duties and Information System Users. As previously disclosed in the fourth quarter of 2004, we conducted a review of roles and responsibilities and user access within our information technology systems and identified certain users with inappropriate access. As a result, we began to implement changes to tie user access to our information systems to user needs based on the roles and responsibilities of the user. During the first quarter of 2005, we completed the implementation of these changes.

     o Non-Routine Transactions and Significant Agreements. As previously disclosed, we determined that we did not have adequate controls in place to ensure the proper accounting for non-routine transactions such as the establishment of a valuation allowance on our deferred tax assets and significant agreements. This issue continues to be addressed through further implementation of comprehensive review processes and procedures for non-routine transactions and significant agreements to ensure more robust reviews and proper accounting. We also intend to hire additional personnel in our internal audit and accounting functions.

     Other than as described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended January 2, 2005. The information from Note 8 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits

          10.27 Amended and Restated Consulting Agreement, dated as of February 27, 2005, by and between Foamex L.P. and Robert J. Hay.

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



                                       FOAMEX L.P.
                                       By:  FMXI, Inc.
                                            Its Managing General Partner


Date:  May 13, 2005                    By:  /s/ K. Douglas Ralph
                                            ----------------------------------
                                            K. Douglas Ralph
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer)


                                       FOAMEX CAPITAL CORPORATION


Date:  May 13, 2005                    By:  /s/ K. Douglas Ralph
                                            ----------------------------------
                                            K. Douglas Ralph
                                            Executive Vice President and Chief
                                            Financial Officer