Form 10-Q
period 2005-07-03
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2005-08-26
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2005

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

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 22, 2005 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters and Two Quarters
                Ended July 3, 2005 and June 27, 2004                                                             3

              Condensed Consolidated Balance Sheets as of July 3, 2005 and January 2, 2005                       4

              Condensed Consolidated Statements of Cash Flows - Two Quarters Ended
                July 3, 2005 and June 27, 2004                                                                   5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                23

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   31

         Item 4.  Controls and Procedures.                                                                      31

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            33

         Item 6.  Exhibits.                                                                                     33

Signatures                                                                                                      34


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                 Quarters Ended             Two Quarters Ended
                                                             ---------------------        ------------------------
                                                              July 3,     June 27,         July 3,       June 27,
                                                               2005          2004           2005            2004
                                                             ---------    --------        --------       ---------
                                                                                (thousands)
NET SALES                                                    $317,211     $314,140        $649,881        $627,758

COST OF GOODS SOLD                                            296,612      273,959         601,557         547,818
                                                             --------     --------        --------        --------

GROSS PROFIT                                                   20,599       40,181          48,324          79,940

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     21,648       21,564          39,421          47,017

RESTRUCTURING AND IMPAIRMENT CHARGES                           24,711        1,716          24,711           2,244
                                                             --------     --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                                 (25,760)      16,901         (15,808)         30,679

GAIN ON SALE OF BUSINESSES                                     29,719            -          29,719               -

INTEREST AND DEBT ISSUANCE EXPENSE                             20,320       18,598          40,260          37,209

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURES                                                 198           (2)            529             275

OTHER INCOME (EXPENSE), NET                                       193         (740)           (788)            252
                                                             --------     --------        --------        --------

LOSS BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                           (15,970)      (2,439)        (26,608)         (6,003)

PROVISION (BENEFIT) FOR INCOME TAXES                           (1,579)        (280)         (1,615)            492
                                                             --------     --------        --------        --------

NET LOSS                                                     $(14,391)    $ (2,159)       $(24,993)       $ (6,495)
                                                             ========     ========        ========        ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               July 3, 2005      January 2, 2005
                                                                               ------------      ----------------
ASSETS
CURRENT ASSETS                                                                           (thousands)
   Cash and cash equivalents                                                    $   5,083            $   5,347
   Accounts receivable, net of allowances of $9,789 and $9,001                    199,318              182,740
   Inventories                                                                    101,757              100,029
   Other current assets                                                            19,468               22,403
   Debt issuance costs classified as current                                       18,879                    -
                                                                                ---------            ---------
       Total current assets                                                       344,505              310,519

Property, plant and equipment                                                     394,427              402,746
Less accumulated depreciation                                                    (269,240)            (261,203)
                                                                                ---------            ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                              125,187              141,543

GOODWILL                                                                          107,104              126,814

DEBT ISSUANCE COSTS, net of accumulated amortization of $17,477                         -               21,152

DEFERRED INCOME TAXES                                                                 520                  237

SOFTWARE COSTS, net of accumulated amortization of $6,453
   and $6,401                                                                       8,731                9,325

INVESTMENT IN AND ADVANCES TO AFFILIATES                                           17,176               16,521

OTHER ASSETS                                                                       17,498               19,595
                                                                                ---------            ---------
TOTAL ASSETS                                                                    $ 620,721            $ 645,706
                                                                                =========            =========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                  $ 115,192            $ 114,907
   Current portion of long-term debt                                               66,745               67,131
   Long-term debt classified as current                                           562,799                    -
   Accounts payable                                                               112,302              104,314
   Accrued employee compensation and benefits                                      24,873               22,354
   Accrued interest                                                                12,015               13,063
   Accrued customer rebates                                                        12,302               16,979
   Cash overdrafts                                                                 13,147               10,434
   Other accrued liabilities                                                       16,125               15,382
                                                                                ---------            ---------
       Total current liabilities                                                  935,500              364,564

LONG-TERM DEBT                                                                         21              568,461
ACCRUED EMPLOYEE BENEFITS                                                          56,050               55,388
OTHER LIABILITIES                                                                  10,232               12,884
                                                                                ---------            ---------
       Total liabilities                                                        1,001,803            1,001,297
                                                                                ---------            ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                               (319,773)            (294,342)
   Limited partner                                                                      -                    -
   Accumulated other comprehensive loss                                           (52,088)             (52,028)
   Notes receivable from related party                                             (9,221)              (9,221)
                                                                                ---------            ---------
       Total partners' deficiency                                                (381,082)            (355,591)
                                                                                ---------            ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                      $ 620,721            $ 645,706
                                                                                =========            =========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                      Two Quarters Ended
                                                                                 -----------------------------
                                                                                  July 3,             June 27,
                                                                                   2005                2004
                                                                                 ---------           --------
OPERATING ACTIVITIES                                                                    (thousands)
   Net loss                                                                      $(24,993)           $(6,495)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation and amortization                                                 10,716             12,210
     Impairment charges                                                            24,000                  -
     Amortization of debt issuance costs, debt premium
        and debt discount                                                           1,510              1,368
     Gain on sale of assets                                                       (29,801)            (1,004)
     Other operating activities                                                       607              7,721
     Changes in operating assets and liabilities, net                             (15,111)           (23,659)
                                                                                 --------            -------
         Net cash used for operating activities                                   (33,072)            (9,859)
                                                                                 --------            -------

INVESTING ACTIVITIES
   Capital expenditures                                                            (2,245)            (3,110)
   Proceeds from sale of assets                                                    38,939              2,243
   Other investing activities                                                        (724)            (1,647)
                                                                                 --------            -------
         Net cash provided by (used for) investing activities                      35,970             (2,514)
                                                                                 --------            -------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                      286             19,064
   Repayments of long-term debt                                                    (4,527)            (5,492)
   Increase (decrease) in cash overdrafts                                           2,715             (2,321)
   Debt issuance costs                                                             (1,250)                 -
   Other financing activities                                                        (386)              (852)
                                                                                 --------            -------
         Net cash provided by (used for) financing activities                      (3,162)            10,399
                                                                                 --------            -------

Net decrease in cash and cash equivalents                                            (264)            (1,974)

Cash and cash equivalents at beginning of period                                    5,347              6,610
                                                                                 --------            -------
Cash and cash equivalents at end of period                                       $  5,083            $ 4,636
                                                                                 ========            =======


Supplemental Information:
   Cash paid for interest                                                        $ 39,798            $36,307
                                                                                 ========            =======

   Cash paid for income taxes                                                    $    242            $   323
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

Recent Developments

     On August 15, 2005, Foamex L.P. notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts Foamex L.P. in default under its 13 1/2% Senior Subordinated Note Indenture and also causes Foamex L.P. to be in default under its Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     Foamex L.P. is in discussions with a majority in amount of its Senior Secured and Senior Subordinated Note holders with the goal of restructuring its balance sheet by converting a substantial portion of Foamex L.P.'s indebtedness into Foamex International's equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, Foamex L.P. executed amendments to its Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by Foamex L.P.'s failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit Foamex L.P. to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If Foamex L.P. commences a Chapter 11 our senior lenders have committed to provide debtor-in-possession facilities, subject to court approval. The lead lenders under the Senior Secured Credit Facility and Secured Term Loan have also agreed to a commitment for exit financing upon Foamex L.P.'s emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

     Due to the event of default and the fact that the holders of substantially all of Foamex L.P.'s outstanding debt may demand immediate payment, substantially all of Foamex L.P.'s long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

New Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Foamex L.P. has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

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

2.   RESTRUCTURING AND IMPAIRMENT CHARGES

     During the fourth quarter of each year, Foamex L.P. performs an annual impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The test is a two step process, with the first test involving an estimate of enterprise fair value and the second step involving a more detailed appraisal of individual assets. The fair value estimate uses a discounted cash flow method. SFAS No. 142 also requires that impairment tests of goodwill be updated during the year if circumstances change that would more likely than not indicate that the fair value of a reporting unit no longer exceeds its value for financial statement purposes.

     As indicated in Note 1, in assessing the need to restructure its balance sheet, Foamex L.P. updated its long-term forecast to address the impact of deteriorating business conditions, including recent adverse developments in the domestic auto industry. As part of this exercise, Foamex L.P. also conducted goodwill impairment tests of its various reporting units. The Foam Products and Technical Products reporting units passed the step one impairment test. However, the Automotive Products reporting unit failed the step one test, reflecting current industry conditions.

     On a preliminary basis, Foamex L.P. estimates that $17.0 million of its Automotive Products goodwill may be impaired and recorded this charge in the quarter ended July 3, 2005. Foamex L.P. is in the process of completing the required second step of the goodwill impairment test. Any adjustments to this estimate will be recorded in the quarter the impairment test is completed.

     The adjusted balances of goodwill at July 3, 2005 were $74.8 million for the Foam Products segment, $18.4 million for the Automotive Products segment and $13.9 million for the Technical Products segment for a total of $107.1 million.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   RESTRUCTURING AND IMPAIRMENT CHARGES (continued)

     Also during the quarter ended July 3, 2005, Foamex L.P. determined that a $7.0 million pre-tax impairment loss was required for property, plant and equipment at certain production facilities. The impairment evaluation was triggered by the facts and circumstances discussed above concerning the goodwill impairment. The impairment loss was determined using fair value estimates based on prices on similar assets, including estimates from an independent appraisal firm. In addition, Foamex L.P. recorded restructuring charges of $0.7 million, which were primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business.

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and two quarters ended July 3, 2005:

                                                                 Plant Closure       Personnel
                                                  Total            and Leases        Reductions       Impairment
                                                  -----          -------------       ----------       ----------
                                                                            (millions)
     Balance at April 4, 2005                     $ 6.9             $6.3               $0.6             $   -
     Restructuring and impairment charges          24.7              0.2                0.5              24.0
     Cash spending                                 (0.5)            (0.2)              (0.3)                -
     Goodwill and asset impairment                (24.0)               -                  -             (24.0)
                                                  -----             ----               ----             -----
     Balance at July 3, 2005                      $ 7.1             $6.3               $0.8             $   -
                                                  =====             ====               ====             =====

     Balance at January 3, 2005                   $ 7.4             $6.7               $0.7            $   -
     Restructuring and impairment charges          24.7              0.2                0.5             24.0
     Cash spending                                 (1.0)            (0.6)              (0.4)               -
     Goodwill and asset impairment                (24.0)               -                  -            (24.0)
                                                  -----             ----               ----            -----
     Balance at July 3, 2005                      $ 7.1             $6.3               $0.8            $   -
                                                  =====             ====               ====            =====

     Foamex L.P. expects to spend approximately $2.2 million during the twelve months ending July 2, 2006, with the balance to be spent through 2012 primarily for lease termination costs, which are recorded net of estimated sublease rental income of approximately $3.8 million.

3.   GAIN ON SALE OF BUSINESSES

     On April 29, 2005, Foamex L.P. sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million has been reflected on the accompanying condensed consolidated statements of operations for the quarter and two quarters ended July 3, 2005. The rubber and felt carpet cushion business provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

4.   INVENTORIES

     The components of inventories are listed below.

                                          July 3,              January 2,
                                           2005                   2005
                                         --------              ----------
                                                  (thousands)
     Raw materials and supplies          $ 62,709              $ 63,336
     Work-in-process                       21,224                18,667
     Finished goods                        17,824                18,026
                                         --------              --------
       Total                             $101,757              $100,029
                                         ========              ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                        July 3,             January 2,
                                                                         2005                  2005
                                                                       --------             ----------
                                                                                (thousands)
     Foamex L.P. Senior Secured Credit Facility
       Term Loan (1)                                                   $ 32,864              $ 37,371
     Foamex L.P. Secured Term Loan (1)                                   80,000                80,000
     10 3/4% Senior Secured Notes due 2009 (2) (4)                      308,578               309,703
     9 7/8% Senior Subordinated Notes due 2007 (2)                      148,500               148,500
     13 1/2% Senior Subordinated Notes due August 2005 (includes
       $109 and $581 of unamortized debt premium) (2)                    51,694                52,166
     Industrial revenue bonds (3)                                         7,000                 7,000
     Other (net of unamortized debt discount of $21 and $45)                929                   852
                                                                       --------              --------
                                                                        629,565               635,592

     Less current portion                                                66,745                67,131
     Less long-term debt classified as current                          562,799                     -
                                                                       --------              --------

     Long-term debt                                                    $     21              $568,461
                                                                       ========              ========

     Revolving credit borrowings (1)                                   $115,192              $114,907
                                                                       ========              ========

(1) Debt of Foamex L.P., guaranteed by Foamex International Inc. ("Foamex International"), FMXI, Inc. and Foamex Canada.
(2)  Debt of Foamex L.P. and Foamex Capital Corporation.
(3) Includes $8.6 million and $9.7 million of deferred credits on interest rate swap transactions.

Recent Developments

     On August 15, 2005, Foamex L.P. notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts Foamex L.P. in default under its 13 1/2% Senior Subordinated Note Indenture and also causes Foamex L.P. to be in default under its Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     Foamex L.P. is in discussions with a majority in amount of its Senior Secured and Senior Subordinated Note holders with the goal of restructuring its balance sheet by converting a substantial portion of Foamex L.P.'s indebtedness into Foamex International's equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, Foamex L.P. executed amendments to its Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by Foamex L.P.'s failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit Foamex L.P. to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If Foamex L.P. commences a Chapter 11 case, our senior lenders have committed to provide debtor-in-possession facilities, subject to court approval. The lead lenders under the Senior Secured Credit Facility and Secured Term Loan have also agreed to a commitment for exit financing upon Foamex L.P.'s emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     Due to the event of default and the fact that the holders of substantially all of Foamex L.P.'s outstanding debt may demand immediate payment, substantially all of Foamex L.P.'s long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

Senior Secured Credit Facility

     The $240.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At August 19, 2005, Foamex L.P. had total available borrowings of approximately $37.1 million, including $15.0 million that could be borrowed only with consent of the lenders, and letters of credit outstanding of $21.7 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 3, 2005, the weighted average interest rates were 7.21% and 7.04% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007. The Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets.

Senior Secured Loan

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at July 3, 2005 was 15.50%. Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million term loan which is payable annually on the anniversary date. A minimum funding fee of $0.6 million relating to a commitment under this agreement that has expired has been accrued in the quarter ended July 3, 2005. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and were due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above). See Recent Developments above.

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At July 3, 2005, the interest rate was 3.32% on the $1.0 million bond and 2.42% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Senior Secured Credit Facility to repay the bondholder for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRBs have been classified as current in the accompanying condensed consolidated balance sheets at July 3, 2005 and January 2, 2005. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.7 million at July 3, 2005.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note which matures on December 1, 2005 had unamortized discount of less than $0.1 million at July 3, 2005.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, Foamex L.P. as of July 3, 2005, was able to distribute funds only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.65 for the two quarters ended July 3, 2005. Foamex L.P.'s actual fixed charge coverage ratio was 0.60. As discussed above, compliance with the minimum fixed charge ratio covenant was waived for the quarter ended July 3, 2005 in connection with an amendment executed on August 14, 2005. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $46.8 million for the year ending January 1, 2006.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of July 3, 2005 are shown below (thousands):

     Two quarters ending January 1, 2006                      $ 57,086  (a)
     2006                                                        7,164
     2007                                                      285,841
     2008                                                            -
     2009                                                      380,000
     Thereafter                                                  6,000
                                                              --------
                                                               736,091
     Unamortized debt premium/discount and
        fair value adjustment, net                               8,666
                                                              --------
     Total                                                    $744,757
                                                              ========

(a) Includes $51.6 million of principal payments on the 13 1/2% Senior Subordinated Notes due August 15, 2005 on which Foamex L.P. has defaulted. See Recent Developments.

6.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                              Quarters Ended             Two Quarters Ended
                                                         ------------------------       -----------------------
                                                         July 3,         June 27,       July 3,        June 27,
                                                          2005             2004          2005            2004
                                                         -------         --------       -------        --------
                                                                              (thousands)
     Service cost                                        $1,348          $  950         $2,690         $2,220
     Interest cost                                        1,959           1,869          3,901          3,671
     Expected return on plan assets                      (1,953)         (1,696)        (3,909)        (3,394)
     Amortization of transition assets                      (18)            (19)           (37)           (37)
     Amortization of prior service benefit                  (28)            (28)           (56)           (55)
     Amortization of net loss                               780             657          1,572          1,361
                                                         ------          ------         ------         ------
     Net periodic pension benefit cost                   $2,088          $1,733         $4,161         $3,766
                                                         ======          ======         ======         ======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   RETIREE BENEFIT PLANS (continued)

     During the quarter and two quarters ended July 3, 2005, Foamex L.P. contributed $2.0 million and $3.4 million, respectively, to its pension plans. Foamex L.P. anticipates total pension plan contributions of $7.4 million in 2005 and $12-16 million for 2006 as it will be required to make an accelerated funding contribution for 2006 to comply with requirements for underfunded plans. This estimated range of contributions may change materially depending on the resolution of certain proposed legislation now before the U.S. Congress.

7.   COMPREHENSIVE INCOME (LOSS)

     Components of comprehensive income (loss) are listed below.

                                                            Quarters Ended                Two Quarters Ended
                                                      --------------------------       ------------------------
                                                       July 3,          June 27,        July 3,        June 27,
                                                        2005              2004           2005            2004
                                                      --------          --------       ---------       --------
                                                                                (thousands)
     Net loss                                         $(14,391)         $(2,159)       $(24,993)       $(6,495)
     Foreign currency translation adjustments              191             (570)            (60)          (770)
                                                      --------          -------        --------        -------
     Total comprehensive loss                         $(14,200)         $(2,729)       $(25,053)       $(7,265)
                                                      ========          =======        ========        =======

8.   SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion
Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits).

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                   (thousands)
Quarter ended July 3, 2005
--------------------------
Net sales                              $148,610     $45,484    $ 89,615       $29,007     $  4,495       $317,211
Income (loss) from operations          $  3,555     $   397    $  5,611       $ 6,288     $(41,611)      $(25,760)
Depreciation and amortization          $  1,832     $ 1,016    $    752       $   575     $  1,340       $  5,515

Quarter ended June 27, 2004
---------------------------
Net sales                              $126,089     $53,596    $ 96,620       $31,253     $  6,582       $314,140
Income (loss) from operations          $ 12,332     $ 3,428    $  7,991       $ 8,458     $(15,308)      $ 16,901
Depreciation and amortization          $  2,525     $   717    $    639       $   678     $  1,285       $  5,844

Two quarters ended July 3, 2005
-------------------------------
Net sales                              $304,830     $92,040    $176,770       $62,207     $ 14,034       $649,881
Income (loss) from operations          $ 14,004     $(1,718)   $ 10,460       $15,223     $(53,777)      $(15,808)
Depreciation and amortization          $  3,667     $ 1,618    $  1,491       $ 1,156     $  2,784       $ 10,716




                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   SEGMENT RESULTS (continued)

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                  (thousands)
Two quarters ended June 27, 2004
--------------------------------
Net sales                              $260,484     $99,694    $190,620       $62,340     $ 14,620      $627,758
Income (loss) from operations          $ 28,612     $ 4,731    $ 13,014       $17,314     $(32,992)     $ 30,679
Depreciation and amortization          $  5,341     $ 1,491    $  1,266       $ 1,391     $  2,721      $ 12,210

9.   COMMITMENTS AND CONTINGENCIES

Litigation

     Foamex L.P. is a party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position or results of operations. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

     Foamex L.P. accrues liabilities for claims when it becomes probable that payment will be made and when an amount can be reasonably estimated. During the quarter and two quarters ended July 3, 2005, Foamex L.P. has recorded charges of $4.2 million and $4.6 million, respectively, for several claims including product quality issues and the bankruptcy of a major provider of manufacturing supplies.

     As of July 3, 2005, Foamex L.P. had accrued $0.5 million for litigation and $4.8 million for customer and vendor claims in addition to the environmental matters discussed below.

     Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of July 3, 2005, Foamex L.P. had accruals of approximately $2.0 million for environmental matters, including approximately $1.7 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where Foamex L.P. has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

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

10.  GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of July 3, 2005 and January 2, 2005 and the condensed consolidating statements of operations for the quarter and two quarters ended July 3, 2005 and June 27, 2004 and condensed consolidating statements of cash flows for the two quarters ended July 3, 2005 and June 27, 2004 of the Guarantors and nonguarantors. The Guarantors include Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                      Condensed Consolidating Balance Sheet
                               As of July 3, 2005

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations     Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
Assets                                                            (thousands of dollars)
   Current assets                     $     -         $30,220         $  1      $320,040         $(5,756)      $ 344,505
   Investment in subsidiaries           6,566               -            -        33,081         (39,647)              -
   Property,  plant and
     equipment, net                         -          14,337            -       110,850               -         125,187
   Goodwill                                 -           2,446            -       104,658               -         107,104
   Other assets                        16,323           2,778            -        33,874          (9,050)         43,925
                                      -------         -------         ----      --------        --------       ---------
     Total assets                     $22,889         $49,781         $  1      $602,503        $(54,453)      $ 620,721
                                      =======         =======         ====      ========        ========       =========

Liabilities and Partners' Deficiency
   Current liabilities                $ 1,739         $22,205         $  -      $917,312        $ (5,756)      $ 935,500
   Long-term debt                       4,200           4,850            -            21          (9,050)             21
   Other liabilities                        -              30            -        66,252               -          66,282
                                      -------         -------         ----      --------        --------       ---------
     Total liabilities                  5,939          27,085            -       983,585         (14,806)      1,001,803
   Partners' deficiency                16,950          22,696            1      (381,082)        (39,647)       (381,082)
                                      -------         -------         ----      --------        --------       ---------
     Total liabilities and partners'
         deficiency                   $22,889         $49,781         $  1      $602,503        $(54,453)      $ 620,721
                                      =======         =======         ====      ========        ========       =========


                      Condensed Consolidating Balance Sheet
                              As of January 2, 2005

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations     Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
Assets                                                            (thousands of dollars)
   Current assets                     $     -         $29,953         $  1      $284,159        $ (3,594)      $ 310,519
   Investment in subsidiaries           8,768               -            -        42,213         (50,981)              -
   Property, plant and equipment, net       -          18,650            -       122,893               -         141,543
   Goodwill                                 -           6,328            -       120,486               -         126,814
   Debt issuance costs                      -               -            -        21,152               -          21,152
   Other assets                        15,686           2,486            -        36,556          (9,050)         45,678
                                      -------         -------         ----      --------        --------       ---------
     Total assets                     $24,454         $57,417         $  1      $627,459        $(63,625)      $ 645,706

Liabilities and Partners' Deficiency
   Current liabilities                $ 1,589         $19,020         $  -      $347,549        $ (3,594)      $ 364,564
   Long-term debt                       4,200           4,850            -       568,461          (9,050)        568,461
   Other liabilities                        -           1,232            -        67,040               -          68,272
                                      -------         -------         ----      --------        --------       ---------
     Total liabilities                  5,789          25,102            -       983,050         (12,644)      1,001,297
   Partners' deficiency                18,665          32,315            1      (355,591)        (50,981)       (355,591)
                                      -------         -------         ----      --------        --------       ---------
     Total liabilities and partners'
         deficiency                   $24,454         $57,417         $  1      $627,459        $(63,625)      $ 645,706
                                      =======         =======         ====      ========        ========       =========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended July 3, 2005

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations     Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
                                                                 (thousands of dollars)
Net sales                             $     -         $25,136         $   -     $300,143       $(8,068)         $317,211

Cost of goods sold                          -          25,815             -      278,865        (8,068)          296,612
                                      -------         -------         -----     --------       -------          --------
   Gross profit                             -            (679)            -       21,278             -            20,599

Selling, general and administrative
   expenses                                 -           2,601             -       19,047             -            21,648

Restructuring and impairment charges        -           7,118             -       17,593             -            24,711
                                      -------         -------         -----     --------       -------          --------
Loss from operations                        -         (10,398)            -      (15,362)            -           (25,760)

Gain on sale of businesses                  -               -             -       29,719             -            29,719

Interest and debt issuance expense         79             101             -       20,303          (163)           20,320

Equity in undistributed earnings
   of affiliates                       (1,986)              -             -       (8,430)       10,614               198

Other expense, net                         67             304             -          (15)         (163)              193
                                      -------         -------         -----     --------       -------          --------
Loss before benefit for income
   taxes                               (1,998)        (10,195)            -      (14,391)       10,614           (15,970)

Benefit for income taxes                    -          (1,579)            -            -             -            (1,579)
                                      -------         -------         -----     --------       -------          --------
Net loss                              $(1,998)        $(8,616)        $   -     $(14,391)      $10,614          $(14,391)
                                      =======         =======         =====     ========       =======          ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended June 27, 2004

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations     Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
                                                                 (thousands of dollars)
Net sales                             $     -         $23,175         $   -     $296,193       $(5,228)         $314,140

Cost of goods sold                          -          21,778             -      257,409        (5,228)          273,959
                                      -------         -------         -----     --------       -------          --------
   Gross profit                             -           1,397             -       38,784             -            40,181

Selling, general and administrative
   expenses                                 -           1,701             -       19,863             -            21,564

Restructuring charges                       -               -             -        1,716             -             1,716
                                      -------         -------         -----     --------       -------          --------
Income from operations                      -            (304)            -       17,205             -            16,901

Interest and debt issuance expense         58              82             -       18,578          (120)           18,598

Equity in undistributed earnings
   of affiliates                         (745)              -             -       (1,009)        1,752                (2)

Other expense, net                         46            (628)            -          (38)         (120)             (740)
                                      -------         -------         -----     --------       -------          --------
Loss before benefit for income taxes     (757)         (1,014)            -       (2,420)        1,752            (2,439)

Benefit for income taxes                    -             (19)            -         (261)            -              (280)
                                      -------         -------         -----     --------       -------          --------
Net loss                              $  (757)        $  (995)        $   -     $ (2,159)      $ 1,752          $ (2,159)
                                      =======         =======         =====     ========       =======          ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                     For the two quarters ended July 3, 2005

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations     Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
                                                                 (thousands of dollars)
Net sales                             $     -         $53,629         $   -     $610,570      $(14,318)         $649,881

Cost of goods sold                          -          53,702             -      562,173       (14,318)          601,557
                                      -------         -------         -----     --------       -------          --------
   Gross profit                             -             (73)            -       48,397             -            48,324

Selling, general and administrative
   expenses                                 -           4,155             -       35,266             -            39,421

Restructuring and impairment charges        -           7,118             -       17,593             -            24,711
                                      -------         -------         -----     --------       -------          --------
Loss from operations                        -         (11,346)            -       (4,462)            -           (15,808)

Gain on sale of businesses                  -               -             -       29,719             -            29,719

Interest and debt issuance expense        150             190             -       40,232          (312)           40,260

Equity in undistributed earnings
   of affiliates                       (2,419)              -             -       (9,053)       12,001               529

Other expense, net                        126             363             -         (965)         (312)             (788)
                                      -------         -------         -----     --------       -------          --------
Loss before benefit for income
   taxes                               (2,443)        (11,173)            -      (24,993)       12,001           (26,608)

Benefit for income taxes                    -          (1,615)            -            -             -            (1,615)
                                      -------         -------         -----     --------       -------          --------
Net loss                              $(2,443)        $(9,558)        $   -     $(24,993)      $12,001          $(24,993)
                                      =======         =======         =====     ========       =======          ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                    For the two quarters ended June 27, 2004

                                                                    Foamex
                                                                    Capital     Foamex L.P.                   Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations     Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------    ------------
                                                                 (thousands of dollars)
Net sales                             $     -         $48,017         $   -     $590,443      $(10,702)         $627,758

Cost of goods sold                          -          44,246             -      514,274       (10,702)          547,818
                                      -------         -------         -----     --------       -------          --------
   Gross profit                             -           3,771             -       76,169             -            79,940

Selling, general and administrative
   expenses                                 -           3,249             -       43,768             -            47,017

Restructuring charges                       -               -             -        2,244             -             2,244
                                      -------         -------         -----     --------       -------          --------
Income from operations                      -             522             -       30,157             -            30,679

Interest and debt issuance expense        117             152             -       37,191          (251)           37,209

Equity in undistributed earnings
   of affiliates                          371               -             -          168          (264)              275

Other income, net                          94            (334)            -          743          (251)              252
                                      -------         -------         -----     --------       -------          --------
Loss before provision for income taxes    348              36             -       (6,123)         (264)           (6,003)

Provision for income taxes                  -             120             -          372             -               492
                                      -------         -------         -----     --------       -------          --------
Net loss                              $   348         $   (84)        $   -     $ (6,495)      $  (264)         $ (6,495)
                                      =======         =======         =====     ========       =======          ========

                 Condensed Consolidating Statement of Cash Flows
                     For the two quarters ended July 3, 2005

                                                                            Foamex
                                                                            Capital     Foamex L.P.                Consolidated
                                               Guarantors  Nonguarantors  Corporation    (Parent)    Eliminations   Foamex L.P.
                                               ----------  -------------  -----------   -----------  ------------  ------------
                                                                         (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                      $(2,443)     $(9,558)       $   -       $(24,993)     $12,001      $(24,993)
   Total adjustments to reconcile net loss
     to net cash used for operating activities     2,443        9,954            -         (8,475)     (12,001)       (8,079)
                                                 -------      -------        -----       --------      -------      --------
   Net cash used for operating activities              -          396            -        (33,468)           -       (33,072)
                                                 -------      -------        -----       --------      -------      --------

Cash Flows from Investing Activities
   Capital expenditures                                -          (89)           -         (2,517)         361        (2,245)
   Proceeds from sale of assets                        -            -            -         38,939            -        38,939
   Other                                               -          361            -           (724)        (361)         (724)
                                                 -------      -------        -----       --------      -------      --------
   Net cash provided by investing activities           -          272            -         35,698            -        35,970
                                                 -------      -------        -----       --------      -------      --------

Cash Flows from Financing Activities
   Proceeds from revolving loans                       -            -            -            286            -           286
   Repayments of long-term debt                        -            -            -         (4,527)           -        (4,527)
   Other, net                                          -            -            -          1,079            -         1,079
                                                 -------      -------        -----       --------      -------      --------
   Net cash used for by financing activities           -            -            -         (3,162)           -        (3,162)
                                                 -------      -------        -----       --------      -------      --------

Net decrease in cash and
   cash equivalents                                    -          668            -           (932)           -         (264)

Cash and cash equivalents at
   beginning of period                                 -        2,200            1          3,146            -         5,347
                                                 -------      -------        -----       --------      -------      --------

Cash and cash equivalents at
   end of period                                 $     -      $ 2,868        $   1       $  2,214      $     -      $  5,083
                                                 =======      =======        =====       ========      =======      ========

                 Condensed Consolidating Statement of Cash Flows
                    For the two quarters ended June 27, 2004

                                                                            Foamex
                                                                            Capital     Foamex L.P.                Consolidated
                                               Guarantors  Nonguarantors  Corporation    (Parent)    Eliminations   Foamex L.P.
                                               ----------  -------------  -----------   -----------  ------------  ------------
                                                                         (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                      $   348      $   (84)       $   -       $ (6,495)     $  (264)     $ (6,495)
   Total adjustments to reconcile net
     loss to net cash used for
      operating activities                          (348)         164            -         (3,444)         264        (3,364)
                                                 -------      -------        -----       --------      -------      --------
   Net cash used for
     operating activities                              -           80            -         (9,939)           -        (9,859)
                                                 -------      -------        -----       --------      -------      --------

Cash Flows from Investing Activities
   Capital expenditures                                -         (745)           -         (2,365)           -        (3,110)
   Other                                               -            -            -          3,096       (2,500)          596
                                                 -------      -------        -----       --------      -------      --------
   Net cash used for investing activities              -         (745)           -            731       (2,500)       (2,514)
                                                 -------      -------        -----       --------      -------      --------

Cash Flows from Financing Activities
   Net proceeds from revolving loans                   -            -            -         19,064            -        19,064
   Repayments of long-term debt                        -            -            -         (5,492)           -        (5,492)
   Other, net                                          -       (2,500)           -         (3,173)       2,500        (3,173)
                                                 -------      -------        -----       --------      -------      --------
   Net cash provided by financing activities           -       (2,500)           -         10,399        2,500        10,399
                                                 -------      -------        -----       --------      -------      --------

Net decrease in cash and cash equivalents              -       (3,165)           -          1,191            -        (1,974)

Cash and cash equivalents at
   beginning of period                                 -        4,669            1          1,940            -         6,610
                                                 -------      -------        -----       --------      -------      --------
Cash and cash equivalents at
   end of period                                 $     -      $ 1,504        $   1       $  3,131      $     -      $  4,636
                                                 =======      =======        =====       ========      =======      ========

11.  SUBSEQUENT EVENT

     On August 2, 2005, Foamex L.P. sold its joint venture interest in AS Univa for approximately $0.9 million in cash. The amount received approximated the carrying value of Foamex L.P.'s investment.

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

Recent Developments

     On August 15, 2005, we notified the trustee of our 13 1/2% Senior Subordinated Notes that we would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts us in default under our 13 1/2% Senior Subordinated Note Indenture and also causes us to be in default under our Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     We are in discussions with a majority in amount of our Senior Secured and Senior Subordinated Note holders with the goal of restructuring our balance sheet by converting a substantial portion of our indebtedness into Foamex International's equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, we executed amendments to our Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by our failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit us to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If we commence a Chapter 11 case, the amended facilities will become debtor-in-possession facilities, subject to court approval. The lead lenders under the Senior Secured Credit Facility and Secured Term Loan have also agreed to a commitment for exit financing upon our emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

     Due to the event of default and the fact that the holders of substantially all of our outstanding debt may demand immediate payment, substantially all of our long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

     We continue to evaluate certain operational restructuring opportunities including but not limited to the sale of certain non core assets and other cost savings initiatives which may include operational consolidations and other cost savings opportunities.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 3, 2005 COMPARED TO THE QUARTER ENDED JUNE 27, 2004

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                   (thousands)
Quarter ended July 3, 2005
--------------------------
Net sales                              $148,610     $45,484    $ 89,615       $29,007     $  4,495       $317,211
Income (loss) from operations          $  3,555     $   397    $  5,611       $ 6,288     $(41,611)      $(25,760)
Depreciation and amortization          $  1,832     $ 1,016    $    752       $   575     $  1,340       $  5,515
Income (loss) from operations
   as a percentage of net sales             2.4%        0.9%        6.3%         21.7%        n.m.*          (8.1)%



                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

Quarter ended June 27, 2004
---------------------------
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

* not meaningful

Income from Operations

     Net sales for the quarter ended July 3, 2005 increased 1% to $317.2 million from $314.1 million in the quarter ended June 27, 2004. Higher prices in the Foam Products segment were largely offset by lower volume in all operating segments. Competitive pressures cause us to lose some of our volume, particularly in the commodity portion of our business, whenever selling price increases are implemented. Net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005 were $6.6 million greater in the 2004 quarter than in the 2005 quarter.

     Gross profit was $20.6 million, or 6.5% of net sales, in the quarter ended July 3, 2005 compared to $40.2 million, or 12.8% of net sales, in the 2004 quarter. We have been only partially successful in the timely execution of customer price increases to offset chemical raw material cost increases of approximately 35% since the second quarter of 2004 due to time lags and because of pricing pressures from competitors, particularly in Foam Products.

     Loss from operations for the quarter ended July 3, 2005 was $25.8 million, or 8.1% of net sales, which compared to income from operations of $16.9 million, or 5.4% of net sales, reported in the 2004 period. The $19.6 million decline in gross profit and impairment charges of $24.0 million were the main factors in generating the large operating loss. Restructuring charges were $0.7 million in the 2005 quarter and $1.7 million in the 2004 quarter. Restructuring charges are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the quarter ended July 3, 2005 increased 18% to $148.6 million from $126.1 million in the 2004 period primarily due to increased specialty products volume and higher prices partially offset by lower commodity products volume. Income from operations decreased 71%, to $3.6 million in the quarter ended July 3, 2005 from $12.3 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered and $3.0 million for a specific large customer claim. Income from operations was 2.4% of net sales in 2005, down from 9.8% in 2004.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended July 3, 2005 decreased 15% to $45.5 million from $53.6 million in the 2004 period primarily due to the sale of the rubber and felt businesses on April 29, 2005. Income from operations was $0.4 million in the quarter ended July 3, 2005 compared to $3.4 million in the 2004 period primarily due to higher raw material and manufacturing costs, and lower volume. Income from operations was 0.9% of net sales in 2005 and 6.4% of net sales in 2004.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Automotive Products

     Automotive Products net sales for the quarter ended July 3, 2005 decreased 7% to $89.6 million from $96.6 million in the 2004 period. The decline was due to lower volume from soft industry demand. Income from operations of $5.6 million was down $2.4 million, or 30%, primarily due to lower volume and higher raw material and operating costs. Income from operations was 6.3% of net sales in 2005 compared to 8.3% of net sales in 2004.

     Technical Products

     Technical Products net sales for the quarter ended July 3, 2005 decreased 7% to $29.0 million from $31.3 million in the 2004 period, primarily due to lower volumes including inventory level adjustments by certain large customers partially offset by selling price increases. Income from operations was down 26% to $6.3 million from $8.5 million in the 2004 period primarily as a result of lower volumes of high margin products and higher raw material costs. Income from operations was 21.7% of net sales in 2005 compared to 27.1% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring and impairment charges. The decrease in net sales of 32% associated with this segment resulted from our Mexico City operations. The loss from operations was $41.6 million in 2005, including $24.0 million of impairment charges, and $15.3 million in 2004.

     During the quarter ended July 3, 2005, we recorded restructuring charges of $0.7 million primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business. During the quarter ended June 27, 2004, we recorded $1.7 million in restructuring charges primarily due to a lease termination and asset write offs to close our New York office.

     Gain on Sale of Businesses

     On April 29, 2005, Foamex L.P. sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million has been reflected on the accompanying condensed consolidated statements of operations for the quarter and two quarters ended July 3, 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $20.3 million in the quarter ended July 3, 2005, which represented a 9% increase from the 2004 period expense of $18.6 million reflecting higher average interest rates.

     Other Income (Expense), Net

     Other income, net was $0.2 million for the quarter ended July 3, 2005 compared to other expense, net of $0.7 million for the quarter ended June 27, 2004. The 2004 period included $0.6 million of foreign currency transaction losses.

     Provision (Benefit) for Income Taxes

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JULY 3, 2005 COMPARED TO THE TWO QUARTERS ENDED JUNE 27, 2004

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                   (thousands)
Two quarters ended July 3, 2005
-------------------------------
Net sales                              $304,830     $92,040    $176,770       $62,207     $ 14,034       $649,881
Income (loss) from operations          $ 14,004     $(1,718)   $ 10,460       $15,223     $(53,777)      $(15,808)
Depreciation and amortization          $  3,667     $ 1,618    $  1,491       $ 1,156     $  2,784       $ 10,716
Income (loss) from operations
   as a percentage of net sales             4.6%       (1.9)%       5.9%         24.5%        n.m.*          (2.4)%

Two quarters ended June 27, 2004
--------------------------------
Net sales                              $260,484     $99,694    $190,620       $62,340     $ 14,620       $627,758
Income (loss) from operations          $ 28,612     $ 4,731    $ 13,014       $17,314     $(32,992)      $ 30,679
Depreciation and amortization          $  5,341     $ 1,491    $  1,266       $ 1,391     $  2,721       $ 12,210
Income (loss) from operations
   as a percentage of net sales            11.0%        4.7%        6.8%         27.8%        n.m.*           4.9%

* not meaningful

Income from Operations

     Net sales for the two quarters ended July 3, 2005 increased 4% to $649.9 million from $627.8 million in the two quarters ended July 27, 2004. Higher prices in the Foam Products offset lower volume in all operating segments. Competitive pressures cause us to lose some of our volume, particularly in the commodity portion of our business, whenever selling price increases are implemented. Net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005 were $6.2 million greater in the 2004 period than in the 2005 period.

     Gross profit was $48.3 million, or 7.4% or net sales, in the two quarters ended July 3, 2005 compared to $79.9 million, or 12.7% of net sales, in the 2004 period. We have been only partially successful in the timely execution of customer price increases to offset chemical raw material cost increases of 35% since the first half of 2004 due to time lags and because of pricing pressure from competitors particularly in Foam Products.

     Loss from operations for the two quarters ended July 3, 2005 was $15.8 million, or 2.4% of net sales, compared to income from operations of $30.7 million, or 4.9% of net sales, reported during the 2004 period. The $31.6 million decline in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $7.6 million, or 16%, due principally to lower bad debt expense, professional fees and employee costs. The 2004 period included a $3.7 million charge to bad debt expense as a result of a customer bankruptcy. The 2005 period includes impairment charges of $24.0 million. Results include net restructuring charges of $0.7 million in 2005 and $2.2 million in 2004. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the two quarters ended July 3, 2005 increased 17% to $304.8 million from $260.5 million in the 2004 period primarily due to increased specialty products volume and higher prices partially offset by lower commodity products volume. Income from operations decreased 51% to $14.0 million in the two quarters ended July 3, 2005 from $28.6 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered and $3.0 million for a specific large customer claim. Income from operations was 4.6% of net sales in 2005, down from 11.0% of net sales in 2004.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended July 3, 2005 decreased 8% to $92.0 million from $99.7 million in the 2004 period principally due to the sale of the rubber and felt businesses on April 29, 2005. Loss from operations was $1.7 million in the two quarters ended July 3, 2005 compared to income from operations of $4.7 million in the 2004 period due primarily to higher raw material and manufacturing costs and lower volume. Loss from operations was 1.9% of net sales in 2005 and income from operations was 4.7% of net sales in 2004.

     Automotive Products

     Automotive Products net sales for the two quarters ended July 3, 2005 decreased 7% to $176.8 million from $190.6 million in the 2004 period primarily as a result of soft industry demand. Income from operations of $10.5 million, or 20%, was down $2.6 million compared to the 2004 period primarily due to lower volume and higher raw material costs. Income from operations was 5.9% of net sales in 2005 compared to 6.8% of net sales in 2004.

     Technical Products

     Technical Products net sales for the two quarters ended July 3, 2005 were flat at $62.2 million from $62.3 million in the 2004 period as selling price increases were offset by lower volume including inventory level adjustments by certain large customers. Income from operations decreased 12% to $15.2 million in the 2005 period compared to $17.3 million in the 2004 period primarily due to lower volume of higher margin products and higher raw material costs. Income from operations was 24.5% of net sales in 2005 compared to 27.8% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring and impairment charges. The decrease in net sales of 4% associated with this segment resulted from our Mexico City operations. The loss from operations was $53.8 million in the two quarters ended July 3, 2005, including $24.0 million of impairment charges, and $33.0 million in the two quarters ended June 27, 2004 and included restructuring items discussed below.

     During the two quarters ended July 3, 2005, we recorded restructuring charges of $0.7 million primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business. During the two quarters ended June 27, 2004, we recorded restructuring charges of $2.2 million primarily due to a lease termination and asset write offs to close our New York office.

     Gain on Sale of Businesses

     On April 29, 2005, Foamex L.P. sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million has been reflected on the accompanying condensed consolidated statements of operations for the quarter and two quarters ended July 3, 2005. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $40.3 million in the two quarters ended July 3, 2005, which represented an 8% increase from the 2004 period expense of $37.2 million reflecting higher average interest rates.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $0.8 million for the two quarters ended July 3, 2005 compared to other income, net of $0.3 million for the two quarters ended June 27, 2004. The 2005 period included $0.8 million of fees to lenders in connection with amendments to our credit agreements.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Recent Developments

     On August 15, 2005, we notified the trustee of our 13 1/2% Senior Subordinated Notes that we would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts us in default under our 13 1/2% Senior Subordinated Note Indenture and also causes us to be in default under our Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     We are in discussions with a majority in amount of our Senior Secured and Senior Subordinated Note holders with the goal of restructuring our balance sheet by converting a substantial portion of our indebtedness into Foamex International's equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, we executed amendments to our Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by our failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit us to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If we commence a Chapter 11 case, the amended facilities will become debtor-in-possession facilities, subject to court approval. The lead lenders under the Senior Secured Credit Facility and Secured Term Loan have also agreed to a commitment for exit financing upon our emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

     Due to the event of default and the fact that the holders of substantially all of our outstanding debt may demand immediate payment, substantially all of our long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

     Our liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures and employee benefit plans. Historically, cash flow from our operating activities, cash on hand and periodic borrowings under our credit agreements have been adequate to meet our operating liquidity requirements. However, as discussed in Recent Developments, cash required for debt service (principal and interest payments) will be completely dependent on the

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

outcome of current discussions regarding the restructuring of our debt. In addition, we will continue to explore potential sales of non-strategic assets during this period.

     Total debt and revolving credit borrowings at July 3, 2005 were $744.8 million, down $5.7 million from January 2, 2005. As of August 19, 2005, there were $116.2 million of revolving credit borrowings under the Senior Secured Credit Facility with $37.1 million available for borrowings, including $15.0 million that could be borrowed only with consent of the lenders, and $21.7 million of letters of credit outstanding. Revolving credit borrowings at July 3, 2005 reflect working capital requirements.

     Cash and cash equivalents were $5.1 million at July 3, 2005 compared to $5.3 million at January 2, 2005. We reclassified substantially all of our long-term debt and related debt issuance costs to current as a result of the payment default discussed above. As a result, working capital at July 3, 2005 was a negative $591.0 million compared to working capital at January 2, 2005 of a negative $54.0 million.

     The Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 3, 2005, the weighted average interest rates were 7.21% and 7.04% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007.

     The Secured Term Loan will mature on April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at July 3, 2005 was 15.50%. In addition, a 1.00% facility fee on the initial $80.0 million loan is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.65 for the quarters ended July 3, 2005. Foamex L.P.'s actual fixed charge coverage ratio for this period was 0.60. Compliance with the minimum fixed charge coverage ratio was waived for the quarter ended July 3, 2005 in conjunction with the amendments executed on August 14, 2005. Foamex L.P. is also subject to a maximum annual capital expenditure amount, which is $46.8 million for the year ending January 1, 2006.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million plus accrued and unpaid interest of $3.5 million were due on August 15, 2005. See Recent Developments above.

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

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We contributed $3.4 million to our pension plans contributed during the two quarters ended July 3, 2005. We anticipate pension plan contributions of $7.4 million in 2005 and $12-16 million for 2006 as we will be required to make an accelerated funding contribution for 2006 to comply with requirements for underfunded plans. This estimated range of contributions may change materially depending on the resolution of certain proposed legislation now before the U.S. Congress.

     Cash Flow from Operating Activities

     Cash used for operating activities in the two quarters ended July 3, 2005 was $33.1 million compared to $9.9 million in the two quarters ended June 27, 2004. This is primarily due to the increased loss from operations during the 2005 period along with higher accounts receivable at July 3, 2005 on increased sales. This was partially offset by higher accounts payable used to fund our raw material purchases and other operating costs.

     Cash Flow from Investing Activities

     Investing activities provided $36.0 million for the two quarters ended July 3, 2005. Proceeds from the sale of the rubber and felt businesses were $38.7 million. Cash requirements included capital expenditures of $2.2 million and capitalized software development costs of $0.7 million. In the two quarters ended June 27, 2004, cash used for investing activities was $2.5 million. Cash requirements included capital expenditures of $3.1 million and capitalized software development costs of $1.6 million. These uses were partially offset by proceeds from asset disposals of $2.2 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $3.2 million for the two quarters ended July 3, 2005 and consisted principally of payments of the term loan under the Senior Secured Credit Facility and debt issuance costs partially offset by an increase in cash overdrafts. Cash provided by financing activities was $10.4 for the two quarters ended June 27, 2004 and consisted principally of $19.1 million of revolving credit borrowings partially offset by scheduled payments of the term loan under the Senior Secured Credit Facility and the net proceeds from certain asset sales used to make an additional payment on the Term Loan as required under the facility.

     Contractual Obligations

     During the two quarters  ended July 3, 2005,  except as discussed in Recent
Developments   above,   there  were  no  material  changes  in  our  contractual
obligations outside of the ordinary course of business.

     Off Balance Sheet Financing

     We have no off balance sheet financing arrangements.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of July 3, 2005 was $2.0 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 9 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Market Risk

     We have debt securities with variable interest rates subject to market risk for changes in interest rates. On July 3, 2005, indebtedness with variable interest rates aggregated $235.1 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.4 million.

     The two principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and crude oil and natural gas prices. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies.

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

(b)    Changes in Internal Control over Financial Reporting

     During the quarter ended July 3, 2005, we continued to strengthen our internal controls in the following areas.

     Non-Routine Transactions and Significant Agreements. As previously disclosed, we determined that we did not have adequate controls in place to ensure the proper accounting for non-routine transactions such as the establishment of a valuation allowance on our deferred tax assets and significant agreements. This issue continues to be addressed through further implementation of comprehensive review processes and procedures for non-routine transactions and significant agreements to ensure more robust reviews and proper accounting. We have hired additional personnel in our internal audit function and intend to hire additional personnel in our accounting function.

     We were the subject of an informal inquiry by the SEC relating to our internal controls. On July 11, 2005, we consented to the entry of an order by the SEC requiring us to cease and desist from committing or causing any violations of the books and records, internal control and reporting provisions of the Securities Exchange Act of 1934, as well as quarterly reporting regulations under that act. The order also requires us to undertake a process, with the assistance of a special consultant, to remediate any material weakness or significant deficiency in our internal control over financial reporting identified by us or our auditors. The special consultant has been retained and commenced its work in July 2005. The special consultant will be issuing reports to our Audit Committee and the SEC as required by the order.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.


     Our Chief Accounting Officer resigned to accept another opportunity, effective July 15, 2005. We have hired an Interim Chief Accounting Officer effective July 25, 2005. Other than as described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



                                         FOAMEX L.P.
                                         By:  FMXI, Inc.
                                              Its Managing General Partner


Date:  August 25, 2005                   By:  /s/ K. Douglas Ralph
                                              ----------------------------------
                                              K. Douglas Ralph
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (Duly Authorized Officer)


                                         FOAMEX CAPITAL CORPORATION


Date:  August 25, 2005                   By:  /s/ K. Douglas Ralph
                                              ----------------------------------
                                              K. Douglas Ralph
                                              Executive Vice President and Chief
                                              Financial Officer