Form 10-Q
period 2006-04-02
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2006-06-14
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ___
Accelerated filer ___   Non-accelerated filer   X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     NO  X
    ---    ----

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of June 5, 2006 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters Ended
                April 2, 2006 and April 3, 2005                                                                  3

              Condensed Consolidated Balance Sheets as of April 2, 2006 and
                January 1, 2006                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Quarters Ended
                April 2, 2006 and April 3, 2005                                                                  5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                23

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   30

         Item 4.  Controls and Procedures.                                                                      30

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            31

         Item 6.  Exhibits.                                                                                     31

Signatures                                                                                                      32

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                         Quarters Ended
                                                                    --------------------------
                                                                    April 2,          April 3,
                                                                      2006              2005
                                                                           (thousands)

NET SALES                                                           $365,947          $332,670

COST OF GOODS SOLD                                                   304,831           304,945
                                                                    --------          --------

GROSS PROFIT                                                          61,116            27,725

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          19,749            17,773

GAIN ON SALE OF ASSETS                                                   352                 -

RESTRUCTURING CHARGES                                                  4,797                 -
                                                                    --------          --------

INCOME FROM OPERATIONS                                                36,922             9,952

INTEREST AND DEBT ISSUANCE EXPENSE
   (CONTRACTUAL INTEREST OF $23,037 IN 2006)                         (16,212)          (19,940)

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                            910               331

OTHER INCOME (EXPENSE), NET                                             (537)             (981)

REORGANIZATION ITEMS, NET                                             (4,104)                -
                                                                    --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                                     16,979           (10,638)

BENEFIT FOR INCOME TAXES                                                (868)              (36)
                                                                    --------          --------

NET INCOME (LOSS)                                                   $ 17,847          $(10,602)
                                                                    ========          ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               April 2, 2006     January 1, 2006
ASSETS                                                                         -------------     ---------------
CURRENT ASSETS                                                                            (thousands)
   Cash and cash equivalents                                                   $      6,738          $   7,415
   Accounts receivable, net of allowances of $14,075 and $13,802                    212,907            197,896
   Inventories                                                                      114,422            112,142
   Other current assets                                                              21,164             24,427
                                                                                  ---------          ---------
       Total current assets                                                         355,231            341,880

Property, plant and equipment                                                       359,124            370,212
Less accumulated depreciation                                                      (248,372)          (256,979)
                                                                                  ---------          ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                                110,752            113,233

GOODWILL                                                                             88,791             88,803

DEBT ISSUANCE COSTS, net of accumulated amortization of $8,884
   and $7,205                                                                         4,988              6,667

SOFTWARE COSTS, net of accumulated amortization of $9,133
   and $8,388                                                                         8,958              8,691

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             18,182             17,191

OTHER ASSETS                                                                         25,899             24,852
                                                                                  ---------          ---------
TOTAL ASSETS                                                                      $ 612,801          $ 601,317
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                    $ 109,323          $ 154,566
   Current portion of long-term debt                                                 86,232             86,238
   Accounts payable                                                                  87,640             65,430
   Accrued employee compensation and benefits                                        17,517             14,937
   Accrued interest                                                                   1,892              2,049
   Accrued customer rebates                                                          11,280             11,239
   Cash overdrafts                                                                    7,788              8,554
   Other accrued liabilities                                                         21,152             17,122
                                                                                  ---------          ---------
       Total current liabilities                                                    342,824            360,135

LONG-TERM DEBT                                                                          325                366
ACCRUED EMPLOYEE BENEFITS                                                            18,163             13,724
OTHER LIABILITIES                                                                     6,245              6,109
LIABILITIES SUBJECT TO COMPROMISE                                                   644,525            635,965
                                                                                  ---------          ---------
       Total liabilities                                                          1,012,082          1,016,299

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                                 (334,534)          (352,374)
   Limited partner                                                                        -                  -
   Accumulated other comprehensive loss                                             (55,526)           (53,387)
   Notes receivable from related party                                               (9,221)            (9,221)
                                                                                  ---------          ---------
       Total partners' deficiency                                                  (399,281)          (414,982)
                                                                                  ---------          ---------
TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                        $ 612,801          $ 601,317
                                                                                  =========          =========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                        Quarters Ended
                                                                                   ------------------------
                                                                                   April 2,        April 3,
                                                                                     2006            2005
                                                                                   --------        --------
                                                                                         (thousands)
OPERATING ACTIVITIES
   Net income (loss)                                                               $17,847         $(10,602)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                   4,549            5,201
     Amortization of debt issuance costs, debt premium
       and debt discount                                                             1,679              621
     Other operating activities                                                      2,984              665
     Changes in operating assets and liabilities, net                               24,157          (22,527)
                                                                                   -------          -------
         Net cash provided by (used for) operating activities
           before reorganization items                                              51,216          (26,642)
         Cash used for reorganization items                                         (3,713)               -
                                                                                   -------          -------
         Net cash provided by (used for) operating activities                       47,503          (26,642)
                                                                                   -------          -------

INVESTING ACTIVITIES
   Capital expenditures                                                             (1,337)          (1,137)
   Proceeds from sale of assets                                                        245                3
   Other investing activities                                                       (1,013)            (537)
                                                                                   -------          -------
         Net cash provided by (used for) investing activities                       (2,105)          (1,671)
                                                                                   -------          -------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans, net                              (45,243)          30,065
   Repayments of long-term debt                                                        (66)          (1,794)
   Decrease in cash overdrafts                                                        (766)             (68)
   Other                                                                                 -              (93)
                                                                                   -------          -------
         Net cash provided by (used for) financing activities                      (46,075)          28,110
                                                                                   -------          -------

Net decrease in cash and cash equivalents                                             (677)            (203)

Cash and cash equivalents at beginning of period                                     7,415            5,347
                                                                                   -------          -------

Cash and cash equivalents at end of period                                         $ 6,738          $ 5,144
                                                                                   =======          =======

Supplemental Information:
   Cash paid for interest                                                          $ 5,780          $26,505
                                                                                   =======          =======

   Cash paid (refunded) for income taxes, net                                      $    (4)         $    86
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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Bankruptcy

     On September 19, 2005 (the "Petition Date"), Foamex International Inc. ("Foamex International") and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary, (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Lyondell Chemical Corporation, Shell Chemicals L.P., Steel Partners II, L.P. and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted Foamex L.P. various first day motions for relief designed to stabilize Foamex L.P.'s operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize Foamex L.P.'s existing cash management systems; continue Foamex L.P.'s customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and, access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex International, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex International, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million,  were paid in December 2005 and  additional  amounts  aggregating  $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

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

     The uncertainty regarding Foamex L.P.'s future prospects may hinder Foamex L.P.'s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of Foamex L.P. to attract and retain key employees; limiting

Foamex L.P.'s ability to obtain trade credit; impairing present and future relationships with vendors and service providers; and impairing Foamex L.P.'s ability to continue to operate as a going concern.

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

     To exit Chapter 11, Foamex L.P. must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, Foamex L.P. filed a Disclosure Statement and Proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan was designed to complete a financial restructuring of Foamex L.P. which would result in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex International, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. The Plan was supported by an ad hoc committee of Foamex L.P.'s Senior Secured Noteholders comprising more than 50% of the outstanding principal amount of Senior Secured Notes.

     It is likely that Foamex L.P. will need to modify the plan that is currently on file with the Bankruptcy Court. The Bankruptcy Court has approved an extension of the period for Foamex L.P. to have the exclusive right to file a plan of reorganization through June 16, 2006. Foamex L.P. is in the process of revising Foamex L.P.'s business plan in light of its recent improved financial performance. When the revised business plan is completed, Foamex L.P. will consider appropriate modifications to the Plan of Reorganization and will discuss any necessary modifications with its significant creditor and other constituencies. On May 30, 2006, Foamex L.P. filed a motion with the Bankruptcy Court seeking to extend its exclusive right to file a plan of reorganization through September 14, 2006. A hearing before the Bankruptcy Court to consider this motion is scheduled for June 15, 2006. Foamex L.P. has adjusted the amortization period for debt issuance and other costs associated with the bankruptcy cases to reflect a later projected Chapter 11 exit date.

     On May 3, 2006, the Bankruptcy Court entered an order establishing certain notification and hearing procedures that must be satisfied before certain transactions in Foamex International's equity securities can be deemed effective. Under certain circumstances, acquisitions of common stock by persons who would hold more than 5% of Foamex International's common stock may create an ownership change, as defined under the U. S. tax code, which could limit Foamex International's future utilization of its net operating loss carryforwards ("NOLs"). These procedures will enable Foamex International to monitor transactions in its common stock and, if necessary, to prevent such transactions from impairing the value of Foamex International's NOLs.

     On May 9, 2006, D. E. Shaw Laminar Portfolios, L.L.C. ("D. E. Shaw"), the owners of 3,388,426 shares of Foamex International's common stock and 15,000 shares of Foamex International's preferred stock, filed a motion with the Bankruptcy Court seeking the appointment of an official committee of equity security holders in the Debtor's chapter 11 cases. D. E. Shaw's request to appoint an official committee originally was made to the office of the United States Trustee for the District of Delaware; the United States Trustee's office denied D. E. Shaw's request. A hearing before the Bankruptcy Court to consider
D. E. Shaw's motion to appoint an official committee of equity security holders is scheduled for June 27, 2006.

     Subsequent to the bankruptcy filing date, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") applies to the Debtors' financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   BANKRUPTCY AND BASIS OF PRESENTATION (continued)

events that are directly associated with the reorganization from the ongoing operations of the business. A confirmed plan of reorganization could result in material changes in the amounts reported in Foamex L.P.'s consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

Organization

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. Foamex L.P.'s operations are conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). Financial information concerning the business segments of Foamex L.P. is included in Note 9.

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in Foamex L.P.'s 2005 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of January 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Adoption of New Accounting Pronouncement

     Foamex L.P. adopted statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" in the 2006 first quarter with no significant impact on Foamex L.P.'s Financial Statements.

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

Reclassifications

     Certain amounts from the prior period have been reclassified to conform with the current presentation.

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

     Liabilities subject to compromise at April 2, 2006 and January 1, 2006 consist of the following:

                                                         April 2,     January 1,
                                                           2006         2006
                                                         --------     ----------
     Debt:                                                    (thousands)
       10 3/4% Senior Secured Notes                      $300,000      $300,000
       9 7/8% Senior Subordinated Notes                   148,500       148,500
       13 1/2% Senior Subordinated Notes                   51,585        51,585
       Other debt                                             850           850
                                                         --------      --------
     Total debt                                           500,935       500,935
     Employee benefit plans                                55,897        56,060
     Accounts payable                                      36,873        37,395
     Accrued interest on debt subject to compromise        42,111        33,201
     Accrued liabilities and other                          8,709         8,374
                                                         --------      --------
                                                         $644,525      $635,965
                                                         ========      ========

     The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy cases. In addition, the Debtors have made certain adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarter ended April 2, 2006 and consist of the following:

                                                                 (thousands)
     Professional fees associated with bankruptcy                   $(4,121)
     Net gain on rejected leases and other contracts                     17
                                                                    -------
                                                                    $(4,104)
                                                                    =======

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of September 19, 2005. On October 24, 2005, the Debtors mailed proof of claim forms to, among others, current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claim amounts or priorities set forth on the Debtors' schedules, the recipient must have filed a proof of claim in a different amount or priority with the Debtors' claim agent, Bankruptcy Services, LLC. Differences between the amounts and/or priorities scheduled by the Debtors and claims filed by creditors have been and will continue to be investigated and resolved as part of the bankruptcy proceedings. If necessary, the Bankruptcy Court ultimately will determine liability amounts and priorities that will be allowed for these claims. The resolution of such claims could result in a material adjustment to Foamex L.P.'s financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   DEBTORS' FINANCIAL STATEMENTS

     Foamex L.P.'s bankruptcy filing included Foamex L.P. and certain of its domestic subsidiaries, and excluded subsidiaries in Mexico and Canada. Presented below are the condensed combined financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of Foamex L.P., which are eliminated in Foamex L.P.'s consolidated financial statements.

                   Debtors' Condensed Combined Balance Sheets
                             (thousands - unaudited)

                                                                  April 2,     January 1,
                                                                    2006          2006
                                                                  --------     ----------
     ASSETS
     Current Assets:
       Cash and cash equivalents                                  $  3,223     $   4,836
       Accounts receivable, net                                    200,255       184,608
       Inventories                                                 107,565       105,903
       Other current assets                                         22,948        27,103
                                                                  --------     ---------
           Total current assets                                    333,991       322,450

     Property, plant and equipment, net                             97,936        99,830
     Other assets, net                                             164,035       166,750
                                                                  --------     ---------
     Total assets                                                 $595,962     $ 589,030
                                                                  ========     =========

     LIABILITIES AND PARTNERS' DEFICIENCY
     Current Liabilities Not Subject to Compromise:
       Current maturities of long-term debt and
           revolving credit borrowings                            $195,531     $ 240,780
       Accounts payable                                             80,551        58,800
       Accrued liabilities                                          50,302        48,374
                                                                  --------     ---------
           Total current liabilities                               326,384       347,954

     Liabilities subject to compromise                             644,525       635,965

     Non-Current Liabilities Not Subject to Compromise:
       Long-term debt, net of current maturities                       307           340
       Other noncurrent liabilities                                 24,027        19,753
                                                                  --------     ---------
           Total liabilities                                       995,243     1,004,012

     Total partners' deficiency                                   (399,281)     (414,982)
                                                                  --------     ---------
     Total liabilities and partners' deficiency                   $595,962     $ 589,030
                                                                  ========     =========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   DEBTORS' FINANCIAL STATEMENTS (continued)

               Debtors' Condensed Combined Statement of Operations
                           Quarter Ended April 2, 2006
                             (thousands - unaudited)

     Net sales                                                      $348,126
     Cost of goods sold                                              288,912
                                                                    --------
       Gross profit                                                   59,214
     Selling, general and administrative expenses                     18,248
     Restructuring charges and other                                     318
                                                                    --------
       Income from operations                                         40,648
     Interest and debt issuance expense                              (16,201)
     Reorganization items, net                                        (4,070)
     Other                                                                23
                                                                    --------
       Income before income taxes and
           equity in loss of non-debtor subsidiaries                  20,400
     Provision for income taxes                                            -
                                                                    --------
       Income before equity in loss of non-debtor subsidiaries        20,400
     Equity in loss of non-debtor subsidiaries                        (2,553)
                                                                    --------
     Net income                                                     $ 17,847
                                                                    ========

               Debtors' Condensed Combined Statement of Cash Flows
                           Quarter Ended April 2, 2006
                             (thousands - unaudited)

     OPERATING ACTIVITIES:
     Net income                                                     $ 17,847
     Adjustments required to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                   3,945
       Reorganization items                                            4,320
       Change in working capital and other operating items            20,449
                                                                    --------
        Net cash provided by operating activities                     46,561
                                                                    --------

     INVESTING ACTIVITIES:
     Capital expenditures                                             (1,321)
     Proceeds from sales of assets                                       245
     Other                                                            (1,013)
                                                                    --------
        Net cash used for investing activities                        (2,089)
                                                                    --------

     FINANCING ACTIVITIES:
     Repayments of revolving loans                                   (45,243)
     Other                                                              (842)
                                                                    --------
        Net cash used for financing activities                       (46,085)
                                                                    --------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1,613)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    4,836
                                                                    --------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  3,223
                                                                    ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter ended April 2, 2006:

                                                  Plant Closure      Personnel
                                      Total         and Leases       Reductions
                                                   (millions)
     Balance at January 2, 2006        $1.0           $0.6             $0.4
     Restructuring charges              4.8            0.4              4.4
     Cash spending                     (0.7)          (0.4)            (0.3)
                                       ----           ----             ----
     Balance at April 2, 2006          $5.1           $0.6             $4.5
                                       ====           ====             ====

     Restructuring charges include $4.1 million relating to the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada. The provision includes severance required for a total workforce of approximately 177 employees. The closure is expected to be substantially complete by the end of the second quarter.

     The restructuring charges also include $0.3 million of severance for 78 employees at Foamex L.P.'s foam pouring facility in Orlando, Florida where foam production is expected to cease in the second quarter. The remaining restructuring charge of $0.4 million relates to facilities that produced consumer products.

     Approximately $1.0 million to $1.5 million of additional plant closure and clean up costs are expected to be recorded as incurred in the second and third quarters of 2006 relating to the Toronto and Orlando closures.

5.   INVENTORIES

     The components of inventories are listed below.

                                            April 2,            January 1,
                                              2006                 2006
                                            --------            ----------
                                                     (thousands)
     Raw materials and supplies             $ 75,018             $ 74,886
     Work-in-process                          23,562               22,657
     Finished goods                           15,842               14,599
                                            --------             --------
       Total                                $114,422             $112,142
                                            ========             ========

6.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                               April 2,             January 1,
                                                 2006                  2006
                                              ---------             ----------
                                                       (thousands)
     Revolving credit borrowings (1)          $109,323              $154,566
                                              ========              ========

     DIP Term Loan (1)                        $ 80,000              $ 80,000
     Industrial revenue bonds (2)                6,000                 6,000
     Other                                         557                   604
                                              --------              --------
                                                86,557                86,604
     Less current portion                       86,232                86,238
                                              --------              --------
     Long-term debt                           $    325              $    366
                                              ========              ========

(1) Debt of Foamex L.P., guaranteed by Foamex International, FMXI, Inc. and Foamex Canada.
(2)  Debt of Foamex L.P.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At April 2, 2006 and January 1, 2006, Foamex L.P. had total available borrowings of $109.7 million and $53.6 million, respectively, and letters of credit outstanding of $18.2 million under the facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 2, 2006 and January 1, 2006, the weighted average interest rates on borrowings were 7.84% and 7.42%, respectively. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that Foamex L.P. emerges from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon Foamex L.P.'s emergence from Chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At April 2, 2006 and January 1, 2006, the weighted average interest rates were 14.63% and 14.29%, respectively. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that Foamex L.P. emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon Foamex L.P.'s emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

Industrial Revenue Bond ("IRB")

     IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At April 2, 2006 and January 1, 2006, the interest rates were 3.26% and 3.63%, respectively, on the bond. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB has been classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.7 million at April 2, 2006 and by a letter of credit in the amount of $6.3 million.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Debt Covenants

     The DIP  Revolving  Credit  Facility  and  the  DIP  Term  Loan  (the  "DIP
Facilities") contain certain covenants that limit, among other things, the ability of Foamex L.P.'s subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, as of April 12, 2006, Foamex L.P. was able to distribute funds to its partners only to the extent to enable its partners to meet tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and Foamex International's normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, Foamex L.P. is subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. Foamex L.P. is in compliance with the EBITDA, cumulative net cash flow and capital expenditure covenants for the six months ended April 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

Maturities

     Scheduled maturities of revolving credit borrowings and long-term debt as of April 2, 2006 are shown below (thousands):

     2006                                            $    181
     2007                                             189,552
     2008                                                 147
     2009                                                   -
     2010                                                   -
     Thereafter                                         6,000
                                                     --------
     Total                                           $195,880
                                                     ========

     The following debt issues were reclassified as liabilities subject to compromise in the condensed consolidated balance sheets as of April 2, 2006 and January 1, 2006:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the DIP Revolving Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The Issuers did not remit the interest payments due October 3, 2005 and April 3, 2006, but have continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "Notes") were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. The Issuers do not presently intend to make any future payments on the Notes and in conjunction with the payment default on the 13 1/2% Senior Subordinated Notes discussed below, the Issuers are in default under the Notes. In accordance with SOP 90-7, the Issuers have not accrued interest on the Notes of $8.5 million from the date of the bankruptcy filing through April 2, 2006.

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. In accordance with SOP 90-7, the Issuers have not accrued interest on the 13 1/2% Senior Subordinated Notes of $4.3 million from the date of the bankruptcy filing through April 2, 2006. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

7.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                           Quarters Ended
                                                     --------------------------
                                                     April 2,          April 3,
                                                       2006              2005
                                                     --------          --------
                                                             (thousands)
     Service cost                                    $1,444            $1,342
     Interest cost                                    2,066             1,942
     Expected return on plan assets                  (2,137)           (1,956)
     Amortization of transition assets                  (23)              (19)
     Amortization of prior service benefit              (20)              (28)
     Amortization of net loss                           783               792
                                                     ------            ------
     Net periodic pension benefit cost               $2,113            $2,073
                                                     ======            ======

     Foamex L.P. anticipates pension plan contributions of $16.0 million for fiscal 2006. During the quarter ended April 2, 2006, Foamex L.P. contributed $2.1 million and there has been no change in estimated contributions for fiscal 2006. Actuarial valuations are in process for fiscal 2006 that will determine the actual contribution requirements and net periodic pension benefit cost. The U.S. plan liability is a contingent general unsecured claim and could be compromised with the Pension Benefit Guaranty Corporation ("PBGC") in the Chapter 11 process. However, it is Foamex L.P.'s intent in its proposed Plan of Reorganization to honor its current accrued benefit obligation and not to revert any of the obligation back to the PBGC. The PBGC is a member of the Creditors Committee in the Bankruptcy cases.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


8.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                           Quarters Ended
                                                     -------------------------
                                                     April 2,         April 3,
                                                       2006             2005
                                                     -------          --------
                                                            (thousands)
     Net income (loss)                               $17,847          $(10,602)
     Minimum pension adjustment                       (2,532)                -
     Foreign currency translation adjustments            393              (251)
                                                     -------          --------
     Total comprehensive income (loss)               $15,708          $(10,853)
                                                     =======          ========

9.   SEGMENT RESULTS

     Foam Products manufactures and markets cushioning foams for bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table below for the Automotive Products and Other Segments for the quarter ended April 3, 2005 has been adjusted for comparative purposes.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ---------    ---------      ---------
                                                                   (thousands)
Quarter ended April 2, 2006
---------------------------
Net sales                              $173,734    $42,474       $111,101      $38,599     $     39       $365,947
Income (loss) from operations          $ 38,868    $(2,279)      $  8,305      $10,207     $(18,179)      $ 36,922
Depreciation and amortization          $  1,732    $   239       $    909      $   587     $  1,082       $  4,549

Quarter ended April 3, 2005
---------------------------
Net sales                              $156,220    $46,556       $ 96,481      $33,200     $    213       $332,670
Income (loss) from operations          $ 10,449    $(2,115)      $  4,467      $ 8,935     $(11,784)      $  9,952
Depreciation and amortization          $  1,835    $   602       $  1,122      $   581     $  1,061       $  5,201

10.  COMMITMENTS AND CONTINGENCIES

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

     As a consequence of the Filing, all pending litigation against the Debtors was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on prepetition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  COMMITMENTS AND CONTINGENCIES (continued)

Debtors may reject or assume prepetition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

     As of April 2, 2006, Foamex L.P. had accrued approximately $0.8 million for litigation and other legal matters in addition to the environmental matters discussed below. Litigation claims are liabilities subject to compromise that are capable of being treated as general unsecured claims under the Plan.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of April 2, 2006, Foamex L.P. had accruals of approximately $2.1 million for environmental matters, including approximately $1.9 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where Foamex L.P. has been designated as a Potentially Responsible Party or "PRP" and other matters. The PRP sites are liabilities subject to compromise and Foamex L.P. believes they will be treated as general unsecured claims under the Plan. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

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

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of April 2, 2006 and January 1, 2006 and the condensed consolidating statements of operations and cash flows for the quarters ended April 2, 2006 and April 3, 2005 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet Cushion LLC, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                      Condensed Consolidating Balance Sheet
                               As of April 2, 2006

                                                                    Foamex
                                                                    Capital     Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)   Eliminations    Foamex L.P.
                                     ----------   -------------   -----------   ----------- ------------   ------------
Assets                                                            (thousands of dollars)
   Current assets                     $     -         $27,453       $    1      $333,991      $ (6,214)    $  355,231
   Investment in subsidiaries           2,990               -            -        29,521       (32,511)             -
   Property, plant and equipment, net       -          12,817            -        97,935             -        110,752
   Goodwill                                 -           2,599            -        86,192             -         88,791
   Debt issuance costs                      -               -            -         4,988             -          4,988
   Other assets                        18,182           2,588            -        41,319        (9,050)        53,039
                                      -------         -------       ------      --------      --------     ----------
     Total assets                     $21,172         $45,457       $    1      $593,946      $(47,775)    $  612,801
                                      =======         =======       ======      ========      ========     ==========

Liabilities and Partners' Deficiency
   Current liabilities                $ 1,139         $22,679       $    -      $325,220      $ (6,214)    $  342,824
   Long-term debt                       4,200           4,868            -           307        (9,050)           325
   Liabilities subject to compromise      851               -            -       643,674             -        644,525
   Other liabilities                        -             382            -        24,026             -         24,408
                                      -------         -------       ------      --------      --------     ----------
     Total liabilities                  6,190          27,929            -       993,227       (15,264)     1,012,082
   Partners' deficiency                14,982          17,528            1      (399,281)      (32,511)      (399,281)
                                      -------         -------       ------      --------      --------     ----------
     Total liabilities and partners'
       deficiency                     $21,172         $45,457       $    1      $593,946      $(47,775)    $  612,801
                                      =======         =======       ======      ========      ========     ==========

                      Condensed Consolidating Balance Sheet
                              As of January 1, 2006

                                                                    Foamex
                                                                    Capital     Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)   Eliminations    Foamex L.P.
                                     ----------   -------------   -----------   ----------- ------------   ------------
Assets                                                            (thousands of dollars)
   Current assets                     $     -         $25,575       $    1     $ 322,448      $ (6,144)    $ 341,880
   Investment in subsidiaries           2,870               -            -        31,706       (34,576)            -
   Property, plant and equipment, net       -          13,403            -        99,830             -       113,233
   Goodwill                                 -           2,611            -        86,192             -        88,803
   Debt issuance costs                      -               -            -         6,667             -         6,667
   Other assets                        17,191           2,312            -        40,281        (9,050)       50,734
                                      -------         -------       ------     ---------      --------     ----------
     Total assets                     $20,061         $43,901       $    1     $ 587,124      $(49,770)    $ 601,317
                                      =======         =======       ======     =========      ========     ==========

Liabilities and Partners' Deficiency
   Current liabilities                $ 1,057         $18,323        $   -     $ 346,899      $ (6,144)    $ 360,135
   Long-term debt                       4,200           4,876            -           340        (9,050)          366
   Liabilities subject to compromise      851               -            -       635,114             -       635,965
   Other liabilities                        -              80            -        19,753             -        19,833
                                      -------         -------       ------     ---------      --------     ----------
     Total liabilities                  6,108          23,279            -     1,002,106       (15,194)    1,016,299
   Partners' deficiency                13,953          20,622            1      (414,982)      (34,576)     (414,982)
                                      -------         -------       ------     ---------      --------     ----------
     Total liabilities and partners'
       deficiency                     $20,061         $43,901       $    1     $ 587,124      $(49,770)    $ 601,317
                                      =======         =======       ======     =========      ========     ==========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended April 2, 2006

                                                                    Foamex
                                                                    Capital     Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)   Eliminations    Foamex L.P.
                                     ----------   -------------   -----------   ----------- ------------   ------------
                                                                 (thousands of dollars)
Net sales                               $  -         $24,765          $  -      $348,126     $(6,944)       $365,947

Cost of goods sold                         -          22,863             -       288,912      (6,944)        304,831
                                        ----         -------          ----      --------     -------        --------

   Gross profit                            -           1,902             -        59,214           -          61,116

Selling, general and administrative
   expenses                                -           1,500             -        18,249           -          19,749

Restructuring charges and other            -           4,127             -           318           -           4,445
                                        ----         -------          ----      --------     -------        --------

Income from operations                     -          (3,725)            -        40,647           -          36,922

Interest and debt issuance expense       (81)           (126)            -       (16,201)        196         (16,212)

Equity in undistributed earnings
   of affiliates                         616               -             -        (2,552)      2,846             910

Other income (expense), net               81            (479)            -        (4,047)       (196)         (4,641)
                                        ----         -------          ----      --------     -------        --------

Income before income taxes               616          (4,330)            -        17,847       2,846          16,979

Benefit for income taxes                   -            (868)            -             -           -            (868)
                                        ----         -------          ----      --------     -------        --------

Net income                              $616         $(3,462)         $  -      $ 17,847     $ 2,846        $ 17,847
                                        ====         =======          ====      ========     =======        ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended April 3, 2005

                                                                    Foamex
                                                                    Capital     Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)   Eliminations    Foamex L.P.
                                     ----------   -------------   -----------   ----------- ------------   ------------
                                                                 (thousands of dollars)
Net sales                              $   -         $28,493          $  -      $310,427     $(6,250)       $332,670

Cost of goods sold                         -          27,887             -       283,308      (6,250)        304,945
                                       -----         -------          ----      --------     -------        --------

   Gross profit                            -             606             -        27,119           -          27,725

Selling, general and administrative
   expenses                                -           1,554             -        16,219           -          17,773

Restructuring charges                      -               -             -             -          -                -
                                       -----         -------          ----      --------     -------        --------

Income from operations                     -            (948)            -        10,900           -           9,952

Interest and debt issuance expense       (71)            (89)            -       (19,929)        149         (19,940)

Equity in undistributed earnings
   of affiliates                        (433)              -             -          (623)      1,387             331

Other expense, net                        59              59             -          (950)       (149)           (981)
                                       -----         -------          ----      --------     -------        --------

Loss before income taxes                (445)           (978)            -       (10,602)      1,387         (10,638)

Benefit for income taxes                   -             (36)            -             -          -             (36)
                                       -----         -------          ----      --------     -------        --------

Net loss                               $(445)        $  (942)         $  -      $(10,602)    $ 1,387        $(10,602)
                                       =====         =======          ====      ========     =======        ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                       For the quarter ended April 2, 2006

                                                                       Foamex
                                                                       Capital     Foamex L.P.                Consolidated
                                        Guarantors   Nonguarantors   Corporation    (Parent)   Eliminations    Foamex L.P.
                                        ----------   -------------   -----------   ----------- ------------   ------------
                                                                   (thousands of dollars)
Cash Flows from Operating Activities
   Net income                              $616          $(3,462)       $  -         $17,847      $ 2,846        $17,847
   Total adjustments to reconcile net
     income to net cash provided
     by operating activities               (616)           4,414           -          28,704       (2,846)        29,656
                                           ----          -------        ----         -------      -------        -------
   Net cash provided by operating
     activities                               -              952           -          46,551            -         47,503
                                           ----          -------        ----         -------      -------        -------

Cash Flows from Investing Activities
   Capital expenditures                       -              (16)          -          (1,321)           -         (1,337)
   Other                                      -                -           -            (768)           -           (768)
                                           ----          -------        ----         -------      -------        -------
   Net cash used for investing activities     -              (16)          -          (2,089)           -         (2,105)
                                           ----          -------        ----         -------      -------        -------

Cash Flows from Financing Activities
   Repayments of revolving loans              -                -           -         (45,243)           -        (45,243)
   Repayments of long-term debt               -                -           -             (66)           -            (66)
   Other, net                                 -                -           -            (766)           -           (766)
                                           ----          -------        ----         -------      -------        -------
   Net cash used for financing activities     -                -           -         (46,075)           -        (46,075)
                                           ----          -------        ----         -------      -------        -------

Net decrease in cash and
   cash equivalents                           -              936           -          (1,613)           -           (677)

Cash and cash equivalents at
   beginning of period                        -            2,579           1           4,835            -          7,415
                                           ----          -------        ----         -------      -------        -------

Cash and cash equivalents at
   end of period                           $  -          $ 3,515        $  1         $ 3,222      $     -        $ 6,738
                                           ====          =======        ====         =======      =======        =======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                       For the quarter ended April 3, 2005

                                                                       Foamex
                                                                       Capital     Foamex L.P.                Consolidated
                                        Guarantors   Nonguarantors   Corporation    (Parent)   Eliminations    Foamex L.P.
                                        ----------   -------------   -----------   ----------- ------------   ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                $(445)       $(1,403)         $  -       $(10,602)     $ 1,848       $(10,602)
   Total adjustments to reconcile net
     loss to net cash used for
     operating activities                    445          1,249             -        (15,886)      (1,848)       (16,040)
                                           -----        -------          ----       --------      -------       --------
   Net cash used for operating activities      -           (154)            -        (26,488)           -        (26,642)
                                           -----        -------          ----       --------      -------       --------

Cash Flows from Investing Activities
   Capital expenditures                        -            (35)            -         (1,463)         361         (1,137)
   Other                                       -            361             -           (534)        (361)          (534)
                                           -----        -------          ----       --------      -------       --------
   Net cash used for investing activities      -            326             -         (1,997)           -         (1,671)
                                           -----        -------          ----       --------      -------       --------

Cash Flows from Financing Activities
   Proceeds from revolving loans               -              -             -         30,065            -         30,065
   Repayments of long-term debt                -              -             -         (1,794)           -         (1,794)
   Other, net                                  -              -             -           (161)           -           (161)
                                           -----        -------          ----       --------      -------       --------
   Net cash provided by financing
      activities                               -              -             -         28,110            -         28,110
                                           -----        -------          ----       --------      -------       --------

Net decrease in cash and
   cash equivalents                            -            172             -           (375)           -           (203)

Cash and cash equivalents at
   beginning of period                         -          2,200             1          3,146            -          5,347
                                           -----        -------          ----       --------      -------       --------
Cash and cash equivalents at
   end of period                           $   -        $ 2,372          $  1       $  2,771      $     -       $  5,144
                                           =====        =======          ====       ========      =======       ========

12.  SUBSEQUENT EVENTS

     Foamex L.P. has executed an amendment to its DIP Term Loan effective May 12, 2006. The amendment decreases the interest applicable to the loan by reducing the margin over the Base Rate from 8.00% to 3.375% and reducing the margin over the LIBOR rate from 10.00% to 5.375%. In addition, the amendment modifies certain minimum amounts under existing covenants and imposes a leverage ratio covenant. The amendment has been consented to by the lenders under the DIP Revolving Credit Facility.

     On June 8, 2006, Foamex L.P. announced the resignation of its President and Chief Executive Officer by mutual agreement with the Board of Directors of Foamex International. The Chairman of the Board of Foamex International will serve as Interim President and Chief Executive Officer while a search for a new President and Chief Executive Officer is conducted.

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

Bankruptcy

     On September 19, 2005 (the "Petition Date"), we and certain of our domestic subsidiaries (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     We continue to operate our business and manage our property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Lyondell Chemical Corporation, Shell Chemicals L.P., Steel Partners II, L.P. and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted various first day motions for relief designed to stabilize our operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize our existing cash management systems; continue our customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and, access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex International, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex International, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million,  were paid in December 2005 and  additional  amounts  aggregating  $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

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

     To exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, we filed a Disclosure Statement and Proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan was designed to complete a financial restructuring which would result in a reduction of approximately $500 million of total debt from prepetition amounts largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. The Plan was supported by an ad hoc committee of our Senior Secured Noteholders comprising more than 50% of the outstanding principal amount of Senior Secured Notes.

     It is likely that we will need to modify the plan that is currently on file with the Bankruptcy Court. The Bankruptcy Court has approved an extension of the period for us to have the exclusive right to file a plan of reorganization through June 16, 2006. We are in the process of revising our business plan in light of our recent improved financial performance. Once the revised business plan is completed, we will consider appropriate modifications to the Plan of Reorganization and will discuss any necessary modifications with the significant creditor and other constituencies. On May 30, 2006, we filed a motion with the Bankruptcy Court seeking to extend our exclusive right to file a plan of reorganization through September 14, 2006. A hearing before the Bankruptcy Court to consider this motion is scheduled for June 15, 2006. We have adjusted the amortization period for debt issuance and other costs associated with the bankruptcy cases to reflect a later projected Chapter 11 exit date.

     On May 3, 2006, the Bankruptcy Court entered an order establishing certain notification and hearing procedures that must be satisfied before certain transactions in Foamex International's equity securities can be deemed effective. Under certain circumstances, acquisitions of common stock by persons who would hold more than 5% of Foamex International's common stock may create an ownership change, as defined under U. S. tax code, which could limit Foamex International's future utilization of net operating loss carryforwards ("NOLs"). These procedures will enable Foamex International to monitor transactions in its common stock and, if necessary, to prevent such transactions to preserve the value of its NOLs.

     On May 9, 2006, D. E. Shaw Laminar Portfolios, L.L.C. ("D. E. Shaw"), the owner of 3,388,426 shares of Foamex International's common stock and 15,000 shares of Foamex International's preferred stock, filed a motion with the Bankruptcy Court seeking the appointment of an official committee of equity security holders in the Debtor's chapter 11 cases. D. E. Shaw's request to appoint an official committee originally was made to the office of the United States Trustee for the District of Delaware; the United States Trustee's office denied D. E. Shaw's request. A hearing before the Bankruptcy Court to consider
D. E. Shaw's motion to appoint an official committee of equity security holders is scheduled for June 27, 2006.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 2, 2006 COMPARED TO THE QUARTER ENDED APRIL 3, 2005

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ---------    --------       --------
                                                                   (thousands)
Quarter ended April 2, 2006
---------------------------
Net sales                              $173,734    $42,474       $111,101      $38,599     $     39       $365,947
Income (loss) from operations          $ 38,868    $(2,279)      $  8,305      $10,207     $(18,179)      $ 36,922
Depreciation and amortization          $  1,732    $   239       $    909      $   587     $  1,082       $  4,549
Income (loss) from operations
   as a percentage of net sales            22.4%      (5.4)%          7.5%        26.4%       n.m.*           10.1%

Quarter ended April 3, 2005
---------------------------
Net sales                              $156,220    $46,556       $ 96,481      $33,200     $    213       $332,670
Income (loss) from operations          $ 10,449    $(2,115)      $  4,467      $ 8,935     $(11,784)      $  9,952
Depreciation and amortization          $  1,835    $   602       $  1,122      $   581     $  1,061       $  5,201
Income (loss) from operations
   as a percentage of net sales             6.7%      (4.5%)          4.6%        26.9%       n.m.*            3.0%


* not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the quarter ended April 3, 2005 has been adjusted for comparative purposes.

Income from Operations

     Net sales for the quarter ended April 2, 2006 increased 10% to $365.9 million from $332.7 million in the quarter ended April 3, 2005. The increase was attributable to higher net sales in the Foam Products, Automotive Products and Technical Products segments primarily as a result of higher selling prices, partially offset by lower net sales in the Carpet Cushion Products segment.

     Gross profit was $61.1 million, or 16.7% of net sales, in the quarter ended April 2, 2006 compared to $27.7 million, or 8.3% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs of more than 50% since the quarter ended April 3, 2005.

     Income from operations for the quarter ended April 2, 2006 was $36.9 million, or 10.1% of net sales, a $26.9 million increase from $10.0 million, or 3.0% of net sales, reported during the 2005 period. The $33.4 million increase in gross profit was partially offset by higher selling, general and administrative expenses which increased by $2.0 million, or 11%, due principally to higher benefit costs including the KERP and stock option charges upon adoption of SFAS No. 123R and severance for a senior executive. Restructuring charges were $4.8 million in 2006 as we announced the closing of two manufacturing facilities including a foam pouring facility, located in Toronto, Canada and the closure of a foam pouring facility in Orlando, Florida.

     Foam Products

     Foam Products net sales for the quarter ended April 2, 2006 increased 11% to $173.7 million from $156.2 million in the 2005 period primarily due to average selling price increases of more than 50%, partially offset by a 27% decrease in overall volume. Income from operations increased $28.5 million, to $38.9 million in the quarter ended April 2, 2006 from $10.4 million in the 2005 period principally as a result of selling price increases partially

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

offset by raw material costs that have increased more than 50% from the 2005 period and lower volumes. Income from operations was 22.4% of net sales in 2006, up from 6.7% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended April 2, 2006 decreased 9% to $42.5 million from $46.6 million in the 2005 period as the 2005 period included $9.7 million of sales from our rubber and felt carpet cushion businesses which were sold on April 29, 2005. Loss from operations was $2.3 million in the quarter ended April 2, 2006 compared to $2.1 million in the 2005 period as the reduced sales volume and higher material and overhead costs more than offset selling price increases. Loss from operations was 5.4% of net sales in 2006 and 4.5% of net sales in 2005.

     Automotive Products

     Automotive Products net sales for the quarter ended April 2, 2006 increased 15% to $111.1 million from $96.5 million in the 2005 period as a result of revenues from new customers and increased selling prices. Income from operations increased $3.8 million to $8.3 million primarily due to higher selling prices that offset raw material cost increases incurred since the beginning of 2005. Income from operations represented 7.5% of net sales in 2006 and 4.6% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the quarter ended April 2, 2006 increased 16% to $38.6 million from $33.2 million in the 2005 period, primarily due to higher selling prices. Income from operations increased $1.3 million to $10.2 million in 2006 compared to $8.9 million in 2005 as the sales increase was partially offset by higher material costs. Income from operations represented 26.4% of net sales in 2006 compared to 26.9% of net sales in 2005.

     Other

     Other primarily consists of corporate expenses not allocated to business segments and restructuring charges. The loss from operations was $18.2 million in 2006, which includes $4.8 million of restructuring charges, and $11.8 million in 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $16.2 million in the quarter ended April 2, 2006, which represented a 19% decrease from the 2005 period expense of $19.9 million reflecting the accrual of $5.5 million of interest on subordinated debt in the 2005 period partially offset by higher amortization of debt issuance cost in 2006.

     Other Income (Expense), Net

     Other expense, net was $0.5 million for the quarter ended April 2, 2006 compared to other expense, net of $1.0 million for the quarter ended April 3, 2005. The 2005 period included $0.9 million of amendment fees charged by lenders in connection with amendments to Foamex L.P.'s credit agreements executed on March 31, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended April 2, 2006, we incurred professional fees associated with the bankruptcy and recorded gains from rejection of contracts. These reorganization items resulted in net expense of $4.1 million.

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

     Liquidity and Capital Resources

     Our liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest on outstanding indebtedness, capital expenditures, employee benefit plans and distributions, if any, to our partners to meet tax payment liabilities. If it is determined that our parent, Foamex International, has had an ownership change under Internal Revenue Code Section 382, distributions to Foamex International to meet tax payment liabilities could be substantial. Historically, cash flow from our operating activities, cash on hand and periodic borrowings under our credit agreements have been adequate to meet our liquidity requirements.

     Cash and cash equivalents were $6.7 million at April 2, 2006 compared to $7.4 million at January 1, 2006. Working capital at April 2, 2006 was $12.6 million and the current ratio was 1.04 to 1 compared to working capital at January 1, 2006 of a negative $18.3 million and a current ratio of 0.95 to 1.

     Total long-term debt, including amounts subject to compromise, and revolving credit borrowings at April 2, 2006 was $696.8 million, down $45.3 million from January 1, 2006. As of April 2, 2006, there were $109.3 million of revolving credit borrowings under the DIP Revolving Credit Facility with $109.7 million available for borrowings and $18.2 million of letters of credit outstanding. Revolving credit borrowings at April 2, 2006 reflect working capital requirements.

     While we believe that cash flows from our operating activities, cash on hand and additional borrowings under the DIP Revolving Credit Facility will provide an adequate level of liquidity until we emerge from Chapter 11 there is no assurance that we will have enough cash to meet all ongoing obligations during the Chapter 11 cases.

     DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a DIP Revolving Credit Facility with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At April 2, 2006, Foamex L.P. had total available borrowings of $109.7 million and letters of credit outstanding of $18.2 million under that facility. Substantially all of the assets of Foamex L.
P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 2, 2006, the weighted average interest rate on borrowings was 7.84%. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon our emergence from Chapter 11. Fees and expenses that will be incurred to put the emergence financing in place are expected to be approximately $4.3 million. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a DIP Term Loan with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a term loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At April 2, 2006, the weighted average interest rate was 14.63%. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon our emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

     Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of our subsidiaries (i) to pay distributions or redeem equity interests,
(ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, as of April 2, 2006, we are able to distribute funds to our partners only to the extent to enable our partners to meet tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and Foamex International's normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, we are subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. We are in compliance with the EBITDA, cumulative cash flow and capital expenditure covenants for the six months ended April 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     We anticipate contributing approximately $16.0 million to our pension plans in 2006 with $2.1 million contributed during the quarter ended April 2, 2006. Actuarial valuations are in process for fiscal 2006 that will determine the actual funding requirements.

     Cash Flow from Operating Activities

     Cash provided by operating activities was $47.5 million in the quarter ended April 2, 2006 compared to cash used by operating activities of $26.6 million for the quarter ended April 3, 2005, an increase of $74.1 million. Net income adjusted for noncash charges increased by $27.5 million in the 2006 period compared to the 2005 period. In addition, cash payments for interest were $20.7 million less in the 2006 period than in the 2005 period, receivables increased less in 2006 as a result of better collections due to a more even distribution of revenues and payables increased more in 2006 than in 2005 as we regained historical vendor payment terms.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Investing Activities

     Investing activities used $2.1 million for the quarter ended April 2, 2006. Cash requirements included capital expenditures of $1.3 million and capitalized software development costs of $1.0 million. In the quarter ended April 3, 2005, cash used by investing activities was $1.7 million, which consisted of capital expenditures of $1.1 million and capitalized software development costs of $0.5 million. The estimated capital expenditures and software development costs for the full year 2006 are expected to be approximately $8 to $12 million and approximately $9 million, respectively.

     Cash Flow from Financing Activities

     Cash used by financing activities was $46.1 million for the quarter ended April 2, 2006 and consisted principally of repayments of revolving loans. Cash provided by financing activities was $28.1 million for the quarter ended April 3, 2005 including borrowings under the former credit facility.

     Contractual Obligations

     During the quarter ended April 2, 2006, there were no material changes in our contractual obligations outside of the ordinary course of business.

     Off Balance Sheet Financing

     We have no off balance sheet financing arrangements.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of April 2, 2006 was $2.1 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 10 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On April 2, 2006, indebtedness with variable interest rates aggregated $195.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.0 million.

     The principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI" and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our principal suppliers of raw materials used in the manufacturing of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but have been only partially successful in doing so. We were able to substantially increase selling prices to customers in the fourth quarter of 2005.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Principal Financial Officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)  Changes in Internal Control over Financial Reporting

     After review by and consultation with our external auditors, we recorded two adjustments to the amount of restructuring charges in the quarter ended April 2, 2006. These adjustments decreased the amount of restructuring charges and increased net income by an aggregate of approximately $2.7 million. These adjustments resulted from an initial misapplication of generally accepted accounting principles to the accounting for termination and pension benefits related to the closing of our Toronto, Canada facility. We have been addressing, and intend to continue to address, the upgrading of our accounting department through the hiring of additional qualified personnel.

     No change in our internal control over financial reporting occurred during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II -  Other Information.

Item 1.    Legal Proceedings.

           Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended January 1, 2006. The information from Note 10 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.    Exhibits

4.15.12* Amendment No. 1 to Debtor-in-Possession Credit Agreement, dated as of January 31, 2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.
4.15.13* Amendment No. 2 to Debtor-in-Possession Credit Agreement, dated as of April 28, 2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.
4.15.14(a) Consent under Debtor-in-Possession  Credit Agreement, dated as of May
           12, 2006, among Foamex L.P., as Borrower, the affiliates of the Borrower party thereto, the lending institutions party thereto and Bank of America, N.A., as Administrative Agent.
4.16.11* Amendment No. 1 to Debtor-in-Possession Credit Agreement, dated as of April 28, 2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Silver Point Finance, LLC, as Administrative Agent.
4.16.12(a) Amendment No. 2 to Debtor-in-Possession Credit Agreement, dated as of
           May 12, 2006, among Foamex L.P., as Borrower, the affiliates of the Borrower party thereto, the lenders party thereto and Silver Point Finance, LLC, as Administrative Agent.
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.
(a) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex L.P. filed on May 18, 2006.

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



                                     FOAMEX L.P.
                                     By:  FMXI, Inc.
                                          Its Managing General Partner


Date:  June 14, 2006                 By:      /s/ Gregory J. Christian
                                              ------------------------------
                                     Name:    Gregory J. Christian
                                     Title:   Vice President and Secretary
                                              (Duly Authorized Officer)

                                     By:      /s/ Robert S. Graham, Jr.
                                              ------------------------------
                                     Name:    Robert S. Graham, Jr.
                                     Title:   Principal Financial Officer





                                     FOAMEX CAPITAL CORPORATION


Date:  June 14, 2006                 By:      /s/ Gregory J. Christian
                                              ------------------------------
                                     Name:    Gregory J. Christian
                                     Title:   Vice President and Secretary
                                              (Duly Authorized Officer)

                                     By:      /s/ Robert S. Graham, Jr.
                                              ------------------------------
                                     Name:    Robert S. Graham, Jr.
                                     Title:   Principal Financial Officer