Form 10-Q
period 2006-07-02
FOAMEX L P; FOAMEX CAPITAL CORP
filed 2006-09-05
CIK 890080, 890081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2006

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                        05-0475617
          Delaware                                        22-3182164
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


1000 Columbia Avenue
Linwood, PA                                                       19061
-------------------------------                           ----------------------
(Address of principal                                          (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
     ----    ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer      Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     NO  X
    ---    ---

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of August 25, 2006 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION


                                                                 INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters and Two
                Quarters Ended July 2, 2006 and July 3, 2005                                                     3

              Condensed Consolidated Balance Sheets as of July 2, 2006 and
                January 1, 2006                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Two Quarters Ended
                July 2, 2006 and July 3, 2005                                                                    5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                26

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   35

         Item 4.  Controls and Procedures.                                                                      35

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            36

         Item 6.  Exhibits.                                                                                     36

Signatures                                                                                                      37

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                 Quarters Ended             Two Quarters Ended
                                                              --------------------         -----------------------
                                                              July 2,     July 3,          July 2,       July 3,
                                                               2006          2005           2006           2005
                                                              -------     --------         -------       -------
                                                                                (thousands)
NET SALES                                                    $344,899     $307,218        $710,846        $633,068

COST OF GOODS SOLD (including asset impairment
   charges of $1,505 in the 2006 periods and $7,000
   in the 2005 periods)                                       297,545      292,762         602,376         590,230
                                                             --------     --------        --------        --------

GROSS PROFIT                                                   47,354       14,456         108,470          42,838

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     18,405       21,003          38,154          38,366

GAIN ON SALE OF ASSETS                                             81       29,748             433          29,748

RESTRUCTURING CHARGES                                             583          711           5,380             711

GOODWILL IMPAIRMENT CHARGES                                         -       17,000               -          17,000
                                                             --------     --------        --------        --------

INCOME FROM OPERATIONS                                         28,447        5,490          65,369          16,509

INTEREST AND DEBT ISSUANCE EXPENSE                            (36,728)     (20,320)        (52,940)        (40,260)

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                 669          198           1,579             529

OTHER INCOME (EXPENSE), NET                                      (575)         165          (1,112)           (817)

REORGANIZATION ITEMS, NET                                      (5,135)              -       (9,239)              -
                                                             --------     --------        --------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                        (13,322)     (14,467)          3,657         (24,039)

PROVISION (BENEFIT) FOR INCOME TAXES                              132       (1,579)           (736)         (1,615)
                                                             --------     --------        --------        --------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                                 (13,454)     (12,888)          4,393         (22,424)

LOSS FROM DISCONTINUED OPERATIONS                                   -       (1,503)              -          (2,569)
                                                             --------     --------        --------        --------

NET INCOME (LOSS)                                            $(13,454)    $(14,391)       $  4,393        $(24,993)
                                                             ========     ========        ========        ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               July 2, 2006      January 1, 2006
ASSETS                                                                         ------------      ---------------
CURRENT ASSETS                                                                           (thousands)
   Cash and cash equivalents                                                      $   5,549          $   7,415
   Accounts receivable, net of allowances of $14,269 and $13,802                    196,778            197,896
   Inventories                                                                      107,481            112,142
   Other current assets                                                              20,463             24,427
                                                                                  ---------          ---------
       Total current assets                                                         330,271            341,880

Property, plant and equipment                                                       359,208            370,212
Less accumulated depreciation                                                      (252,153)          (256,979)
                                                                                  ---------          ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                                107,055            113,233

GOODWILL                                                                             88,911             88,803

DEBT ISSUANCE COSTS, net of accumulated amortization of $10,542
   and $7,205                                                                         3,450              6,667

SOFTWARE COSTS, net of accumulated amortization of $9,931
   and $8,388                                                                         9,122              8,691

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             18,931             17,191

OTHER ASSETS                                                                         25,966             24,852
                                                                                  ---------          ---------

TOTAL ASSETS                                                                      $ 583,706          $ 601,317
                                                                                  =========          =========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                    $  72,186          $ 154,566
   Current portion of long-term debt                                                 86,225             86,238
   Accounts payable                                                                  97,355             65,430
   Accrued employee compensation and benefits                                        17,443             14,937
   Accrued interest                                                                   4,075              2,049
   Accrued customer rebates                                                          11,297             11,239
   Cash overdrafts                                                                    6,596              8,554
   Other accrued liabilities                                                         19,998             17,122
                                                                                  ---------          ---------
       Total current liabilities                                                    315,175            360,135

LONG-TERM DEBT                                                                          269                366
ACCRUED EMPLOYEE BENEFITS                                                            18,056             13,724
OTHER LIABILITIES                                                                     5,937              6,109
LIABILITIES SUBJECT TO COMPROMISE                                                   656,226            635,965
                                                                                  ---------          ---------
       Total liabilities                                                            995,663          1,016,299

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                                (347,875)           (352,374)
   Limited partner                                                                       -                   -
   Accumulated other comprehensive loss                                            (54,861)            (53,387)
   Notes receivable from related party                                              (9,221)             (9,221)
                                                                                  ---------          ---------
       Total partners' deficiency                                                 (411,957)           (414,982)
                                                                                  ---------          ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                        $583,706           $ 601,317
                                                                                  =========          =========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     Two Quarters Ended
                                                                                  ---------------------------
                                                                                  July 2,           July 3,
                                                                                   2006              2005
                                                                                  -------          --------
OPERATING ACTIVITIES                                                                      (thousands)
   Net income (loss)                                                              $ 4,393           $(24,993)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Loss from discontinued operations                                                  -              2,569
     Depreciation and amortization                                                  9,449             10,644
     Impairment charges                                                             1,505             24,000
     Amortization of debt issuance costs, debt premium
        and debt discount                                                           3,337              1,510
     Gain on sale of assets                                                          (433)           (29,801)
     Other operating activities                                                     8,443                607
                                                                                  -------           --------
     Changes in operating assets and liabilities, net                              70,165            (15,187)

         Net cash provided by (used for) operating activities
           before discontinued operations and reorganization items                 96,859            (30,651)
         Cash used for discontinued operations                                          -             (2,421)
         Cash used for reorganization items                                        (8,428)                 -
                                                                                  -------           --------
         Net cash provided by (used for) operating activities                      88,431            (33,072)
                                                                                  -------           --------

INVESTING ACTIVITIES
   Capital expenditures                                                            (3,640)            (2,245)
   Proceeds from sale of assets                                                       431             38,939
   Other investing activities                                                      (1,971)              (724)
                                                                                  -------           --------
         Net cash provided by (used for) investing activities                      (5,180)            35,970
                                                                                  -------           --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                  (82,380)               286
   Repayments of long-term debt                                                      (161)            (4,527)
   Increase (decrease) in cash overdrafts                                          (1,958)             2,715
   Debt issuance costs                                                               (120)            (1,250)
   Other financing activities                                                        (498)              (386)
                                                                                  -------           --------
         Net cash used for financing activities                                   (85,117)            (3,162)
                                                                                  -------           --------

Net decrease in cash and cash equivalents                                          (1,866)              (264)

Cash and cash equivalents at beginning of period                                    7,415              5,347
                                                                                  -------           --------

Cash and cash equivalents at end of period                                        $ 5,549           $  5,083
                                                                                  =======           ========
Supplemental Information:
   Cash paid for interest                                                         $10,772           $ 39,798
                                                                                  =======           ========

   Cash paid for income taxes                                                     $    62           $    242
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

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertained to 77 individuals who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex International, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex International, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million,  were paid in December 2005 and  additional  amounts  aggregating  $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     Foamex L.P. has notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

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

     To exit Chapter 11, Foamex L.P. must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, Foamex L.P. filed a Disclosure Statement and Proposed Plan of Reorganization (the "Original Plan") with the Bankruptcy Court. The Original Plan was designed to complete a financial restructuring of Foamex L.P. which would result in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex International, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. The Original Plan was supported by an ad hoc committee of Foamex L.P.'s Senior Secured Noteholders that at the time the Original Plan was filed was comprised of more than 50% of the outstanding principal amount of Senior Secured Notes.

     Foamex L.P. has revised its business plan in light of its improved financial performance and has determined that the financial projections underlying the Original Plan are no longer valid and that the Original Plan should be substantially revised. Foamex L.P. is in the process of negotiating exit financing commitments from a group of banks and certain of its equity security holders to fund Foamex L.P.'s emergence from Chapter 11 under an amended plan of reorganization. The Bankruptcy Court has approved an extension through September 14, 2006 of the period during which Foamex L.P. has the exclusive right to file a plan of reorganization. Foamex L.P. will seek a further extension(s) of its exclusive period, if necessary.

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

New Accounting Standard

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Tax
positions  must  meet  a  more-likely-than-not   recognition  threshold  at  the
effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Foamex L.P. is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

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

     Liabilities subject to compromise at July 2, 2006 and January 1, 2006 consist of the following:

                                                               July 2,          January 1,
                                                                 2006              2006
                                                               --------         ----------
     Debt:                                                            (thousands)
       10 3/4% Senior Secured Notes                            $300,000         $300,000
       9 7/8% Senior Subordinated Notes                         148,500          148,500
       13 1/2% Senior Subordinated Notes                         51,585           51,585
       Other debt                                                   850              850
                                                               --------         --------
       Total debt                                               500,935          500,935
     Employee benefit plans                                      56,034           56,060
     Accounts payable                                            21,674           37,395
     Accrued interest on liabilities subject to compromise       70,006           33,201
     Accrued liabilities and other                                7,577            8,374
                                                               --------         --------
                                                               $656,226         $635,965
                                                               ========         ========

     The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarter and two quarters ended July 2, 2006 and aggregated $5.1 million and $9.2 million, respectively.

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

                        FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.     DEBTORS' FINANCIAL STATEMENTS (continued)

                   Debtors' Condensed Combined Balance Sheets
                             (thousands - unaudited)

                                                                        July 2,          January 1,
                                                                          2006             2006
     ASSETS                                                             -------          ----------
     Current Assets:
       Cash and cash equivalents                                        $  2,394           $   4,836
       Accounts receivable, net                                          185,615             184,608
       Inventories                                                       102,757             105,903
       Other current assets                                               21,657              27,103
                                                                        --------           ---------
           Total current assets                                          312,423             322,450

     Property, plant and equipment, net                                   95,379              99,830
     Other assets, net                                                   161,829             166,750
                                                                        --------           ---------
     Total assets                                                       $569,631           $ 589,030
                                                                        ========           =========

     LIABILITIES AND PARTNERS' DEFICIENCY
     Current Liabilities Not Subject to Compromise:
       Current maturities of long-term debt and
           revolving credit borrowings                                  $158,411           $ 240,780
       Accounts payable                                                   92,758              58,800
       Accrued liabilities                                                50,386              48,374
                                                                        --------           ---------
           Total current liabilities                                     301,555             347,954

     Liabilities subject to compromise                                   656,226             635,965

     Non-Current Liabilities Not Subject to Compromise:
       Long-term debt, net of current maturities                             269                 340
     Other noncurrent liabilities                                         23,538              19,753
                                                                        --------           ---------
           Total liabilities                                             981,588           1,004,012

     Total partners' deficiency                                         (411,957)           (414,982)
                                                                        --------           ---------
     Total liabilities and partners' deficiency                         $569,631           $ 589,030
                                                                        ========           =========

              Debtors' Condensed Combined Statements of Operations
                   Quarter and Two Quarters Ended July 2, 2006
                             (thousands - unaudited)

                                                                                 Quarter         Two Quarters
                                                                                ---------        ------------
     Net sales                                                                  $329,094           $677,220
     Cost of goods sold                                                          282,034            570,946
                                                                                --------           --------
       Gross profit                                                               47,060            106,274
     Selling, general and administrative expenses                                 17,167             35,415
     Restructuring charges and other                                                 220                538
                                                                                --------           --------
       Income from operations                                                     29,673             70,321
     Interest and debt issuance expense                                          (36,726)           (52,927)
     Reorganization items, net                                                    (5,003)            (9,073)
     Other                                                                             -                 23
                                                                                --------           --------
       Income (loss) before income taxes and
         equity in loss of non-debtor subsidiaries                               (12,056)             8,344
     Provision (benefit) for income taxes                                              -                  -
                                                                                --------           --------
       Income (loss) before equity in loss of non-debtor subsidiaries            (12,056)             8,344
     Equity in loss of non-debtor subsidiaries                                    (1,398)            (3,951)
                                                                                --------           --------
     Net income (loss)                                                          $(13,454)          $  4,393
                                                                                ========           ========

                        FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3    DEBTORS' FINANCIAL STATEMENTS (continued)

               Debtors' Condensed Combined Statement of Cash Flows
                         Two Quarters Ended July 2, 2006
                             (thousands - unaudited)

     OPERATING ACTIVITIES:
     Net income                                                        $ 4,393
     Adjustments required to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                     8,089
       Reorganization items                                              9,073
       Change in working capital and other operating items              66,150
                                                                       -------
        Net cash provided by operating activities                       87,705
                                                                       -------

     INVESTING ACTIVITIES:
     Capital expenditures                                               (3,490)
     Proceeds from sales of assets                                         431
     Other                                                              (1,971)
                                                                       -------
        Net cash used for investing activities                          (5,030)
                                                                       -------

     FINANCING ACTIVITIES:
     Repayments of revolving loans                                     (82,380)
     Other                                                              (2,737)
                                                                       -------
        Net cash used for financing activities                         (85,117)
                                                                       -------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                          (2,442)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      4,836
                                                                       -------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 2,394
                                                                       =======

4.   GAIN ON SALE OF ASSETS

     On April 29, 2005, Foamex L.P. sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Gape Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying condensed consolidated statement of operations for the quarter and two quarters ended July 3, 2005.

5.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter and two quarters ended July 2, 2006:

                                                Plant Closure      Personnel
                                    Total         and Leases       Reductions
                                    -----       -------------      ----------
                                                 (millions)
     Balance at April 3, 2006        $5.1           $0.6             $4.5
     Restructuring charges            0.6            0.4              0.2
     Cash spending                   (1.9)          (0.5)            (1.4)
                                     ----           ----             ----
     Balance at July 2, 2006         $3.8           $0.5             $3.3
                                     ====           ====             ====

                        FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   RESTRUCTURING CHARGES (continued)

                                                Plant Closure      Personnel
                                    Total         and Leases       Reductions
                                    -----       -------------      ----------
                                                 (millions)
     Balance at January 2, 2006      $1.0           $0.6             $0.4
     Restructuring charges            5.4            0.8              4.6
     Cash spending                   (2.6)          (0.9)            (1.7)
                                     ----           ----             ----
     Balance at July 2, 2006         $3.8           $0.5             $3.3
                                     ====           ====             ====

     Restructuring charges include $0.3 million and $4.4 million in the quarter and two quarters ended July 2, 2006, respectively, relating to the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada. The provision includes severance required for a total workforce of approximately 177 employees.

     The restructuring charges also include $0.2 million and $0.5 million in the quarter and two quarters ended July 2, 2006, respectively, of severance for 78 employees at its foam pouring facility in Orlando, Florida where foam production ceased in the second quarter. The remaining restructuring charge of $0.5 million in the two quarters relates principally to facilities that produced consumer products.

6.   IMPAIRMENT CHARGES

     In the quarter ended July 2, 2006, Foamex L.P. recorded asset impairment charges for production facilities located in the United States and Canada aggregating $1.5 million. These impairment charges are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

     In the quarter ended July 3, 2005, Foamex L.P. recorded asset impairment charges for property plant and equipment at certain production facilities aggregating $7.0 million. These impairment charges are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

     Also in the quarter ended July 3, 2005, Foamex L.P. recorded an impairment charge of $17.0 million for its Automotive Products goodwill. The remaining Automotive Products goodwill was fully impaired in the third quarter of 2005 upon completion of the second step of the goodwill impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

7.   DISCONTINUED OPERATIONS

     In late 2005, Foamex L.P. closed its three plants that comprised its consumer products group which was a component of an entity as described in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Foamex L.P. did not report the operations of the consumer products group as a discontinued operation in 2005 because it expected to have significant continuing cash flows from sales of consumer products, as defined in paragraph 42 of SFAS No. 144 and interpreted by EITF 03-13, "Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations."

     During the quarter ended July 2, 2006, Foamex L.P. had lower sales than anticipated from consumer products due to the loss of certain customers. In addition, Foamex L.P. is no longer pursuing certain new customers. Foamex L.P. has reclassified its statement of operations for the quarter and two quarters ended July 3, 2005 to reflect the consumer products group as discontinued operations. The activities of the consumer products group are not material in 2006 as it is now expected that sales for the year will be less than $2.0 million and results of operations will not be significant.

                        FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   DISCONTINUED OPERATIONS (continued)

     Results for the consumer products group for the quarter and two quarters ended July 3, 2005 were:

                                      Quarter       Two Quarters
                                      -------       ------------
                                         (thousands of dollars)
     Net Sales                        $ 9,993          $16,813
     Gross Profit                     $  (858)         $ (1,514)
     Net loss                         $(1,502)         $ (2,569)

8.   INVENTORIES

     The components of inventories are listed below.

                                      July 2,               January 1,
                                        2006                   2006
                                      --------              ----------
                                               (thousands)
     Raw materials and supplies       $ 69,450              $ 74,886
     Work-in-process                    22,819                22,657
     Finished goods                     15,212                14,599
                                      --------              --------
       Total                          $107,481              $112,142
                                      ========              ========

9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                           July 2,              January 1,
                                            2006                  2006
                                           -------              --------
                                                   (thousands)
     Revolving credit borrowings (1)       $72,186              $154,566
                                           =======              ========

     DIP Term Loan (1)                     $80,000              $ 80,000
     Industrial revenue bonds                6,000                 6,000
     Other                                     494                   604
                                           -------              --------
                                            86,494                86,604

     Less current portion                   86,225                86,238
                                           -------              --------

     Long-term debt                        $   269              $    366
                                           =======              ========

(1) Debt of Foamex L.P., guaranteed by Foamex International, FMXI, Inc. and Foamex Canada.

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At July 2, 2006 and January 1, 2006, Foamex L.P. had total available borrowings of $130.7 million and $53.6 million, respectively, and letters of credit outstanding of $18.2 million under the facility. Substantially all of the assets of Foamex L. P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 2, 2006 and January 1, 2006, the weighted average interest rates on borrowings were 7.26% and

                        FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

7.42%, respectively. Margins were reduced under Amendments to the DIP Revolving Credit Facility. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that Foamex L.P. emerges from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon Foamex L.P.'s emergence from Chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan, as amended, bear interest at a rate that is either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At July 2, 2006 and January 1, 2006, the weighted average interest rates were 10.49% and 14.29%, respectively. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that Foamex L.P. emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon Foamex L.P.'s emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

Industrial Revenue Bond ("IRB")

     IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At July 2, 2006 and January 1, 2006, the interest rates were 4.04% and 3.63%, respectively, on the bond. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB has been classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.6 million at July 2, 2006 and by a letter of credit in the amount of $6.3 million.

Debt Covenants

     The DIP  Revolving  Credit  Facility  and  the  DIP  Term  Loan  (the  "DIP
Facilities") contain certain covenants that limit, among other things, the ability of Foamex L.P.'s subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, as of July 2, 2006, Foamex L.P. was able to distribute funds to its partners only to the extent to enable its partners to meet tax payment liabilities, subject to Bankruptcy

                        FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Court approval if such payments constitute prepetition liabilities, and Foamex International's normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, Foamex L.P. is subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, a leverage ratio covenant, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. Foamex L.P. is in compliance with the EBITDA, cumulative net cash flow, leverage ratio and capital expenditure covenants as of and for the nine months ended July 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

Maturities

     Scheduled maturities of revolving credit borrowings and long-term debt as of July 2, 2006 are shown below (thousands):

     2006                                                   $    119
     2007                                                    152,400
     2008                                                        158
     2009                                                          3
     2010                                                          -
     Thereafter                                                6,000
                                                            --------
     Total                                                  $158,680
                                                            ========

     The following debt issues were classified as liabilities subject to compromise in the condensed consolidated balance sheet as of July 2, 2006:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the DIP Revolving Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The Issuers did not remit the interest payments due October 3, 2005 and April 3, 2006, but have continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The Bankruptcy Court has approved the payment of interest at the 10.75% rate effective with the interest earned beginning June 1, 2006. Foamex L.P. made a monthly interest payment of $2.7 million in July 2006. The notes could have been redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption was at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "Notes") were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. In the quarter

                        FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

ended July 2, 2006, the Issuers accrued interest on the Notes of $13.2 million for the period from the bankruptcy filing date through July 2, 2006 at contractually required default rates in accordance with SOP 90-7 as Foamex L.P. believes it is now probable that such interest will be an allowed claim in the bankruptcy case.

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. In the quarter ended July 2, 2006, the Issuers accrued interest on the 13 1/2% Senior Subordinated Notes of $6.3 million for the period from the bankruptcy filing through July 2, 2006 as contractually required default rates in accordance SOP 90-7 as Foamex L.P. believes it is now probable that such interest will be an allowed claim in the bankruptcy case. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

10.  RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                              Quarters Ended              Two Quarters Ended
                                                         -----------------------        ----------------------
                                                         July 2,         July 3,        July 2,        July 3,
                                                          2006            2005           2006            2005
                                                         -------         -------        -------        -------
                                                                              (thousands)
     Service cost                                        $1,252          $1,348         $2,696         $2,690
     Interest cost                                        2,097           1,959          4,163          3,901
     Expected return on plan assets                      (2,182)         (1,953)        (4,319)        (3,909)
     Amortization of transition assets                      (15)            (18)           (38)           (37)
     Amortization of prior service benefit                  (25)            (28)           (45)           (56)
     Amortization of net loss                               851             780          1,634          1,572
                                                         ------          ------         ------         ------
     Net periodic pension benefit cost                   $1,978          $2,088         $4,091         $4,161
                                                         ======          ======         ======         ======

     Foamex L.P. anticipates pension plan contributions of $16.0 million for fiscal 2006. During the quarter and two quarters ended July 2, 2006, Foamex L.P. contributed $3.1 million and $5.2 million, respectively, and there has been no change in estimated contributions for fiscal 2006. The U.S. plan liability is a contingent general unsecured claim and could be compromised with the Pension Benefit Guaranty Corporation ("PBGC") in the Chapter 11 process. However, it is Foamex L.P.'s intent in its proposed plan of reorganization to honor its current accrued benefit obligation and not to revert any of the obligation back to the PBGC. The PBGC is a member of the Creditors Committee in the Bankruptcy cases.

11.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                              Quarters Ended              Two Quarters Ended
                                                         -----------------------        ----------------------
                                                           July 2,       July 3,        July 2,        July 3,
                                                            2006           2005           2006           2005
                                                         ---------       -------        -------       --------
                                                                              (thousands)
     Net income (loss)                                   $(13,454)       $(14,391)       $4,393       $(24,993)
     Minimum pension adjustment                                 -               -        (2,532)             -
     Foreign currency translation adjustments                 665             191         1,058            (60)
                                                         --------        --------        ------       --------
     Total comprehensive income (loss)                   $(12,789)       $(14,200)       $2,919       $(25,053)
                                                         ========        ========        ======       ========

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.  SEGMENT RESULTS

     Foam Products manufactures and markets cushioning foams for bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below includes corporate expenses not allocated to other business segments, restructuring charges, impairment charges and gains on sales of assets. As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table below for the Automotive Products and Other Segments for the quarter and two quarters ended July 3, 2005 has been adjusted for comparative purposes.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ----------  ---------      ---------
                                                                   (thousands)
Quarter ended July 2, 2006
--------------------------
Net sales                              $142,986    $52,180       $112,800     $36,659     $    274       $344,899
Income (loss) from operations          $ 26,842    $   607       $  7,213     $ 9,980     $(16,195)      $ 28,447
Depreciation and amortization          $  1,533    $   251       $  1,114     $   607     $  1,395       $  4,900

Quarter ended July 3, 2005
--------------------------
Net sales                              $138,617    $45,484       $ 95,480     $29,007     $ (1,370)      $307,218
Income (loss) from operations          $  5,057    $   397       $  3,345     $ 6,288     $ (9,597)      $  5,490
Depreciation and amortization          $  1,796    $ 1,016       $  1,173     $   575     $    919       $  5,479

Two Quarters ended July 2, 2006
-------------------------------
Net sales                              $316,720    $ 94,654      $223,901     $75,258     $    313       $710,846
Income (loss) from operations          $ 65,710    $ (1,672)     $ 15,518     $20,187     $(34,374)      $ 65,369
Depreciation and amortization          $  3,265    $    490      $  2,023     $ 1,194     $  2,477       $  9,449

Two Quarters ended July 3, 2005
-------------------------------
Net sales                              $288,017    $92,040       $191,961     $62,207     $ (1,157)      $633,068
Income (loss) from operations          $ 16,573    $(1,718)      $  7,812     $15,223     $(21,381)      $ 16,509
Depreciation and amortization          $  3,595    $ 1,618       $  2,295     $ 1,156     $  1,980       $ 10,644

13.  COMMITMENTS AND CONTINGENCIES

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

     As a consequence of Foamex L.P.'s bankruptcy filing, all pending litigation against the Debtors was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume prepetition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.  COMMITMENTS AND CONTINGENCIES (continued)

     As of July 2, 2006, Foamex L.P. had accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed below. Litigation claims are liabilities subject to compromise that are capable of being treated as general unsecured claims under a plan of reorganization.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of July 2, 2006, Foamex L.P. had accruals of approximately $2.2 million for environmental matters, including approximately $2.0 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where Foamex L.P. has been designated as a Potentially Responsible Party or "PRP", by the EPA or a state authority, and other matters. The PRP sites are liabilities subject to compromise and Foamex L.P. believes they will be treated as general unsecured claims under a plan of reorganization. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

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

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


14.  GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of July 2, 2006 and January 1, 2006 and the condensed consolidating statements of operations and cash flows for the quarters and two quarters ended July 2, 2006 and July 3, 2005 of the Guarantors and nonguarantors. The Guarantors include Foamex Carpet Cushion LLC, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                      Condensed Consolidating Balance Sheet
                               As of July 2, 2006

                                                                   Foamex
                                                                   Capital    Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                     ----------   -------------  -----------  -----------  ------------  ------------
Assets                                                            (thousands of dollars)
   Current assets                     $    -          $23,628         $  1    $312,422      $ (5,780)     $330,271
   Investment in subsidiaries           2,358               -            -      28,818       (31,176)            -
   Property, plant and equipment, net       -          11,676            -      95,379             -       107,055
   Goodwill                                 -           2,720            -      86,191             -        88,911
   Debt issuance costs                      -               -            -       3,450             -         3,450
   Other assets                        18,931           2,830            -      41,308        (9,050)       54,019
                                      -------         -------         ----    --------      --------      --------
     Total assets                     $21,289         $40,854         $  1    $567,568      $(46,006)     $583,706
                                      =======         =======         ====    ========      ========      ========

Liabilities and Partners' Deficiency
   Current liabilities                $ 1,219         $19,393         $  -    $300,343      $ (5,780)     $315,175
   Long-term debt                       4,200           4,850            -         269        (9,050)          269
   Liabilities subject to compromise      851               -            -     655,375             -       656,226
   Other liabilities                        -             455            -      23,538             -        23,993
                                      -------         -------         ----    --------      --------      --------
     Total liabilities                  6,270          24,698            -     979,525       (14,830)      995,663

   Partners' deficiency                15,019          16,156            1    (411,957)      (31,176)     (411,957)
                                      -------         -------         ----    --------      --------      --------
     Total liabilities and partners'
        deficiency                    $21,289         $40,854         $  1    $567,568      $(46,006)     $583,706
                                      =======         =======         ====    ========      ========      ========


                      Condensed Consolidating Balance Sheet
                              As of January 1, 2006

                                                                   Foamex
                                                                   Capital    Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                     ----------   -------------  -----------  -----------  ------------  ------------
Assets                                                            (thousands of dollars)
   Current assets                     $     -         $25,575         $  1    $ 322,448     $ (6,144)     $ 341,880
   Investment in subsidiaries           2,870               -            -       31,706      (34,576)             -
   Property, plant and equipment, net       -          13,403            -       99,830            -        113,233
   Goodwill                                 -           2,611            -       86,192            -         88,803
   Debt issuance costs                      -               -            -        6,667            -          6,667
   Other assets                        17,191           2,312            -       40,281       (9,050)        50,734
                                      -------         -------         ----    ---------     --------      ---------
     Total assets                     $20,061         $43,901         $  1    $ 587,124     $(49,770)     $ 601,317
                                      =======         =======         ====    =========     ========      =========

Liabilities and Partners' Deficiency
   Current liabilities                $ 1,057         $18,323         $  -    $ 346,899      $(6,144)     $ 360,135
   Long-term debt                       4,200           4,876            -          340       (9,050)           366
   Liabilities subject to compromise      851               -            -      635,114            -        635,965
   Other liabilities                        -              80            -       19,753            -         19,833
                                      -------         -------         ----    ---------     --------      ---------
     Total liabilities                  6,108          23,279            -    1,002,106      (15,194)     1,016,299
   Partners' deficiency                13,953          20,622            1     (414,982)     (34,576)      (414,982)
                                      -------         -------         ----    ---------     --------      ---------
     Total liabilities and partners'
         deficiency                   $20,061         $43,901         $  1    $ 587,124     $(49,770)     $ 601,317
                                      =======         =======         ====    =========     ========      =========

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended July 2, 2006

                                                                   Foamex
                                                                   Capital    Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                     ----------   -------------  -----------  -----------  ------------  ------------
Net sales                               $  -         $21,913         $   -     $329,094     $(6,108)      $344,899

Cost of goods sold                         -          21,620             -      282,033      (6,108)       297,545
                                        ----         -------         -----     --------     -------       --------
   Gross profit                            -             293             -       47,061           -         47,354

Selling, general and administrative
   expenses                                -           1,239             -       17,166           -         18,405

Restructuring charges and other            -             283             -          219           -            502
                                        ----         -------         -----     --------     -------       --------

Income from operations                     -          (1,229)            -       29,676           -         28,447

Interest and debt issuance expense       (80)           (124)            -      (36,726)        202        (36,728)

Equity in undistributed earning
   of affiliates                           9               -             -       (1,398)      2,058            669

Other income (expense), net               80            (582)            -       (5,006)       (202)        (5,710)
                                        ----         -------         -----     --------     -------       --------

Loss before income taxes                   9          (1,935)            -      (13,454)      2,058        (13,322)

Provision for income taxes                 -             132             -            -           -            132
                                        ----         -------         -----     --------     -------       --------

Net  loss                               $  9         $(2,067)        $   -     $(13,454)    $ 2,058       $(13,454)
                                        ====         =======         =====     ========     =======       ========

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                       For the quarter ended July 3, 2005

                                                                   Foamex
                                                                   Capital    Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                     ----------   -------------  -----------  -----------  ------------  ------------
                                                                 (thousands of dollars)
Net sales                            $     -         $25,136         $   -     $290,150     $(8,068)      $307,218

Cost of goods sold                         -          29,265             -      271,565      (8,068)       292,762
                                     -------         -------         -----     --------     -------       --------
   Gross profit                            -          (4,129)            -       18,585           -         14,456

Selling, general and administrative
   expenses                                -           2,601             -       18,402           -         21,003

Gain on sale of assets                     -               -             -       29,748           -         29,748

Restructuring and goodwill impairment
   charges                                 -           3,668             -       14,043           -         17,711
                                     -------         -------         -----     --------     -------       --------
Income (loss) from operations              -         (10,398)            -       15,888           -          5,490

Interest and debt issuance expense       (79)           (101)            -      (20,303)        163        (20,320)

Equity in undistributed earnings
   of affiliates                      (1,986)              -             -       (8,430)     10,614            198

Other expense, net                        67             304             -          (43)       (163)           165
                                     -------         -------         -----     --------     -------       --------
Loss from continuing operations
   before income taxes                (1,998)        (10,195)            -      (12,888)     10,614        (14,467)

Benefit for income taxes                   -          (1,579)            -            -           -         (1,579)
                                     -------         -------         -----     --------     -------       --------
Loss from continuing operations       (1,998)         (8,616)            -      (12,888)     10,614        (12,888)

Loss from discontinued operations          -              -             -       (1,503)            -       (1,503)
                                     -------         -------         -----     --------     -------       --------
Net loss                             $(1,998)        $(8,616)        $   -     $(14,391)    $10,614       $(14,391)
                                     =======         =======         =====     ========     =======       ========

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                     For the two quarters ended July 2, 2006

                                                                  Foamex
                                                                   Capital    Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                     ----------   -------------  -----------  -----------  ------------  ------------
                                                                 (thousands of dollars)
Net sales                               $  -         $46,678         $   -     $677,220    $(13,052)      $710,846

Cost of goods sold                         -          44,483             -      570,945     (13,052)       602,376
                                        ----         -------         -----     --------     -------       --------
   Gross profit                            -           2,195             -      106,275           -        108,470

Selling, general and administrative
   expenses                                -           2,739             -       35,415           -         38,154

Restructuring charges and other            -           4,410             -          537           -          4,947
                                        ----         -------         -----     --------     -------       --------
Income from operations                     -          (4,954)            -       70,323           -         65,369

Interest and debt issuance expense      (161)           (250)            -      (52,927)        398        (52,940)

Equity in undistributed earnings
   of affiliates                         625               -             -       (3,950)      4,904          1,579

Other income (expense), net              161            (896)            -           21        (398)        (1,112)

Reorganization items, net                  -            (165)            -       (9,074)          -         (9,239)
                                        ----         -------         -----     --------     -------       --------
Income before income taxes               625          (6,265)            -        4,393       4,904          3,657

Benefit for income taxes                   -            (736)            -            -           -           (736)
                                        ----         -------         -----     --------     -------       --------
Net income                              $625         $(5,529)        $   -     $  4,393     $ 4,904       $  4,393
                                        ====         =======         =====     ========     =======       ========

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                     For the two quarters ended July 3, 2005

                                                                  Foamex
                                                                   Capital    Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                     ----------   -------------  -----------  -----------  ------------  ------------
                                                                 (thousands of dollars)
Net sales                            $     -         $53,629         $   -     $593,757    $(14,318)      $633,068

Cost of goods sold                         -          57,152             -      547,396     (14,318)       590,230
                                     -------         -------         -----     --------    --------       --------
   Gross profit                            -          (3,523)            -       46,361           -         42,838

Selling, general and administrative
   expenses                                -           4,155             -       34,211           -         38,366

Gain on sale of assets                     -               -             -       29,748           -         29,748

Restructuring and goodwill
   impairment charges                      -           3,668            -        14,043           -         17,711
                                     -------         -------         -----     --------    --------       --------

Income (loss) from operations              -         (11,346)            -       27,855           -         16,509

Interest and debt issuance expense      (150)           (190)            -      (40,232)        312        (40,260)

Equity in undistributed earnings
   of affiliates                      (2,419)              -             -       (9,053)     12,001            529

Other expense, net                       126             363             -         (994)       (312)          (817)
                                     -------         -------         -----     --------    --------       --------

Loss from continuing operations
   before income taxes                (2,443)        (11,173)            -      (22,424)     12,001        (24,039)

Benefit for income taxes                   -          (1,615)            -            -           -         (1,615)
                                     -------         -------         -----     --------    --------       --------
Loss from continuing operations       (2,443)         (9,558)            -      (22,424)     12,001        (22,424)

Loss from discontinued operations          -               -             -       (2,569)          -         (2,569)
                                     -------         -------         -----     --------    --------       --------
Net loss                             $(2,443)        $(9,558)        $   -     $(24,993)   $ 12,001       $(24,993)
                                     =======         =======         =====     ========    ========       ========

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


14.  GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                     For the two quarters ended July 2, 2006

                                                                  Foamex
                                                                   Capital    Foamex L.P.                Consolidated
                                     Guarantors   Nonguarantors  Corporation   (Parent)    Eliminations   Foamex L.P.
                                     ----------   -------------  -----------  -----------  ------------  ------------
                                                                 (thousands of dollars)
Cash Flows from Operating Activities
   Net income                           $625          $(5,529)        $   -    $ 4,393       $4,904        $ 4,393
   Total adjustments to reconcile net
     income to net cash provided
     by operating activities            (625)           6,255             -     83,312       (4,904)        84,038
                                        ----          -------         -----    -------       ------        -------
   Net cash provided by operating
     activities                            -              726             -     87,705            -         88,431
                                        ----          -------         -----    -------       ------        -------

Cash Flows from Investing Activities
   Capital expenditures                    -             (150)            -     (3,490)           -         (3,640)
   Other                                   -                -             -     (1,540)           -         (1,540)
                                        ----          -------         -----    --------      ------        -------
   Net cash used for investing
     activities                            -             (150)            -     (5,030)           -         (5,180)
                                        ----          -------         -----    --------      ------        -------

Cash Flows from Financing Activities
   Repayments of revolving loans           -                -             -    (82,380)           -        (82,380)
   Repayments of long-term debt            -                -             -       (161)           -           (161)
   Other, net                              -                -             -     (2,576)           -         (2,576)
                                        ----          -------         -----    -------       ------        -------
   Net cash used for financing
     activities                            -                -             -    (85,117)           -        (85,117)
                                        ----          -------         -----    -------       ------        -------

Net decrease in cash and
   cash equivalents                        -              576             -     (2,442)           -         (1,866)


Cash and cash equivalents at
   beginning of period                     -            2,579             1      4,835            -          7,415
                                        ----          -------         -----     ------       ------        -------
Cash and cash equivalents at
   end of period                        $  -          $ 3,155         $   1    $ 2,393       $    -        $ 5,549
                                        ====          =======         =====    =======       ======        =======

                       FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


14.    GUARANTOR INFORMATION (continued)

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

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertained to 77 individuals who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex International, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex International, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million,  were paid in December 2005 and  additional  amounts  aggregating  $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     We have notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

     To exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, we filed a Disclosure Statement and Proposed Plan of Reorganization (the "Original Plan") with the Bankruptcy Court. The Original Plan was designed to complete a financial restructuring which would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. The Original Plan was supported by an ad hoc committee of our Senior Secured Noteholders that at the time the Original Plan was filed was comprised of more than 50% of the outstanding principal amount of Senior Secured Notes.

     We have revised our business plan in light of our improved financial performance and has determined that the financial projections underlying the Original Plan are no longer valid and that the Original Plan should be substantially revised. We are in the process of negotiating exit financing commitments from a group of banks and certain of our equity security holders to fund our emergence from Chapter 11 under an amended plan of reorganization. The Bankruptcy Court has approved an extension through September 14, 2006 of the period during which we have the exclusive right to file a plan of reorganization. We will seek a further extension(s) of our exclusive period, if necessary.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 2, 2006 COMPARED TO THE QUARTER ENDED JULY 3, 2005

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ----------  ---------      ---------
                                                                   (thousands)
Quarter ended July 2, 2006
--------------------------
Net sales                              $142,986    $52,180       $112,800     $36,659     $    274       $344,899
Income (loss) from operations          $ 26,842    $   607       $  7,213     $ 9,980     $(16,195)      $ 28,447
Depreciation and amortization          $  1,533    $   251       $  1,114     $   607     $  1,395       $  4,900
Income (loss) from operations
   as a percentage of net sales            18.8%       1.2%           6.4%       27.2%        n.m.*           8.2%




                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ----------  ---------      ---------
                                                                   (thousands)
Quarter ended July 3, 2005
--------------------------
Net sales                              $138,617    $45,484       $ 95,480     $29,007     $ (1,370)      $307,218
Income (loss) from operations          $  5,057    $   397       $  3,345     $ 6,288     $ (9,597)      $  5,490
Depreciation and amortization          $  1,796    $ 1,016       $  1,173     $   575     $    919       $  5,479
Income (loss) from operations
   as a percentage of net sales             3.6%       0.9%           3.5%       21.7%       n.m.*            1.8%

* not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the quarter ended July 3, 2005 has been adjusted for comparative purposes.

Income from Operations

     Net sales for the quarter ended July 2, 2006 increased 12% to $344.9 million from $307.2 million in the quarter ended July 3, 2005. The increase included higher net sales in all operating segments primarily as a result of higher selling prices.

     Gross profit was $47.4 million, or 13.7% of net sales, in the quarter ended July 2, 2006 compared to $14.5 million, or 4.7% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs that are more than 40% since the quarter ended July 3, 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $1.5 million in 2006 and $7.0 million in 2005.

     Income from operations for the quarter ended July 2, 2006 was $28.4 million, or 8.2% of net sales, a $23.0 million increase from $5.5 million, or 1.8% of net sales, reported during the 2005 period. In addition to the gross profit increase of $32.9 million, selling general and administrative expenses decreased by $2.6 million, or 12% primarily due to lower professional fees. The 2005 period included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses and a goodwill impairment charge of $17.0 million.

     Foam Products

     Foam Products net sales for the quarter ended July 2, 2006 increased 3% to $143.0 million from $138.6 million in the 2005 period primarily due to average selling price increases of more than 50%, offset by a 33% decrease in overall volume. Income from operations increased $21.8 million, to $26.8 million in the quarter ended July 2, 2006 from $5.1 million in the 2005 period principally as a result of selling price increases partially offset by raw material costs that have increased more than 40% from the 2005 period and lower volumes. Income from operations in the 2005 period was reduced by a $3.0 million charge for a customer claim. Income from operations was 18.8% of net sales in 2006, up from 3.6% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended July 2, 2006 increased 15% to $52.2 million from $45.5 million in the 2005 period due to a 31% increase in average selling prices to offset scrap and other raw material cost increases, partially offset by the loss of net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005. Income from operations was $0.6 million in the quarter ended July 2, 2006 compared to income from operations of $0.4 million in the 2005 period as higher selling prices were largely offset by higher material costs. Income from operations was 1.2% of net sales in 2006 and 0.9% of net sales in 2005.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Automotive Products

     Automotive Products net sales for the quarter ended July 2, 2006 increased 18% to $112.8 million from $95.5 million in the 2005 period as a result of revenues from new customers and increased selling prices. Income from operations increased $3.9 million to $7.2 million primarily due to higher selling prices that offset raw material cost increases since the beginning of 2005. Income from operations represented 6.4% of net sales in 2006 and 3.5% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the quarter ended July 2, 2006 increased 26% to $36.7 million from $29.0 million in the 2005 period, primarily due to higher selling prices and higher volume of foam used for inkjet printer cartridges. Income from operations increased $3.7 million to $10.0 million in 2006 compared to $6.3 million in 2005 as the sales increase was partially offset by higher material costs. Income from operations represented 27.2% of net sales in 2006 compared to 21.7% of net sales in 2005.

     Other

     Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $16.2 million in 2006, which included $0.6 million of restructuring charges and $1.5 million of asset impairment charges, and $9.6 million in 2005 which included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses, goodwill and asset impairment charges of $17.0 million and $7.0 million, respectively, and restructuring charges of $0.7 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $36.7 million in the quarter ended July 2, 2006, which represented an 81% increase from the 2005 period expense of $20.3 million reflecting the accrual of $12.8 million of interest on subordinated debt in the 2006 period that was applicable to the period from September 19, 2005 through April 2, 2006 in accordance with SOP 90-7, as we believe it is now probable that such interest will be an allowed claim in our bankruptcy case.

     Other Income (Expense), Net

     Other expense, net was $0.6 million for the quarter ended July 2, 2006 compared to other income, net of $0.2 million for the quarter ended July 3, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended July 2, 2006 we incurred professional fees associated with the bankruptcy resulting in net expense of $5.1 million.

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

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JULY 2, 2006 COMPARED TO THE TWO QUARTERS ENDED JULY 3, 2005.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ----------  ---------      ---------
                                                                   (thousands)
Two Quarters ended July 2, 2006
-------------------------------
Net sales                              $316,720    $ 94,654      $223,901     $75,258     $    313       $710,846
Income (loss) from operations          $ 65,710    $ (1,672)     $ 15,518     $20,187     $(34,374)      $ 65,369
Depreciation and amortization          $  3,265    $    490      $  2,023     $ 1,194     $  2,477       $  9,449
Income (loss) from operations
   as a percentage of net sales            20.7%       (1.8)%         6.9%       26.8%       n.m.*            9.2%

Two Quarters ended July 3, 2005
-------------------------------
Net sales                              $288,017    $92,040       $191,961     $62,207     $ (1,157)      $633,068
Income (loss) from operations          $ 16,573    $(1,718)      $  7,812     $15,223     $(21,381)      $ 16,509
Depreciation and amortization          $  3,595    $ 1,618       $  2,295     $ 1,156     $  1,980       $ 10,644
Income (loss) from operations
   as a percentage of net sales             5.8%      (1.9)%          4.1%       24.5%       n.m.*            2.6%

*not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the two quarters ended July 3, 2005 has been adjusted for comparative purposes.

Income from Operations

     Net sales for the two quarters ended July 2, 2006 increased 12% to $710.8 million from $633.1 million in the two quarters ended July 3, 2005. The increase included higher net sales in all operating segments primarily as a result of higher selling prices.

     Gross profit was $108.5 million, or 15.3% of net sales, in the two quarters ended July 2, 2006 compared to $42.8 million, or 6.8% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs that are more than 45% since the two quarters ended July 3, 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $1.5 million in 2006 and $7.0 million in 2005.

     Income from operations for the two quarters ended July 2, 2006 was $65.4 million, or 9.2% of net sales, a $48.9 million increase from $16.5 million, or 2.6% of net sales, reported during the 2005 period. In addition to the gross profit increase of $65.6 million, selling general and administrative expenses decreased $0.2 million as lower professional fees were offset by executive severance accruals. Subject to Bankruptcy Court approval, we expect to accrue incentive compensation during the second half of 2006 in an amount that is dependent on our second half performance and is currently estimated to be approximately $6.0 million. The 2006 period included $5.4 million of restructuring charges related to the closure of manufacturing facilities, while the 2005 period included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses and a goodwill impairment charge of $17.0 million.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the two quarters ended July 2, 2006 increased 10% to $316.7 million from $288.0 million in the 2005 period primarily due to average selling price increases of more than 50%, offset by a 30% decrease in overall volume. Income from operations increased $49.1 million, to $65.7 million in the two quarters ended July 2, 2006 from $16.6 million in the 2005 period principally as a result of selling price increases partially offset by raw material costs that have increased more than 45% from the 2005 period and lower volumes. Income from operations in the 2005 period was reduced by a $3.0 million charge for a customer claim. Income from operations was 20.7% of net sales in 2006, up from 5.8% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended July 2, 2006 increased 3% to $94.7 million from $92.0 million in the 2005 period due to a 25% increase in average selling prices to offset scrap and other raw material cost increases, partially offset by the loss of net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005. Loss from operations was $1.7 million in the two quarters ended July 2, 2006, unchanged from the 2005 period as reduced sales volume and higher material costs offset selling price increases. Loss from operations was 1.8% of net sales in 2006 and 1.9% of net sales in 2005.

     Automotive Products

     Automotive Products net sales for the two quarters ended July 2, 2006 increased 17% to $223.9 million from $192.0 million in the 2005 period as a result of revenues from new customers and increased selling prices. Income from operations increased $7.7 million to $15.5 million primarily due to higher selling prices that offset raw material cost increases since the beginning of 2005. Income from operations represented 6.9% of net sales in 2006 and 4.1% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the two quarters ended July 2, 2006 increased 21% to $75.3 million from $62.2 million in the 2005 period, primarily due to higher selling prices and higher volume of foam used for inkjet printer cartridges. Income from operations increased $5.0 million to $20.2 million in 2006 compared to $15.2 million in 2005 as the sales increase was partially offset by higher material costs. Income from operations represented 26.8% of net sales in 2006 compared to 24.5% of net sales in 2005.

     Other

     Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $34.4 million in 2006, which included $5.4 million of restructuring charges, and $21.4 million in 2005 which included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses, goodwill and asset impairment charges of $17.0 million and $7.0 million, respectively, and restructuring charges of $0.7 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $52.9 million in the two quarters ended July 2, 2006, which represented a 31% increase from the 2005 period expense of $40.3 million reflecting higher amortization of debt issuance cost and the accrual of $6.5 million of interest on subordinated debt for the period from September 19, 2005 through January 1, 2006 in accordance with SOP 90-7 as we believe it is now probable that such interest will be an allowed claim in our bankruptcy case.

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Other Income (Expense), Net

     Other expense, net was $1.1 million for the two quarters ended July 2, 2006 compared to other expense, net of $0.8 million for the two quarters ended July 3, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the two quarters ended July 2, 2006 we incurred professional fees associated with the bankruptcy resulting in net expense of $9.2 million.

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

     Cash and cash equivalents were $5.5 million at July 2, 2006 compared to $7.4 million at January 1, 2006. Working capital at July 2, 2006 was $15.1 million and the current ratio was 1.05 to 1 compared to working capital at January 1, 2006 of a negative $18.3 million and a current ratio of 0.95 to 1.

     Total long-term debt, including amounts subject to compromise, and revolving credit borrowings at July 2, 2006 was $659.6 million, down $82.5 million from January 1, 2006. As of July 2, 2006, there were $72.2 million of revolving credit borrowings under the DIP Revolving Credit Facility with $130.7 million available for borrowings and $18.2 million of letters of credit outstanding. Revolving credit borrowings at July 2, 2006 reflect working capital requirements.

     While we believe that cash flows from our operating activities, cash on hand and additional borrowings under the DIP Revolving Credit Facility will provide an adequate level of liquidity until we emerge from Chapter 11, there is no assurance that we will have enough cash to meet all ongoing obligations during the Chapter 11 cases.

     DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a DIP Revolving Credit Facility with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At July 2, 2006, Foamex L.P. had total available borrowings of $130.7 million and letters of credit outstanding of $18.2 million under that facility. Substantially all of the assets of Foamex L.
P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility, as amended, bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 2, 2006, the weighted average interest rate on borrowings was 7.26%. Margins were reduced under Amendments to the DIP Revolving Credit Facility. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. Fees and expenses that would be incurred to put the emergence financing in place are expected to be approximately $4.3 million. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon our emergence from Chapter 11. Fees and expenses that would be incurred to put the emergence financing in place are expected to be approximately $4.3 million. The DIP Revolving Credit

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

     DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a DIP Term Loan with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a term loan. Borrowings under the DIP Term Loan, as amended, bear interest at a rate that is either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At July 2, 2006, the weighted average interest rate was 10.49%. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon our emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

     Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of our subsidiaries (i) to pay distributions or redeem equity interests,
(ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, as of July 2, 2006, we are able to distribute funds to our partners only to the extent to enable our partners to meet tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and Foamex International's normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, we are subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, a leverage ratio covenant, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. We are in compliance with the EBITDA, cumulative cash flow, leverage ratio and capital expenditure covenants as of and for the nine months ended July 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     We anticipate contributing approximately $16.0 million to our pension plans in 2006 with $5.2 million contributed during the quarter ended July 2, 2006.

     Cash Flow from Operating Activities

     Cash provided by operating activities was $88.4 million in the two quarters ended July 2, 2006 compared to cash used by operating activities of $33.1 million for the two quarters ended July 3, 2005, an increase of $121.5 million. Net income adjusted for noncash charges increased by $29.4 million in the 2006 period compared to the 2005 period. In addition, cash payments for interest were $29.0 million less in the 2006 period than in the 2005

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


period, receivables increased less in 2006 as a result of better collections due to a more even distribution of revenues and payables increased more in 2006 than in 2005 as we regained historical vendor payment terms.

     Cash Flow from Investing Activities

     Investing activities used $5.2 million for the two quarters ended July 2, 2006. Cash requirements included capital expenditures of $3.6 million and capitalized software development costs of $2.0 million. In the two quarters ended July 3, 2005, cash provided by investing activities was $36.0 million, which consisted of capital expenditures of $2.2 million, capitalized software development costs of $0.7 million, and proceeds from the sale of assets of $38.9 million. The estimated capital expenditures and capitalized software development costs for the full year 2006 are expected to be approximately $8 to $12 million and approximately $4 million, respectively.

     Cash Flow from Financing Activities

     Cash used by financing activities was $85.1 million for the two quarters ended July 2, 2006 and consisted principally of repayments of revolving loans. Cash used by financing activities was $3.2 million for the two quarters ended July 3, 2005 consisting principally of payments of long-term debt.

     Contractual Obligations

     During the quarter ended July 2, 2006, there were no material changes in our contractual obligations outside of the ordinary course of business.

     Off Balance Sheet Financing

     We have no off balance sheet financing arrangements.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of July 2, 2006 was $2.2 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 13 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On July 2, 2006, indebtedness with variable interest rates aggregated $158.2 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $1.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

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

(b)  Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended January 1, 2006. The information from Note 13 to the condensed consolidated financial statements is incorporated herein by reference.

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



                                        FOAMEX L.P.
                                        By:  FMXI, Inc.
                                             Its Managing General Partner


Date:  September 5, 2006                By:      /s/ Gregory J. Christian
                                                 ----------------------------
                                        Name:    Gregory J. Christian
                                        Title:   Vice President and Secretary
                                                 (Duly Authorized Officer)

                                        By:      /s/ Robert S. Graham, Jr.
                                                 ----------------------------
                                        Name:    Robert S. Graham, Jr.
                                        Title:   Principal Financial Officer





                                        FOAMEX CAPITAL CORPORATION


Date:  September 5, 2006                By:      /s/ Gregory J. Christian
                                                 ----------------------------
                                        Name:    Gregory J. Christian
                                        Title:   Vice President and Secretary
                                                 (Duly Authorized Officer)

                                        By:      /s/ Robert S. Graham, Jr.
                                                 ----------------------------
                                        Name:    Robert S. Graham, Jr.
                                        Title:   Principal Financial Officer